Form 10-Q
period 2019-09-30
Health Catalyst, Inc.
filed 2019-11-13
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2019, the Registrant had 36,565,033 shares of common stock outstanding.

HEALTH CATALYST, INC.

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	9
	Notes to the Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	57
Part II. Other Information
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 6.	Exhibits	93
	Signatures
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in our prospectus dated July 24, 2019 (File No. 333-232400) as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, or the Prospectus.

Part I. Financial Information
Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,059	$28,431
Short-term investments	189,360	4,761
Accounts receivable, net(1)	31,019	27,696
Deferred costs	978	649
Prepaid expenses and other assets	6,403	5,321
Total current assets	279,819	66,858
Property and equipment, net	4,228	4,676
Intangible assets, net	26,684	28,304
Operating lease right-of-use assets	4,494	6,344
Other assets	1,050	1,099
Goodwill	3,694	3,694
Total assets	$319,969	$110,975
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,179	$1,812
Accrued liabilities	9,544	9,203
Acquisition-related consideration payable(1)	3,403	2,172
Deferred revenue	32,131	24,755
Operating lease liabilities	2,790	2,577
Current portion of long-term debt	—	1,287
Total current liabilities	53,047	41,806
Long-term debt, net of current portion	47,916	18,814
Acquisition-related consideration payable, net of current portion(1)	1,826	3,770
Deferred revenue, net of current portion	7,505	7,280
Operating lease liabilities, net of current portion	2,435	4,228
Other liabilities	687	—
Total liabilities	113,416	75,898
Commitments and contingencies (Note 15)

Redeemable convertible preferred stock, $0.001 par value; no shares and 45,427,441 shares authorized as of September 30, 2019 and December 31, 2018, respectively; no shares and 22,713,694 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; aggregated liquidation preference of $306,192 as of December 31, 2018	—	409,845
Stockholders’ deficit:
Preferred stock, $0.001 par value per share; 25,000,000 and no shares authorized as of September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000,000 and 72,565,312 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 36,472,223 and 4,779,356 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	36	5
Additional paid-in capital	802,777	—
Accumulated deficit	(596,248)	(374,772)
Accumulated other comprehensive loss	(12)	(1)
Total stockholders’ equity (deficit)	206,553	(374,768)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$319,969	$110,975
____________________

(1)	Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue(1):
Technology	$21,160	$18,283	$61,393	$38,459
Professional services	18,263	14,585	50,047	38,031
Total revenue	39,423	32,868	111,440	76,490
Cost of revenue, excluding depreciation and amortization(1):
Technology	6,740	6,132	20,536	12,782
Professional services	11,892	10,865	33,132	28,343
Total cost of revenue, excluding depreciation and amortization	18,632	16,997	53,668	41,125
Operating expenses(1):
Sales and marketing	14,721	13,771	35,579	32,496
Research and development	13,477	10,839	33,209	28,031
General and administrative	11,013	5,605	23,333	16,748
Depreciation and amortization	2,316	2,151	6,844	5,252
Total operating expenses	41,527	32,366	98,965	82,527
Loss from operations	(20,736)	(16,495)	(41,193)	(47,162)
Loss on extinguishment of debt	—	—	(1,670)	—
Interest and other expense, net	(659)	(374)	(2,924)	(1,389)
Loss before income taxes	(21,395)	(16,869)	(45,787)	(48,551)
Income tax provision (benefit)	21	7	43	(142)
Net loss	$(21,416)	$(16,876)	$(45,830)	$(48,409)
Less: accretion (reversal of accretion) of redeemable convertible preferred stock	18,170	514	180,826	(12,045)
Net loss attributable to common stockholders	$(39,586)	$(17,390)	$(226,656)	$(36,364)
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(3.71)	$(17.78)	$(7.56)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	28,223	4,686	12,750	4,813
__________________

(1)	Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Loss	$(21,416)	$(16,876)	$(45,830)	$(48,409)

Other comprehensive loss:
Unrealized gain (loss) on investments	(21)	9	(11)	8
Comprehensive loss	$(21,437)	$(16,867)	$(45,841)	$(48,401)
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	23,151,481	$584,574	5,002,426	$5	$—	$(557,163)	$9	$(557,149)
Exercise of stock options	—	—	78,357	—	552	—	—	552
Stock-based compensation	—	—	—	—	9,974	—	—	9,974
Accretion of redeemable convertible preferred stock	—	18,170	—	—	(501)	(17,669)	—	(18,170)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Initial public offering, net of underwriters’ discounts and commissions and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Net loss	—	—	—	—	—	(21,416)	—	(21,416)
Other comprehensive loss	—	—	—	—	—	—	(21)	(21)
Balance as of September 30, 2019	—	$—	36,472,223	$36	$802,777	$(596,248)	$(12)	$206,553

	Nine Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Exercise of stock options	—	—	301,427	—	2,177	—	—	2,177
Stock-based compensation	—	—	—	—	13,028	—	—	13,028
Accretion of redeemable convertible preferred stock	—	180,826	—	—	(5,180)	(175,646)	—	(180,826)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Initial public offering, net of underwriters’ discounts and commissions and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Net loss	—	—	—	—	—	(45,830)	—	(45,830)
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Balance as of September 30, 2019	—	$—	36,472,223	$36	$802,777	$(596,248)	$(12)	$206,553

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	22,713,694	$345,249	4,671,405	$5	$8,395	$(291,001)	$(13)	$(282,614)
Exercise of stock options	—	—	61,375	—	206	—	—	206
Stock-based compensation	—	—	—	—	933	—	—	933
Net loss	—	—	—	—	—	(16,876)	—	(16,876)
Other comprehensive gain	—	—	—	—	—	—	9	9
Accretion of redeemable convertible preferred stock	—	514	—	—	(514)	—	—	(514)
Balance as of September 30, 2018	22,713,694	$345,763	4,732,780	$5	$9,020	$(307,877)	$(4)	$(298,856)

	Nine Months Ended September 30, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	21,109,771	$321,569	4,853,841	$5	$—	$(259,468)	$(12)	$(259,475)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $13	1,603,923	36,239	—	—	—	—	—	—
Repurchase of common stock	—	—	(798,372)	(1)	(8,711)			(8,712)
Exercise of stock options	—	—	677,311	1	2,799	—	—	2,800
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Net loss	—	—	—	—	—	(48,409)	—	(48,409)
Other comprehensive gain	—	—	—	—	—	—	8	8
Reversal of accretion of redeemable convertible preferred stock	—	(12,045)	—	—	12,045	—	—	12,045
Balance as of September 30, 2018	22,713,694	$345,763	4,732,780	$5	$9,020	$(307,877)	$(4)	$(298,856)
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(45,830)	$(48,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,844	5,252
Loss on extinguishment of debt	1,670	—
Amortization of debt discount and issuance costs	797	393
Investment discount and premium amortization	(443)	(120)
Change in fair value of warrant liability	—	(37)
Gain on sale of property and equipment	(36)	(21)
Stock-based compensation expense	13,028	2,887
Change in operating assets and liabilities:
Accounts receivable, net	(3,323)	(1,206)
Deferred costs	(329)	191
Prepaid expenses and other assets	(1,033)	(650)
Operating lease right-of-use assets	1,850	(3,957)
Accounts payable, accrued liabilities, and other liabilities	1,661	7,518
Deferred revenue	7,601	7,415
Operating lease liabilities	(1,580)	3,434
Net cash used in operating activities	(19,123)	(27,310)

Cash flows from investing activities
Purchases of property and equipment	(1,658)	(760)
Proceeds from the sale of property and equipment	40	21
Purchase of short-term investments	(221,444)	(9,234)
Proceeds from the sale and maturity of short-term investments	37,277	26,700
Purchase of intangible assets	(1,747)	(18)
Net cash (used in) provided by investing activities	(187,532)	16,709

Cash flows from financing activities
Proceeds from initial public offering, net of underwriters’ discounts and commissions	194,649	—
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	12,073	33,987
Proceeds from exercise of stock options	2,177	2,800
Proceeds from employee stock purchase plan	1,216	—
Repurchase of common stock	—	(8,712)
Payment of SVB line of credit and mezzanine loan	(21,821)	—

Proceeds from credit facilities, net of debt issuance costs	47,169	—
Payments of acquisition-related consideration	(773)	(12,348)
Payments of deferred offering costs	(4,407)	—
Net cash provided by financing activities	230,283	15,727
Net increase in cash and cash equivalents	23,628	5,126

Cash and cash equivalents at beginning of period	28,431	22,978
Cash and cash equivalents at end of period	$52,059	$28,104

Supplemental disclosures of non-cash investing and financing information
Redeemable convertible preferred stock accretion (reversal of accretion)	$180,826	$(12,045)
Deferred offering costs included in accounts payable and accrued liabilities	203	—
Series E redeemable convertible preferred stock allocated to business combination	—	2,252
Purchase of intangible assets included in accounts payable and accrued liabilities	1,304	—
Purchase of property and equipment included in accounts payable and accrued liabilities	155	44
Supplemental disclosures of cash flow information related to leases
Cash paid for operating lease liabilities in operating cash flows	$2,426	$2,320
Operating lease right-of-use assets obtained in exchange for operating lease obligations	581	5,544
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, the interim condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2019, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.
Initial Public Offering
On July 29, 2019, we closed our initial public offering of common stock (IPO) in which we issued and sold 8,050,000 shares (inclusive of the underwriters’ over-allotment option to purchase 1,050,000 shares, which was exercised on July 25, 2019) of common stock at $26.00 per share. We received net proceeds of $194.6 million after deducting underwriting discounts and commissions and before deducting offering costs of $4.6 million. Upon the closing of our IPO, all shares of our outstanding redeemable convertible preferred stock converted into 23,151,481 shares of common stock on a one-for-one basis.
Stock Split
On July 10, 2019, we effected a 1-for-2 reverse stock split of our capital stock. We have adjusted all references to share and per share amounts in the accompanying condensed consolidated financial statements and notes to reflect the reverse stock split.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Principles of consolidation
The condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
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
Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss attributable to common stockholders is computed as net loss less accretion (reversal of accretion) of redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units (RSUs), purchase rights committed under the employee stock purchase plan, and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
Prior to our IPO, we computed basic and diluted net loss per share in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to holders of common stock. Redeemable convertible preferred stock and common stock were considered participating securities for purposes of this calculation. However, the two-class method did not impact the net loss per common share attributable to common stockholders as we were in a loss position for each of the periods presented and the redeemable convertible preferred stockholders did not have a contractual obligation to participate in losses.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Subscriptions that allow the customer to take software on-premise without significant penalty are treated as time-based licenses. These arrangements generally include access to technology, access to unspecified future products, and maintenance and support. Revenue for upfront access to our technology library is recognized at a point in time when the technology is made available to the customer. Revenue for access to unspecified future products included in time-based license subscriptions is recognized ratably over the contract term beginning on the date that the access is made available to the customer.
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
Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, outsourcing services, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our customers on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our customer. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of September 30, 2019 and December 31, 2018, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $3.5 million and $3.4 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of September 30, 2019 and December 31, 2018, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $39.6 million and $32.0 million, respectively.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of September 30, 2019 and December 31, 2018, we had deferred contract fulfillment costs of $1.0 million and $0.6 million, respectively.
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
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collections. When we become aware of circumstances that may decrease the likelihood of collections, we record a specific allowance against amounts due, which reduces the receivable amount to the amount reasonably believed to be collected. For all other customers, we determine and periodically adjust the allowance based on historical loss patterns and current receivables aging. As of September 30, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $0.5 million and $0.5 million, respectively.
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

When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining life of the primary long-lived asset in that group plus any residual value. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. We did not incur any long-lived impairment charges for the three and nine months ended September 30, 2019 and 2018.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is assessed for impairment annually or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. There was no impairment of goodwill for the three and nine months ended September 30, 2019 and 2018.
Deferred offering costs
Deferred offering costs, which consist of legal, consulting, banking, and accounting fees directly attributable to the IPO, were capitalized and then offset against proceeds upon the consummation of the IPO. As of December 31, 2018, our capitalized deferred offering costs were $0.1 million and included in other assets within the consolidated balance sheets. During the three months ended September 30, 2019, we reclassified $4.6 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Common stock warrants
We account for freestanding warrants to purchase shares of our common stock that are not considered indexed to our own stock as warrant liabilities on our condensed consolidated balance sheets until the point in time that they qualify for equity classification. We record liability-classified common stock warrants at their estimated fair value because they are free standing and the number of shares exercisable increases as we make advances on our credit facility.
At the end of each reporting period, we record the change in the estimated fair value of the warrants to purchase common stock as a change in fair value of warrant liability within interest and other expense, net in our condensed consolidated statements of operations. We reclassify the warrants from liability-classified to equity-classified as exercise contingencies related to the warrants become resolved.
Business combinations
We account for an acquisition as a business combination if we obtain control of a business. Assets and liabilities acquired in a business combination generally are recorded at fair value and any associated acquisition costs are expensed as incurred in general and administrative expenses.
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $3.4 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, and $4.5 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Development costs and internal-use software
For technology products that are developed to be sold externally, we determined that technological feasibility is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are inconsequential.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life.
Stock-based compensation
Stock-based awards, including stock options and RSUs, are measured and recognized in the condensed consolidated financial statements based on the fair value of the award on the grant date. For awards subject to performance conditions, we record expense when the performance condition becomes probable. We record forfeitures of stock-based awards as the actual forfeitures occur.
We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. We have issued two types of employee stock-based awards, standard and two-tier. Our standard stock-based awards vest solely on a service-based condition.  For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period. Two-tier employee stock-based awards, contain both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the company or (ii) upon the occurrence of an initial public offering by the Company. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense is recorded related to two-tier stock-based awards until the performance condition becomes probable of occurring. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO, we recorded cumulative share-based compensation expense of approximately $6.0 million using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.
Stock-based compensation expense related to purchase rights issued under the 2019 Health Catalyst Employee Stock Purchase Plan (ESPP) is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Fair value of financial instruments
The carrying amounts reported in the condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at September 30, 2019 and December 31, 2018. Money market funds and short-term investments are measured at fair value on a recurring basis.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liabilities, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. We have adopted the short-term lease recognition exemption policy. All of our leasing commitments are classified either as operating leases or otherwise qualify as short-term leases with lease terms of 12 months or less.
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
Accounting pronouncement adopted
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted ASU 2018-07 as of January 1, 2019 and applied the standard prospectively. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.
Recent accounting pronouncements
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), that changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, we will be required to record allowances rather than reduce the carrying amount. We are required to adopt ASU 2016-13 for annual and interim reporting periods beginning after December 15, 2019. Based on our preliminary assessment, we do not anticipate that the adoption of this ASU will have a material impact on our condensed consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350), that simplifies how an entity is required to test goodwill for impairment by modifying the second step of the impairment test. The second step measures a goodwill impairment loss by comparing the fair value of a reporting unit to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the carrying amount of goodwill is reduced by the excess reporting unit carrying amount up to the carrying amount of the goodwill. Public business entities must adopt ASU 2017-04 for annual or interim goodwill impairment tests in reporting periods beginning after December 15, 2019. The guidance will apply to our reporting requirements in performing goodwill impairment testing; however, we do not anticipate the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information prospectively, including the ranges used to develop significant unobservable inputs for Level 3 fair value measurements, and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We do not anticipate that the disclosure changes that result from this ASU will be material to our condensed consolidated financial statements.
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
The amount of revenue attributable to the acquired business of Medicity that has been included in the condensed consolidated statement of operations subsequent to the June 29, 2018 acquisition date through December 31, 2018 is $12.5 million. Loss information for Medicity after the acquisition date through December 31, 2018 is not presented as the Medicity business was integrated into our operations subsequent to the acquisition and is impracticable to quantify. The acquisition provides us with the opportunity to cross-sell to several top health systems and the ability to leverage the Medicity acquired technology to drive change via analytics at the point of care.
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recurring technology	$21,160	$17,163	$61,393	$36,701
One-time technology (i.e., perpetual license)	—	1,120	—	1,758
Professional services	18,263	14,585	50,047	38,031
Total revenue	$39,423	$32,868	$111,440	$76,490

For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, 100%, 100%, 100%, and 99.9%, respectively, of revenue was related to contracts with customers located in the United States.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Goodwill by reporting unit is as follows (in thousands):

	As of September 30,	As of December 31,
	2019	2018
Technology	$2,912	$2,912
Professional services	782	782
Total goodwill	$3,694	$3,694

As of September 30, 2019, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$36,129	$(15,591)	$20,538
Customer relationships and contracts	4,164	(2,600)	1,564
Computer software licenses	6,606	(2,061)	4,545
Trademarks	100	(63)	37
Total intangible assets	$46,999	$(20,315)	$26,684
As of December 31, 2018, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$36,129	$(12,720)	$23,409
Customer relationships and contracts	4,164	(2,080)	2,084
Computer software licenses	3,554	(818)	2,736
Trademarks	100	(25)	75
Total intangible assets	$43,947	$(15,643)	$28,304

Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $1.6 million and $1.4 million for the three months ended September 30, 2019, and 2018, respectively, and $4.7 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2019	2018
Computer equipment	$7,454	$6,769
Leasehold improvements	2,234	1,704
Furniture and fixtures	1,553	1,406
Capitalized internal-use software costs	1,712	1,482
Computer software	972	972
Capital lease equipment	37	37
Total property and equipment	13,962	12,370
Less: accumulated depreciation	(9,734)	(7,694)
Property and equipment, net	$4,228	$4,676

Our long-lived assets are located in the United States. Depreciation expense totaled $0.7 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
6. Short-term Investments
Our investment policy limits investments to highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have realized gains or losses on investments during the three and nine months ended September 30, 2019 and 2018. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of September 30, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$50,975	$—	$—	$50,975	$50,975	$—
U.S. Treasury notes	50,832	—	(9)	50,823	—	50,823
Commercial paper	51,364	—	—	51,364	—	51,364
Corporate bonds	53,617	—	(1)	53,616	—	53,616
Asset-backed securities	33,559	—	(2)	33,557	—	33,557
Total	$240,347	$—	$(12)	$240,335	$50,975	$189,360

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

As we do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider the investments with an unrealized loss to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018.
7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of September 30, 2019 were as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50,975	$—	$—	$50,975
U.S. Treasury notes	50,823	—	—	50,823
Commercial paper	—	51,364	—	51,364
Corporate bonds	—	53,616	—	53,616
Asset-backed securities	—	33,557	—	33,557
Total	$101,798	$138,537	$—	$240,335
Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,085	$—	$—	$23,085
U.S. Treasury notes	4,174	—	—	4,174
Commercial paper	—	3,976	—	3,976
Corporate bonds	—	998	—	998
Total	$27,259	$4,974	$—	$32,233

As of September 30, 2019 and December 31, 2018, there were no liabilities measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

8. Accrued liabilities
As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2019	2018
Accrued compensation and benefit expenses	$6,091	$5,888
Other accrued expenses	3,453	3,315
Total accrued liabilities	$9,544	$9,203

9. Credit Facilities
As of September 30, 2019, our term credit facilities consisted of the following, excluding debt discount and issue costs of $2.1 million (in thousands):

	Balance	Remaining Capacity	Interest Rate	Basis Rate
Term loan	$50,000	$25,000	10.00%	Higher of LIBOR plus 7.5% and 10.0%
Revolving line of credit	—	5,000	5.50%	Prime plus 0.50%
Total credit facilities	50,000	$30,000
Less: Current portion of credit facilities	—
Credit facilities, less current portion	$50,000
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
Amounts borrowed under the OrbiMed term loan are secured by a first priority security interest in substantially all of our assets other than intellectual property. In the event of default, OrbiMed may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. The agreement also includes a financial covenant requiring the achievement of minimum trailing twelve-month revenue amounts as well as certain other financial and non-financial covenants. We were in compliance with these covenants under the terms of the OrbiMed term loan as of September 30, 2019.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
10. Redeemable Convertible Preferred Stock
We had 45,427,441 shares of redeemable convertible preferred stock with a par value of $0.001 authorized, of which 22,713,694 shares were issued and outstanding, as of December 31, 2018. The issued and outstanding redeemable convertible preferred stock as of December 31, 2018 consisted of 3,587,499 shares designated as Series A redeemable convertible preferred stock, 4,986,827 shares designated as Series B redeemable convertible preferred stock, 4,794,007 shares designated as Series C redeemable convertible preferred stock, 3,314,612 shares designated as Series D redeemable convertible preferred stock, and 6,030,749 shares designated as Series E redeemable convertible preferred stock.
During the nine months ended September 30, 2019, we authorized 1,077,587 shares of Series F redeemable convertible preferred stock and issued 437,787 shares of Series F redeemable convertible preferred stock for total cash consideration of $12.1 million, net of offering costs of $0.1 million. Upon the closing of our IPO, the 23,151,481 shares of redeemable convertible preferred stock, then outstanding, were converted on a one-for-one basis into 23,151,481 shares of common stock.
Prior to the IPO, our shares of redeemable convertible preferred stock were redeemable at the option of the holder at an amount equal to the greater of the original issuance price or the redemption value. Accordingly, we recognized changes in the redemption value as they occurred and adjusted the carrying amount of the applicable class of redeemable convertible preferred stock as a deemed dividend (or a reversal of accretion to reflect a reduction in fair value of the redemption value) from additional paid-in-capital or an adjustment of the accumulated deficit to equal the redemption value at the end of each reporting period. This method viewed the end of the reporting period as if it were also the redemption date for the applicable class of redeemable convertible preferred stock. The shares of redeemable convertible preferred stock were accreted to the estimated fair value of $409.8 million as of December 31, 2018.
Upon the closing of our IPO, the shares of redeemable convertible preferred stock were accreted to the IPO price of $26.00 per share, or $602.7 million. As the shares of redeemable convertible preferred stock were converted into shares of common stock, and are no longer redeemable at the option of the holder, we reclassified the carrying value of the shares of redeemable convertible preferred stock to stockholders’ equity (deficit) on the closing of our IPO.
11. Stockholders’ Equity (Deficit)
Amendment and Restatement of Certificate of Incorporation
In connection with the IPO, the certificate of incorporation of Health Catalyst was amended and restated to, among other things, provide for the (i) authorization of 500,000,000 shares of common stock with a par value of $0.001 per share; (ii) authorization of 25,000,000 shares of undesignated preferred stock that may be issued from time to time; and (iii) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2019 and December 31, 2018, no shares of this preferred stock were issued and outstanding.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Common stock
We had 500,000,000 and 72,565,312 shares of $0.001 par value common stock authorized, of which 36,525,001 and 4,832,134 shares were legally issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. The shares legally issued and outstanding include 52,778 shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes are not considered to be outstanding shares of common stock. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2019.
During the nine months ended September 30, 2018, as part of a tender offer we repurchased 798,372 shares of common stock from team members, which shares were received by the exercise of stock options or contractual arrangements, for cash consideration of $16.9 million. The estimated fair value of the repurchased common stock of $8.6 million and offering costs of $0.1 million were recorded as a reduction to common stock and additional paid-in capital. The excess of the repurchase price over the estimated fair value of the common stock redeemed from team members of $8.3 million was accounted for as compensation expense on the condensed consolidated statement of operations.
The effects of the excess of the tender offer repurchase price over the estimated fair value of the common stock redeemed from team members on the statement of operations for the nine months ended September 30, 2018 are summarized in the following table (in thousands):

Nine Months Ended September 30, 2018
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
The common stock warrants that are exercisable without contingency are classified as part of stockholders’ equity (deficit) on the condensed consolidated balance sheets. The common stock warrants subject to contingency were classified as a liability on the balance sheet with changes in fair value being recorded each reporting period through the changes in fair value of warrant liability account within interest and other expense, net on the condensed consolidated statements of operations. Once a contingency was resolved, the respective liability-classified warrants were marked to market and recorded in stockholders’ equity (deficit) on the condensed consolidated balance sheets. In October 2018, all remaining contingencies were resolved and the remaining common stock warrant liability balance was marked to market and recorded in stockholders’ equity (deficit).
During the three months ended September 30, 2019, all 255,336 outstanding warrants were exercised through a cashless exercise, resulting in the issuance of 189,959 shares of common stock.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(39,586)	$(17,390)	$(226,656)	$(36,364)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	28,222,555	4,685,633	12,749,903	4,812,890
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(3.71)	$(17.78)	$(7.56)

During the three and nine months ended September 30, 2019 and 2018, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, purchase rights committed or shares issued under our employee stock purchase plan, common stock warrants, and redeemable convertible preferred stock (as converted) were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of September 30,
	2019	2018
Redeemable convertible preferred stock	—	22,713,694
Common stock options	7,923,437	7,178,103
Restricted stock units	257,278	—
Employee stock purchase plan	138,470	—
Common stock warrants	—	255,336
Total potentially dilutive securities	8,319,185	30,147,133

13. Stock-Based Compensation
In 2011, our board of directors adopted the Health Catalyst, Inc. 2011 Stock Incentive Plan (2011 Plan), which provided for the direct award, sale of shares and granting of RSUs and options for our common stock to our directors, team members, or consultants. In connection with our IPO, our board of directors adopted the 2019 Stock Option and Incentive Plan (2019 Plan). The 2019 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce, including the grant of incentive and nonstatutory stock options, restricted and unrestricted stock, RSUs, and stock appreciation rights to our directors, team members, or consultants.
We have initially reserved 2,500,000 shares of our common stock plus approximately 256,607 shares of our common stock (the number of shares that were available for issuance under the 2011 Plan immediately prior to the IPO registration date) for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2019 and December 31, 2018, there were 11,272,878 and 8,772,878 shares authorized for grant, respectively, and 2,552,097 and 1,296,793 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the ‘Stock Incentive Plan’).
All options were granted with an exercise price determined by the board of directors that was equal to the estimated fair value of our common stock at the date of grant, based on the information known on the date of grant. Options generally expire on the tenth anniversary of the applicable grant date.
We have issued two types of employee stock-based awards, standard and two-tier. Our standard stock-based awards vest solely on a service-based condition. For these awards, we recognize stock-based compensation based on the grant date fair value of the awards and recognize that cost using the straight-line method over the requisite service period of the award. Two-tier employee stock-based awards contain both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the company or (ii) upon the occurrence of our initial public offering. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense is recorded related to two-tier stock-based awards until the performance condition becomes probable of occurring. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO, we recorded cumulative share-based compensation expense using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.
The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to our IPO, the absence of an active market for our common stock required us to estimate the fair value of our common stock for purposes of granting stock-based awards, including stock options and RSUs, and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimate the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock-based awards outstanding at September 30, 2019 and December 31, 2018 are expected to vest according to their specific schedules.
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
Total stock-based compensation expense recognized for service-based stock options and RSUs granted under our Stock Incentive Plan was $9.6 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $12.3 million and $2.7 million for the nine months ended September 30, 2019 and 2018. These current year amounts include a $6.0 million cumulative catch-up of compensation expense related to the two-tier employee stock-based awards that was recorded upon satisfaction of the performance condition upon the closing date of our IPO.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the condensed consolidated statements of operations effect of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$370	$138	$722	$374
Sales and marketing	1,358	298	2,639	1,023
Research and development	3,067	179	3,502	532
General and administrative	5,179	318	6,165	958
Total stock-based compensation	$9,974	$933	$13,028	$2,887

Stock Options
The fair value of our option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	—	45.6%-45.8%	43.8%-44.5%	45.6%-47.6%
Expected term (in years)	—	6.3	6.3	6.3
Risk-free interest rate	—	2.9%-3.0%	2.4%-2.5%	2.5%-3.0%
Expected dividends	—	—	—	—

A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2019, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	7,237,417	$9.60
Options granted	1,198,121	16.00
Options exercised	(301,427)	7.22
Options cancelled/forfeited	(210,674)	10.51
Outstanding at September 30, 2019	7,923,437	$10.64	7.6	$166,431,525
Vested and expected to vest as of September 30, 2019	7,923,437	$10.64	7.6	$166,431,525
Vested and exercisable as of September 30, 2019	3,999,812	$8.92	6.4	$90,892,289

The weighted-average grant-date fair value for stock options granted during the nine months ended September 30, 2019 was $9.31 per option. The aggregate intrinsic value of stock options exercised was $4.6 million for the nine months ended September 30, 2019. The total grant-date fair value of stock options vested during the nine months ended September 30, 2019 was $6.4 million. As of September 30, 2019, approximately $19.1 million of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.4 years.
The options outstanding include 52,778 of shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes are not considered to be exercised stock options.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Units
The service-based condition for RSUs is satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2019	—	$—
RSUs granted	257,278	40.95
Unvested and outstanding at September 30, 2019	257,278	$40.95

As of September 30, 2019, we had $9.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 3.4 years.
Employee Stock Purchase Plan
In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator.
The ESPP generally provides for six-month offering periods, the exception being the first offering period. The offering periods generally start on the first trading day after June 30 and December 31 of each year. The first offering period began on the IPO date and will end on December 31, 2019.
The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period or accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the option grant date(s)) for each calendar year. A participant may purchase the lowest of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 2,500 shares; or (c) such other lesser maximum number of shares as shall have been established by the Administrator in advance of the offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period. The purchase price of the shares will be 85% of the lower of the fair value of common stock on the first trading day of each offering period or on the purchase date, except for the first offering period, for which the purchase price will be 85% of the lower of (i) the IPO price or (ii) the fair value of common stock on the purchase date.
Participants may end their participation at any time during an offering period and will be paid their accumulated contributions that have not been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
As of September 30, 2019, a total of 138,470 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.6 million, which is expected to be recognized over the remaining three months of 2019.
The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes model with the following assumptions for the initial offering period:

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Expected volatility	44%
Expected term (in months)	5
Risk-free interest rate	2%
Expected dividends	—

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
For the three months ended September 30, 2019 and 2018, our estimated effective tax rate was (0.10)% and (0.04)%, respectively. For the nine months ended September 30, 2019 and 2018, our estimated effective tax rate was (0.09)% and 0.29%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to the impact of the Tax Act and our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our deferred tax assets as of September 30, 2019, and December 31, 2018, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the NOLs and other deferred tax assets.
On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affect our condensed consolidated financial statements, including the reduction of the corporate income tax rate to 21%, effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment. As such, we have remeasured our consolidated deferred tax assets and liabilities to reflect the lower rate and have also reassessed the realizability of those deferred tax assets and liabilities.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. As of September 30, 2019 and December 31, 2018, there were no significant outstanding claims against us.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

16. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended September 30, 2019 and 2018, 48% and 36%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2019 and 2018, 18% and 13%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $64.0 million of revenue on unsatisfied performance obligations as of September 30, 2019. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
17. Related Parties
We have entered into arrangements with a customer where a member of the customer’s management is currently a member of our board of directors. An executive of a Partners Healthcare affiliate has served on our board of directors since January 2018.
We recognized revenue from this related party of $0.8 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019 and December 31, 2018, we had receivables from this related party of $1.1 million and $0.1 million, respectively. As of September 30, 2019 and December 31, 2018, we also had acquisition-related consideration payable to this related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $2.4 million and $3.3 million as of September 30, 2019 and December 31, 2018, respectively.
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
18. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:

•
Technology - Our technology segment (Technology) includes our data platform, analytics applications and support services. Technology generates revenues primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and

•
Professional Services - Our professional services segment (Professional Services) is generally the combination of data and analytics, domain expertise, outsourcing, and implementation services to deliver expertise to our customers to more fully configure and utilize the benefits of our Technology offerings.

Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external customers. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Segment revenue and Adjusted Gross Profit for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Technology	$21,160	$18,283	$61,393	$38,459
Professional Services	18,263	14,585	50,047	38,031
Total	$39,423	$32,868	$111,440	$76,490

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted Gross Profit
Technology	$14,484	$12,169	$40,986	$25,754
Professional Services	6,677	4,172	17,616	10,629
Total reportable segments Adjusted Gross Profit	21,161	16,341	58,602	36,383
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(370)	(138)	(722)	(374)
Tender offer payments deemed compensation(1)	—	—	—	(312)
Post-acquisition restructuring costs(2)	—	(332)	(108)	(332)
Less other reconciling items:
Sales and marketing	(14,721)	(13,771)	(35,579)	(32,496)
Research and development	(13,477)	(10,839)	(33,209)	(28,031)
General and administrative	(11,013)	(5,605)	(23,333)	(16,748)
Depreciation and amortization	(2,316)	(2,151)	(6,844)	(5,252)
Debt extinguishment costs	—	—	(1,670)	—
Interest and other expense, net	(659)	(374)	(2,924)	(1,389)
Net loss before income taxes	$(21,395)	$(16,869)	$(45,787)	$(48,551)
____________________

(1)
Tender offer payments deemed compensation included in the Adjusted Gross Profit reconciliation above relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 11 in the condensed consolidated financial statements.

(2)
Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity. For additional details refer to Note 2 in the condensed consolidated financial statements.

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
Highlights from the three and nine months ended September 30, 2019:

•
We recognized total revenue of $39.4 million and $32.9 million for the three months ended September 30, 2019 and 2018, respectively, and $111.4 million and $76.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in technology revenue was partially due to the nine months ended September 30, 2018 only including approximately three months of Medicity revenue as a result of the Medicity acquisition closing on June 29, 2018. There was $13.0 million of revenue from Medicity during the six months ended June 30, 2019, with no corresponding revenue in the comparative prior year period. The organic growth in revenue was primarily due to revenue from new customers and existing customers paying higher technology access fees from contractual, annual escalators.

•
We incurred net losses of $(21.4) million and $(16.9) million for the three months ended September 30, 2019 and 2018, respectively, and $(45.8) million and $(48.4) million for the nine months ended September 30, 2019 and 2018, respectively.

•
Our Adjusted EBITDA was $(8.4) million and $(11.3) million for the three months ended September 30, 2019 and 2018, respectively, and $(20.9) million and $(28.6) million for the nine months ended September 30, 2019 and 2018, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.

See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Total revenue	$39,423	$32,868	$111,440	$76,490
Adjusted Technology Gross Profit	$14,484	$12,169	$40,986	$25,754
Adjusted Technology Gross Margin	68%	67%	67%	67%
Adjusted Professional Services Gross Profit	$6,677	$4,172	$17,616	$10,629
Adjusted Professional Services Gross Margin	37%	29%	35%	28%
Total Adjusted Gross Profit	$21,161	$16,341	$58,602	$36,383
Total Adjusted Gross Margin	54%	50%	53%	48%
Adjusted EBITDA	$(8,446)	$(11,333)	$(20,875)	$(28,627)

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
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$21,160	$18,263	$39,423
Cost of revenue, excluding depreciation and amortization	(6,740)	(11,892)	(18,632)
Gross profit, excluding depreciation and amortization	14,420	6,371	20,791
Add:
Stock-based compensation	64	306	370
Adjusted Gross Profit	$14,484	$6,677	$21,161
Gross margin, excluding depreciation and amortization	68%	35%	53%
Adjusted Gross Margin	68%	37%	54%

	Three Months Ended September 30, 2018
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$18,283	$14,585	$32,868
Cost of revenue, excluding depreciation and amortization	(6,132)	(10,865)	(16,997)
Gross profit, excluding depreciation and amortization	12,151	3,720	15,871
Add:
Stock-based compensation	18	120	138
Post-acquisition restructuring costs(1)	—	332	332
Adjusted Gross Profit	$12,169	$4,172	$16,341
Gross margin, excluding depreciation and amortization	66%	26%	48%
Adjusted Gross Margin	67%	29%	50%
__________________

(1)
Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity. For additional details refer to Note 2 in the condensed consolidated financial statements.

Adjusted Technology Gross Margin increased from 67% for the three months ended September 30, 2018 to 68% for the three months ended September 30, 2019. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin increased from 29% for the three months ended September 30, 2018 to 37% for the three months ended September 30, 2019, due primarily to utilization efficiencies as well as a year-over-year increase in higher gross margin services. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. While the majority of our professional services revenue is generated from data and analytic services and domain expertise services, the delivery mix between these services in a given quarter can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate and potentially decline in the near term due to changes in the mix of services we provide and additional compensation costs related to an increase in headcount.
We anticipate Adjusted Gross Margin will generally increase over the long term though it may fluctuate period to period.

The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$61,393	$50,047	$111,440
Cost of revenue, excluding depreciation and amortization	(20,536)	(33,132)	(53,668)
Gross profit, excluding depreciation and amortization	40,857	16,915	57,772
Add:
Stock-based compensation	129	593	722
Post-acquisition restructuring costs(1)	—	108	108
Adjusted Gross Profit	$40,986	$17,616	$58,602
Gross margin, excluding depreciation and amortization	67%	34%	52%
Adjusted Gross Margin	67%	35%	53%

	Nine Months Ended September 30, 2018
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$38,459	$38,031	$76,490
Cost of revenue, excluding depreciation and amortization	(12,782)	(28,343)	(41,125)
Gross profit, excluding depreciation and amortization	25,677	9,688	35,365
Add:
Stock-based compensation	49	325	374
Tender offer payments deemed compensation(2)	28	284	312
Post-acquisition restructuring costs(1)	—	332	332
Adjusted Gross Profit	$25,754	$10,629	$36,383
Gross margin, excluding depreciation and amortization	67%	25%	46%
Adjusted Gross Margin	67%	28%	48%
__________________

(1)
Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity. For additional details refer to Note 2 in the condensed consolidated financial statements.

(2)
Tender offer payments deemed compensation relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 11 in the condensed consolidated financial statements.

Adjusted Technology Gross Margin remained consistent at approximately 67% for both the nine months ended September 30, 2019 and 2018. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin increased from 28% for the nine months ended September 30, 2018 to 35% for the nine months ended September 30, 2019, due primarily to increased professional services revenue and increased utilization of professional services team members, partially from slower than anticipated hiring during the first half of 2019. Adjusted Professional Services Gross Margin may fluctuate due to the mix of services we provide and potentially decline in the near term due to additional compensation costs related to an anticipated increase in headcount.

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
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(21,416)	$(16,876)	$(45,830)	$(48,409)
Add:
Interest and other expense, net	659	374	2,924	1,389
Loss on extinguishment of debt	—	—	1,670	—
Income tax provision (benefit)	21	7	43	(142)
Depreciation and amortization	2,316	2,151	6,844	5,252
Stock-based compensation	9,974	933	13,028	2,887
Tender offer payments deemed compensation(1)	—	—	—	8,318
Post-acquisition restructuring costs(2)	—	2,078	446	2,078
Adjusted EBITDA	$(8,446)	$(11,333)	$(20,875)	$(28,627)
__________________

(1)
Tender offer payments deemed compensation relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 11 in the condensed consolidated financial statements.

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

•
Impact of Medicity acquisition on growth. Our customer base includes over 60 health systems and regional healthcare information exchanges added in the Medicity acquisition, representing a significant opportunity for us to cross-sell our Solution to Medicity customers. We are in the initial phases of that cross-selling initiative and do not have full visibility into the incremental growth opportunities from that effort. Historically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful, this could offset revenue declines from Medicity customers. As the Medicity acquisition closed on June 29, 2018, our consolidated year-over-year revenue growth rates have slowed during the second half of 2019 compared to the year-over-year growth rates presented for the first half of 2019.

•
Revenue mix. Our technology and professional services offerings have materially different gross margin profiles. Our professional services offerings, while producing lower gross margins than our technology revenues, help our customers achieve measurable improvements, increasing the likelihood that our customers will renew and expand their relationships with us. For the nine months ended September 30, 2019, our technology revenue and professional services revenue represented 55% and 45% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. See “Results of Operations” for more information.

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

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2019 and 2018, technology represented 54% and 56% of total revenue, respectively, and professional services represented 46% and 44%, of total revenue, respectively. For the nine months ended September 30, 2019 and 2018, technology represented 55% and 50% of total revenue, respectively, and professional services represented 45% and 50% of total revenue, respectively.
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
Deferred revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our technology and professional services arrangements. We primarily invoice our customers for technology arrangements annually or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue and the remaining portion is recorded as deferred revenue, net of current portion on the condensed consolidated balance sheets.
Cost of revenue, excluding depreciation and amortization
Cost of technology revenue.    Cost of technology revenue primarily consists of costs associated with hosting and supporting our technology, including third-party cloud computing and hosting costs, contractor costs, and salary and related personnel costs for our cloud services and support teams.
Although we expect cost of technology revenue to increase in absolute dollars as we transition customers to third-party hosted data centers with Microsoft Azure and increase headcount to accommodate growth, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to Microsoft Azure.
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
Income tax provision (benefit)
Income tax provision (benefit) consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development.

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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Technology	$21,160	$18,283	$61,393	$38,459
Professional services	18,263	14,585	50,047	38,031
Total revenue	39,423	32,868	111,440	76,490
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)	6,740	6,132	20,536	12,782
Professional services(1)	11,892	10,865	33,132	28,343
Total cost of revenue, excluding depreciation and amortization	18,632	16,997	53,668	41,125
Operating expenses:
Sales and marketing(1)	14,721	13,771	35,579	32,496
Research and development(1)	13,477	10,839	33,209	28,031
General and administrative(1)	11,013	5,605	23,333	16,748
Depreciation and amortization	2,316	2,151	6,844	5,252
Total operating expenses	41,527	32,366	98,965	82,527
Loss from operations	(20,736)	(16,495)	(41,193)	(47,162)
Loss on extinguishment of debt	—	—	(1,670)	—
Interest and other expense, net	(659)	(374)	(2,924)	(1,389)
Loss before income taxes	(21,395)	(16,869)	(45,787)	(48,551)
Income tax provision (benefit)	21	7	43	(142)
Net loss	$(21,416)	$(16,876)	$(45,830)	$(48,409)

__________________

(1)	Includes stock-based compensation expense, tender offer payments deemed compensation expense, and post-acquisition restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$64	$18	$129	$49
Professional services	306	120	593	325
Sales and marketing	1,358	298	2,639	1,023
Research and development	3,067	179	3,502	532
General and administrative	5,179	318	6,165	958
Total	$9,974	$933	$13,028	$2,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tender Offer Payments Deemed Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$28
Professional services	—	—	—	284
Sales and marketing	—	—	—	3,967
Research and development	—	—	—	906
General and administrative	—	—	—	3,133
Total	$—	$—	$—	$8,318

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$—
Professional services	—	332	108	332
Sales and marketing	—	749	306	749
Research and development	—	484	32	484
General and administrative	—	513	—	513
Total	$—	$2,078	$446	$2,078

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Technology	54%	56%	55%	50%
Professional services	46	44	45	50
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	17	19	18	17
Professional service	30	33	30	37
Total cost of revenue, excluding depreciation and amortization	47	52	48	54
Operating expenses
Sales and marketing	37	41	32	42
Research and development	34	33	30	36
General and administrative	28	17	21	22
Depreciation and amortization	6	7	6	7
Total operating expenses	105	98	89	107
Loss from operations	(52)	(50)	(37)	(61)
Loss on extinguishment of debt	—	—	(1)	—
Interest and other expense, net	(2)	(1)	(3)	(2)
Loss before income taxes	(54)	(51)	(41)	(63)
Income tax provision (benefit)	—	—	—	—
Net loss	(54)%	(51)%	(41)%	(63)%
Discussion of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$21,160	$18,283	$2,877	16%
Professional services	18,263	14,585	3,678	25%
Total revenue	$39,423	$32,868	$6,555	20%
Percentage of revenue:
Technology	54%	56%
Professional services	46	44
Total	100%	100%
Total revenue was $39.4 million for the three months ended September 30, 2019, compared to $32.9 million for the three months ended September 30, 2018, an increase of $6.6 million, or 20%.

Technology revenue was $21.2 million, or 54% of total revenue, for the three months ended September 30, 2019, compared to $18.3 million, or 56% of total revenue, for the three months ended September 30, 2018. The revenue growth was primarily from new DOS Subscription Customers and additional revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services. The revenue growth amounts presented are net of a $1.1 million decrease in one-time technology revenue.
Professional services revenue was $18.3 million, or 46% of total revenue, for the three months ended September 30, 2019, compared to $14.6 million, or 44% of total revenue, for the three months ended September 30, 2018. The professional services revenue growth is primarily due to implementation, analytics, and improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$6,740	$6,132	$608	10%
Professional services	11,892	10,865	1,027	9%
Total cost of revenue, excluding depreciation and amortization	$18,632	$16,997	$1,635	10%
Percentage of total revenue	47%	52%
Cost of technology revenue, excluding depreciation and amortization, was $6.7 million for the three months ended September 30, 2019, compared to $6.1 million for the three months ended September 30, 2018, an increase of $0.6 million, or 10%. The increase in cost of technology revenue was primarily due to $1.7 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $0.7 million in salary and related personnel costs from an increase in cloud services and support headcount. These increases in cost of technology revenue were partially offset by a $1.7 million decrease in outside contractor fees.
Cost of professional services revenue was $11.9 million for the three months ended September 30, 2019, compared to $10.9 million for the three months ended September 30, 2018, an increase of $1.0 million, or 9%. This increase was primarily due to an increase in salary and related personnel costs from additional professional services headcount.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,721	$13,771	$950	7%
Percentage of total revenue	37%	41%
Sales and marketing expenses were $14.7 million for the three months ended September 30, 2019, compared to $13.8 million for the three months ended September 30, 2018, an increase of $1.0 million, or 7%. The increase was primarily due to a $1.1 million increase in stock-based compensation, including a cumulative catch-up of $0.4 million related to two-tier stock options upon the closing of the IPO.

Sales and marketing expense as a percentage of total revenue decreased from 41% in the three months ended September 30, 2018 to 37% in the three months ended September 30, 2019.
Research and development

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development	$13,477	$10,839	$2,638	24%
Percentage of total revenue	34%	33%
Research and development expenses were $13.5 million for the three months ended September 30, 2019, compared to $10.8 million for the three months ended September 30, 2018, an increase of $2.6 million, or 24%. The increase was primarily due to an increase of $2.9 million in stock-based compensation, including a cumulative catch-up of $2.1 million related to two-tier stock options upon the closing of the IPO.
Research and development expense as a percentage of revenue increased from 33% in the three months ended September 30, 2018 to 34% in the three months ended September 30, 2019.
General and administrative

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,013	$5,605	$5,408	96%
Percentage of total revenue	28%	17%
General and administrative expenses were $11.0 million for the three months ended September 30, 2019, compared to $5.6 million for the three months ended September 30, 2018, an increase of $5.4 million, or 96%. The increase was primarily due to an increase of $4.9 million in stock-based compensation, including a cumulative catch-up of $3.5 million related to two-tier stock options upon the closing of the IPO and an increase of $0.8 million in ongoing salary and related personnel costs from additional general and administrative headcount.
General and administrative expense as a percentage of revenue increased from 17% in the three months ended September 30, 2018 to 28% in the three months ended September 30, 2019.
Depreciation and amortization

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$2,316	$2,151	$165	8%
Percentage of total revenue	6%	7%
Depreciation and amortization expenses were $2.3 million for the three months ended September 30, 2019, compared to $2.2 million for the three months ended September 30, 2018, an increase of $0.2 million, or 8%. This increase was primarily due to the amortization of capitalized internal-use software costs and additional depreciation on property and equipment.

Depreciation and amortization expense as a percentage of revenue decreased from 7% in the three months ended September 30, 2018 to 6% in the three months ended September 30, 2019.
Interest and other expense, net

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Interest income	$988	161	$827	514%
Interest expense	(1,645)	(539)	(1,106)	205%
Other income (expense)	(2)	4	(6)	(150)%
Total interest and other expense, net	$(659)	$(374)	$(285)	76%
Interest and other expense, net increased $0.3 million, or 76%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This increase is primarily due to an increase in interest expense of $1.1 million from an increase in net borrowings under the OrbiMed Credit Facility, which was partially offset by an increase in interest income of $0.8 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019.
Income tax provision

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$21	$7	$14	200%

Income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision for the three months ended September 30, 2019 and 2018 consists primarily of minimal state income taxes.
Discussion of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$61,393	$38,459	$22,934	60%
Professional services	50,047	38,031	12,016	32%
Total revenue	$111,440	$76,490	$34,950	46%
Percentage of revenue:
Technology	55%	50%
Professional services	45%	50%
Total	100%	100%

Total revenue was $111.4 million for the nine months ended September 30, 2019, compared to $76.5 million for the nine months ended September 30, 2018, an increase of $35.0 million, or 46%.
Technology revenue was $61.4 million, or 55% of total revenue, for the nine months ended September 30, 2019, compared to $38.5 million, or 50% of total revenue, for the nine months ended September 30, 2018. The increase in technology revenue was partially due to the nine months ended September 30, 2018 only including approximately three months of Medicity revenue as a result of the Medicity acquisition closing on June 29, 2018. There was $12.2 million of technology revenue from Medicity during the six months ended June 30, 2019, with no corresponding revenue in the comparative prior year period. The remaining technology revenue growth was from new DOS Subscription Customers and an increase from existing customers due to existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services. The revenue growth amounts presented are net of a $1.8 million decrease in one-time technology revenue.
The increase in technology revenue as a percentage of total revenue from 50% for the nine months ended September 30, 2018 to 55% for the nine months ended September 30, 2019 was primarily due to the Medicity acquisition. Our overall revenue mix has significantly changed post-acquisition as a result of the Medicity revenue being predominantly technology revenue.
Professional services revenue was $50.0 million, or 45% of total revenue, for the nine months ended September 30, 2019, compared to $38.0 million, or 50% of total revenue, for the nine months ended September 30, 2018. The professional services revenue growth is primarily due to implementation, analytics, and improvement services being provided to new DOS Subscription Customers and expanded services with existing customers.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$20,536	$12,782	$7,754	61%
Professional services	33,132	28,343	4,789	17%
Total cost of revenue, excluding depreciation and amortization	$53,668	$41,125	$12,543	30%
Percentage of total revenue	48%	54%
Cost of technology revenue, excluding depreciation and amortization, was $20.5 million for the nine months ended September 30, 2019, compared to $12.8 million for the nine months ended September 30, 2018, an increase of $7.8 million, or 61%. The increase in cost of technology revenue was primarily due to $5.4 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure, an increase of $3.1 million in salary and related personnel costs from an increase in cloud services and support headcount, and an increase of $1.8 million in subscription costs to serve existing and new customers. These increases in cost of technology revenue were partially offset by a $2.4 million decrease in outside contractor fees.
Cost of professional services revenue was $33.1 million for the nine months ended September 30, 2019, compared to $28.3 million for the nine months ended September 30, 2018, an increase of $4.8 million, or 17%. This increase is primarily due to an increase in salary and related personnel costs from an increase in our professional services headcount.

Operating Expenses
Sales and marketing

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$35,579	$32,496	$3,083	9%
Percentage of total revenue	32%	42%
Sales and marketing expenses were $35.6 million for the nine months ended September 30, 2019, compared to $32.5 million for the nine months ended September 30, 2018, an increase of $3.1 million, or 9%. This increase was primarily due to an increase of $4.8 million in ongoing salary and related personnel costs from additional sales, marketing, and account management headcount, of which $2.4 million related to new team members as a result of the Medicity acquisition. There was a $1.6 million increase in stock-based compensation, including a cumulative catch-up of $0.4 million related to two-tier stock options upon the closing of the IPO, and a $0.9 million increase in travel-related costs. These increases were partially offset by $4.0 million of tender offer payments deemed compensation expense during the nine months ended September 30, 2019.
Sales and marketing expense as a percentage of total revenue decreased from 42% in the nine months ended September 30, 2018 to 32% in the nine months ended September 30, 2019.
Research and development

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,209	$28,031	$5,178	18%
Percentage of total revenue	30%	36%
Research and development expenses were $33.2 million for the nine months ended September 30, 2019, compared to $28.0 million for the nine months ended September 30, 2018, an increase of $5.2 million, or 18%. The increase was primarily due to an increase of $3.0 million in stock-based compensation, including a cumulative catch-up of $2.1 million related to two-tier stock options upon the closing of the IPO. There was also an increase of $2.3 million in ongoing salary and related personnel costs from additional development team headcount largely as a result of the Medicity acquisition and an increase of $1.1 million in third-party hosting costs. These increases were partially offset by $0.9 million of tender offer payments deemed compensation during the nine months ended September 30, 2018.
Research and development expense as a percentage of revenue decreased from 36% in the nine months ended September 30, 2018 to 30% in the nine months ended September 30, 2019.
General and administrative

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$23,333	$16,748	$6,585	39%
Percentage of total revenue	21%	22%

General and administrative expenses were $23.3 million for the nine months ended September 30, 2019, compared to $16.7 million for the nine months ended September 30, 2018, an increase of $6.6 million, or 39%. The increase was primarily due to an increase of $5.2 million in stock-based compensation, including a cumulative catch-up of $3.5 million related to two-tier stock options upon the closing of the IPO and an increase of $2.3 million in ongoing salary and related personnel costs from additional general and administrative headcount. Other increases included an increase in facility costs of $0.5 million, contractor costs of $0.6 million, subscription costs of $0.6 million, and legal fees of $0.3 million. These increases were partially offset by $3.1 million of tender offer payments deemed compensation expense during the nine months ended September 30, 2018.
General and administrative expense as a percentage of revenue decreased from 22% in the nine months ended September 30, 2018 to 21% in the nine months ended September 30, 2019.
Depreciation and amortization

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$6,844	$5,252	$1,592	30%
Percentage of total revenue	6%	7%
Depreciation and amortization expenses were $6.8 million for the nine months ended September 30, 2019, compared to $5.3 million for the nine months ended September 30, 2018, an increase of $1.6 million, or 30%. This increase was primarily due to the amortization of capitalized internal-use software costs and additional depreciation and amortization on property, equipment, and intangibles from the Medicity acquisition.
Depreciation and amortization expense as a percentage of revenue decreased from 7% in the nine months ended September 30, 2018 to 6% in the nine months ended September 30, 2019.
Loss on extinguishment of debt

	Nine Months Ended September 30,
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

Interest and other expense, net

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,676	$430	$1,246	290%
Interest expense	(4,627)	(1,774)	(2,853)	161%
Other expense	27	(45)	72	(160)%
Total interest and other expense, net	$(2,924)	$(1,389)	$(1,535)	111%

Interest and other expense, net increased $1.5 million, or 111%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This increase is primarily due to an increase in interest expense of $2.9 million from an increase in net borrowings under the OrbiMed Credit Facility, which was partially offset by an increase in interest income of $1.2 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019.
Income tax provision (benefit)

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$43	$(142)	$185	n/m(1)
__________________

(1)	Not meaningful.
Income tax provision (benefit) consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. On December 22, 2017, federal tax legislation was enacted that included lowering the U.S. corporate income tax rate to 21% effective in 2018. We remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally 21%. As we have a full valuation allowance on deferred tax assets, the allowance was adjusted accordingly based on the remeasured deferred tax asset and liability position. As a result, the federal tax legislation had a limited impact on our income tax expense. As we have a full valuation allowance on deferred tax assets, our income tax provision for the nine months ended September 30, 2019 consists primarily of minimal state income taxes.
Liquidity and Capital Resources
As of September 30, 2019, we had cash, cash equivalents, and short-term investments of $241.4 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, and our recent IPO. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, and development activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

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
Additionally, on February 6, 2019, we sold 437,787 shares of our Series F redeemable convertible preferred stock for a purchase price of $12.2 million. The effect of the OrbiMed debt proceeds, the Series F stock issuance, and the repayment of the SVB term loan resulted in a net increase in cash, cash equivalents, and short-term investments of $38.7 million, net of fees and debt prepayment premiums.
Initial Public Offering
On July 29, 2019, we closed our initial public offering ("IPO") in which we issued and sold 8,050,000 shares (inclusive of the underwriters’ over-allotment option to purchase 1,050,000 shares, which was exercised on July 25, 2019) of common stock at $26.00 per share. We received net proceeds of $194.6 million after deducting underwriting discounts and commissions and before deducting offering costs of $4.6 million.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(19,123)	$(27,310)
Net cash (used in) provided by investing activities	(187,532)	16,709
Net cash provided by financing activities	230,283	15,727
Net increase in cash and cash equivalents	$23,628	$5,126
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2019, net cash used in operating activities was $19.1 million, which included a net loss of $45.8 million. Non-cash charges primarily consisted of $6.8 million in depreciation and amortization of property, equipment, and intangible assets, $13.0 million in stock-based compensation, and $1.7 million of loss from the extinguishment of debt.
For the nine months ended September 30, 2018, net cash used in operating activities was $27.3 million, which included a net loss of $48.4 million. Non-cash charges primarily consisted of $5.3 million in depreciation and amortization of property, equipment, and intangible assets and $2.9 million in stock-based compensation. The net loss for the nine months ended September 30, 2018 also included an $8.3 million charge that was paid in association with the repurchase of common stock at a price in excess of its estimated fair value as part of the 2018 tender offer that is further described in Note 11 to the condensed consolidated financial statements. The tender offer cash payments are not expected to be recurring in future periods.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 of $187.5 million was primarily due to $221.4 million used to purchase short-term investments and $3.4 million in purchases of property, equipment, and intangible assets, reduced by $37.3 million provided from the sale and maturity of short-term investments.
Net cash provided by investing activities for the nine months ended September 30, 2018 of $16.7 million primarily was due to $26.7 million provided from the sale and maturity of short-term investments, reduced by $9.2 million used to purchase short-term investments and $0.8 million in purchases of property, equipment, and intangible assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 of $230.3 million was primarily the result of $194.6 million in IPO proceeds, net of underwriters’ discounts and commissions, $47.2 million in net proceeds drawn under the OrbiMed Credit Facility, $12.1 million in net proceeds from the sale and issuance of Series F redeemable convertible preferred stock, $2.2 million in stock option exercise proceeds, and $1.2 million in proceeds from our ESPP, reduced by the $21.8 million payoff of the SVB debt, $4.4 million in payments of deferred offering costs, and $0.8 million in payments of acquisition-related obligations.

Net cash provided by financing activities for the nine months ended September 30, 2018 of $15.7 million was primarily the result of $34.0 million in proceeds from the sale and issuance of Series E redeemable convertible preferred stock and $2.8 million and stock option exercise proceeds, reduced by $12.3 million in payments of acquisition-related obligations and $8.7 million used in a repurchase of our common stock.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $241.4 million as of September 30, 2019, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2019, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Historically, we have relied on a limited number of customers for a significant portion of our total revenue and accounts receivable. Our three largest customers during the nine months ended September 30, 2019 comprised 4.8%, 3.7%, and 3.7% of our revenue, or 12.2% in the aggregate. Our three largest customers during the nine months ended September 30, 2018 comprised 6.6%, 6.0%, and 4.7% of our revenue, or 17.3% in the aggregate. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. As our customers’ businesses respond to market dynamics and financial pressures, and as our customers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our customers will, from time to time, seek to restructure their agreements with us. In the ordinary course, we renegotiate the terms of our agreements with our customers in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original customer contracts and consequently could negatively impact our revenue, business, and prospects.
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
We have incurred significant net losses in the past, including net losses of $45.8 million and $62.0 million in the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. We had an accumulated deficit of $596.2 million as of September 30, 2019. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with customers, develop our platform, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
On February 6, 2019, we entered into a term loan facility with OrbiMed Royalty Opportunities II, LP (OrbiMed) in the amount of $80.0 million (the OrbiMed Credit Facility) as further described in detail in Note 9 in the condensed consolidated financial statements. The OrbiMed Credit Facility is secured by a lien covering substantially all of our assets, including our intellectual property. Subject to the terms of the Credit Agreement entered into in connection with the OrbiMed Credit Facility (the Credit Agreement), amounts borrowed under the facility are repaid in twelve monthly installments beginning on the amortization commencement date, as defined in the Credit Agreement, prior to the February 6, 2024 maturity date, at which time all amounts borrowed will be due and payable. In addition, our revolving line of credit with Silicon Valley Bank (SVB) includes certain restrictive covenants.
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
Our success and ability to compete depend in part upon our intellectual property. As of September 30, 2019, we had filed applications for a number of patents, and we have eight issued U.S. and three issued Canadian patents. We also have twenty-five registered trademarks in the United States, Canada, China, and the European Union, and five trademark applications in the United States. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.
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
As of December 31, 2018, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $232.9 million and $186.2 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. We may experience a future ownership change (including, potentially, in connection with our IPO) under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state income tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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
We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•	the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
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
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. As of September 30, 2019, we had outstanding a total of 36,472,223 shares of common stock.
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

In addition, as of September 30, 2019, we had 7,923,437 options outstanding that, if fully exercised, would result in the issuance of shares of common stock. All of the shares of common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors, and applicable vesting requirements.
Our management has broad discretion in the use of proceeds from our IPO and our use may not produce a positive rate of return.
The principal purposes of our IPO were to increase our capitalization and financial flexibility, create a public market for our stock and thereby enable access to the public equity markets by our employees and stockholders, obtain additional capital, and strengthen our position in the healthcare data analytics applications and services market. We cannot specify with certainty our plans for the use of the net proceeds we received from our IPO. However, we intend to use the net proceeds we received from our IPO for working capital and other general corporate purposes. Our management has broad discretion over the specific use of the net proceeds we received in our IPO and might not be able to obtain a significant return, if any, on investment of these net proceeds. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO effectively, our business, results of operations, and financial condition could be harmed.
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
From January 1, 2019 through July 24, 2019, we issued an aggregate of 224,372 shares of our common stock in connection with the exercise of stock options previously granted to our directors, officers, employees, consultants and other service providers under our 2011 Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
RSU Issuances
From January 1, 2019 through July 24, 2019, we granted 37,500 RSUs to our directors, officers, and employees to be settled in shares of our common stock under our 2011 Plan.
Use of Proceeds from Public Offering of Common Stock
On July 29, 2019, we closed our IPO in which we issued and sold 8,050,000 shares of common stock at a price to the public of $26.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232400), which was declared effective by the SEC on July 24, 2019. We raised $194.6 million after deducting underwriting discounts and commissions of $14.7 million and before deducting offering costs of $4.6 million.
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

Signature	Title	Date

/s/ J. Patrick Nelli	Chief Financial Officer	November 12, 2019
J. Patrick Nelli	(Principal Financial Officer and Principal Accounting Officer)