Form 10-K
period 2019-12-31
Health Catalyst, Inc.
filed 2020-02-28
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38993
HEALTH CATALYST, INC.
(Exact name of registrant as specified in its charter)
_______________

Delaware	45-3337483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3165 Millrock Drive #400
Salt Lake City, UT 84121
(801) 708-6800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	HCAT	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to be file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not listed on a domestic exchange or over-the-counter market. The registrant's common stock began trading on the Nasdaq Global Select Market on July 25, 2019.
As of February 24, 2020, the Registrant had 37,256,504 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2020 Annual Meeting of Stockholders.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2019
In this Annual Report on Form 10-K, “we,” “our,” “us,” “Health Catalyst,” and the “Company” refer to Health Catalyst, Inc. and its wholly-owned subsidiaries.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Item 1. Business
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data informed.
The Health Catalyst Way
Our Mission
Our mission is to be the catalyst for massive, measurable, data-informed healthcare improvement. We fulfill our mission through a confluence of the following elements:

•	Data Platform: integrate data in a flexible, open, and scalable platform to power healthcare’s digital transformation;

•	Analytics Applications: deliver insights on how to measurably improve through the use of analytics applications;

•	Services Expertise: enable data-informed improvement by providing analytical, clinical, financial, and operational experts; and

•	Engagement: attract, develop, and retain world-class team members by being a best place to work.
The Health Catalyst Flywheel
We accomplish our mission with each of our customers by following a process we call the Health Catalyst Flywheel or the Flywheel. This process includes delivering on the three components of our Solution: data platform, analytics applications, and services expertise, which together drive measurable improvements. At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is the #1 priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our customers to measurably improve. As customers realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential customers. Customer renewal, expansion, and referral produce growing, scalable, and predictable financial performance.

The virtuous cycle described above creates momentum for our business and is encapsulated in the following diagram:
Given the central importance of team member engagement to our company’s long-term success, we have been purposeful in defining and emphasizing operating principles and cultural attributes that reinforce the commitment to our mission and to team member engagement. We consistently focus on our operating principles and cultural attributes, as well as our mission and Flywheel (collectively, the Health Catalyst Way), which we review in all new hire orientations, company-wide meetings, and board of directors’ meetings. Furthermore, we regularly measure our team member engagement and adjust our practices based on team member feedback. We have demonstrated an elite, consistent level of team member engagement over time as demonstrated by a 95th to 99th percentile ranking by Gallup.
We will continue to emphasize the Health Catalyst Way, including our operating principles and cultural attributes, which we believe will be central to our long-term success.
Our Operating Principles
The principles that govern our daily interactions include:
Improvement

•	We are deeply committed to enabling our customers to achieve and sustain measurable clinical, financial, and operational improvements

•	We nurture deep, long-term customer partnerships because achieving and sustaining improvement is a transformational journey (not a quick trip)

•	We pragmatically balance the vision, priority, and pace of innovation for data and analytics technology. We prioritize innovations that accelerate improvement

•	We attract, develop, and retain experts who know best practices in their domain, leverage analytics for insight, and accelerate adoption for sustained improvement
Ownership

•	We are accountable, as owners, to enable our customers’ measurable improvements

•	We make decisions that balance and optimize the interests of our teammates, customers, patients, and owners

•	We avoid an entitlement mentality and are good stewards of our assets

•	We don’t micro-manage and we encourage autonomy while also supporting scalable consistency
Respect

•	We recognize the immeasurable value of every individual

•	We listen carefully to one another and learn from each of our colleagues

•	We care deeply about our colleagues, including teammates, customers, patients, and owners

•	We benefit from one another’s diverse backgrounds and experiences
Transparency

•	We courageously tell the truth and we face the truth

•	We are the same company, culture, and people in all settings

•	We treat confidential information appropriately, and we protect the private data of our customers’ patients

•	We recommend the best solutions for our customers, whether or not those solutions come from Health Catalyst
Our Cultural Attributes
The attributes we prioritize in hiring, retention, and promotion include:
Continuous Learner

•	I can learn from anyone

•	I love to learn, and I am a lifelong student

•	I recognize my mistakes and correct them quickly; I fail fast

•	I am open to and respond favorably to feedback and coaching

•	I value my autonomy and use it to gain new knowledge and skills

•	I recognize that diversity of perspectives leads to better decisions

•	I am self-aware and seek improvement, personally and professionally

•	I watch, listen, and learn from others; thank them for their teachings; and apply the teachings to the mastery of my profession

Hard Working

•	I have a deep commitment to massive healthcare improvement

•	I stick to the task until the job is completed, then take on new work

•	I lead a balanced, healthy life that enables me to sustain my pace

•	I am willing to contribute more than my fair share to a project

•	I make personal sacrifices, as needed, to get the work done

•	I recognize that not every part of my job will be fun
Humble

•	I listen first

•	I assume positive intent

•	I ask for help when I need it

•	I serve others without looking for recognition

•	I am secure in my own abilities (quiet self-confidence)

•	I seek to improve myself before trying to improve others

•	I am excited when others succeed and I offer sincere praise

•	I often acknowledge others for their contributions to my success

•	I frequently express gratitude and appreciation to those around me
World-Class

•	I strive to be the best in the world at what I do by continuously learning

•	I recognize the importance of excellence in pursuit of our mission

•	I am well informed about events and trends in healthcare, data, and analytics

•	I actively contribute to the company’s pursuit of excellence - in the data and analytics technology we build, in the domain expertise we provide, and in the functions that support this important work
Business Overview
Healthcare organizations operate in an environment that is characterized by waste, changing economics, and data complexity. Organizations that leverage analytics to make data-informed decisions will be better positioned to succeed in this environment. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements.
The core elements of our Solution include:

•
Data platform. DOS is a healthcare-specific, cloud-based, open, flexible, and scalable data platform that provides customers a single comprehensive environment to integrate and organize data from their disparate software systems. It has been built with modern technology and is deeply embedded with healthcare domain knowledge, enabling a broad range of analytics.

DOS has amassed one of the largest and most comprehensive data assets of its kind, which enables us to deliver differentiated insights to our customers.

•
Analytics applications. Our analytics applications build on top of our data platform and are designed to analyze the most common problems our customers face. These analytics applications allow our customers to pinpoint opportunities for measurable improvement across their entire enterprise and are employed by a broad range of users from healthcare executives to front-line clinicians providing care. We developed this suite of foundational and domain-specific software analytics applications over the last few years based on thoughtful measurement of the most critical analytics needs faced by our customers. The majority of our foundational and domain-specific software applications became generally available for deployment in 2018, with more to be released in the coming years. Our software analytics applications are further enhanced by a broad range of analytics accelerators, which are pre-built, configurable data models with customizable visualizations that can be tailored to specific customer needs.

•
Services expertise. Our world-class team consists of both analytics experts, such as data analysts, data engineers, and data scientists, and domain experts, such as healthcare administrators, physicians, and nurses. Our services are comprised of data & analytics services, domain expertise services, outsourcing services, and implementation services. Our services team members leverage our technology to help our customers shorten time-to-value and achieve sustainable measurable improvements. Examples of the services expertise we provide include opportunity analysis and prioritization, data governance, data modeling and analysis, quality and process improvement strategy, cost accounting, data abstraction, and population health strategies. Our approach to integrate data, analytics, and expertise into a holistic Solution is differentiated and has been recognized as among the best in the industry by multiple third parties, including KLAS, Chilmark Research, and Black Book. Our customers achieve sustainable measurable improvements through our Solution.

Since 2015, we have generated approximately 1,200 documented, customer-verified improvements across clinical, financial, and operational domains. In addition to the positive ROI of customers utilizing our Solution versus a costly homegrown solution, each of these documented improvements is highly valuable to our customers, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our customers engage with us more broadly and refer new business. This is evidenced by a continued increase in documented improvements achieved by our customers over time. Customers who have recently contracted with us have already started achieving measurable improvements, while longer-standing customers have seen the number of annual improvements meaningfully grow. For the year ended December 31, 2019, customers who contracted with us in 2017 and 2018 experienced approximately 6 improvements on average, customers who contracted with us in 2015 and 2016 experienced approximately 11 improvements on average, and customers who contracted with us prior to 2015 experienced approximately 25 improvements on average.
We serve the majority of our customers through a subscription-based contract model. As of December 31, 2019, we served 130 customers, including 65 customers with a DOS subscription contract. The majority of our customers not on a DOS subscription contract are interoperability subscription customers resulting from our 2018 acquisition of Medicity. Our customers include academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Example customers include Acuitas Health, Allina Health, AlohaCare, Children's Hospital of Orange County, Community Health Network, Partners HealthCare, UnityPoint Health, and UPMC.
We currently employ more than 900 team members including over 250 analytics experts and over 70 domain experts. For the years ended December 31, 2019, 2018, and 2017, our total revenue was $154.9 million, $112.6 million, and $73.1 million, respectively. For the years ended December 31, 2019, 2018, and 2017, we incurred net losses of $60.1 million, $62.0 million, and $47.0 million, respectively. For the years ended December 31, 2019, 2018, and 2017, our Adjusted EBITDA was $(27.4) million, $(38.1) million, and $(35.4) million, respectively. See “Selected Consolidated Financial and Other Data - Reconciliation of Non-GAAP Financial Measures” for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
Our Strengths
Our operational and financial success is based on the following key strengths:
Healthcare-specific, flexible, open, and scalable data platform. DOS was purpose-built to handle healthcare-specific data management and analytics use cases, including the ingestion of disparate healthcare data sources. By linking healthcare-specific vocabularies and rules with a flexible and adaptable framework, we enable faster and more repeatable analytics. As an open platform, we support the development of analytics and applications on top of DOS, which accelerates the adoption and integration of our platform by our customers. The majority of analytics that are run on top of DOS are client-generated as opposed to outputs of our applications. The scalable, cloud-based infrastructure enables quicker product iteration and deployment.
Integrated and comprehensive nature of our Solution creates measurable improvements. Through the delivery of our comprehensive and integrated Solution of data, analytics, and services expertise, we enable measurable improvements for our customers. Since 2015, our Solution has generated approximately 1,200 documented, customer-verified improvements across clinical, financial, and operational domains. Over this period, total improvements have grown at a 110% CAGR while the number of annual improvements per customer has increased meaningfully as customers renew and expand the use of our Solution.
Attractive operating model. We have an attractive operating model due to the recurring nature of our revenue and the scalability of our data platform and analytics applications. Our recurring revenue subscription model provides a high degree of revenue visibility. The open and flexible nature of DOS makes it highly scalable, which allows us to deliver additional applications on top of DOS with limited incremental costs. We expect the benefits of our operating model and cost structure to generate operating leverage in our business.
Unique and differentiated culture focused on team member engagement. Our leadership team’s commitment to the team member is central to our long-term success. Our commitment to building and maintaining a culture where team members are highly engaged in our mission directly benefits not only team members, but also customers and other stakeholders.
The team member experience is the #1 priority of our CEO and other members of our leadership team. On a daily basis, our leadership focuses on the team member experience, by listening carefully to team member feedback and making changes based on this feedback, by erring in favor of the team member, and by working as an advocate for each team member. This focus enables team members to become highly engaged in fulfilling our mission to be the catalyst for massive, measurable, data-informed improvement in healthcare.
This deep team member engagement in our mission leads team members to build world-class data and analytics technology and to provide industry-leading expertise. The care that the leadership team shows to team members becomes the same care that team members show to our customers, and through this care and commitment, our customers experience accelerating and measurable improvement, which leads them to renew, expand, and refer.
By focusing on the team member experience, our customers realize greater improvements, which leads to a high-growth, predictable business model.
Recognized industry leader by multiple third parties. The strength of our Solution has been recognized by multiple third-parties as among the best in the industry. These include KLAS Overall Customer Satisfaction Scores that are frequently among the highest in the peer group, as well as Chilmark Research and Black Book. We recognized early on that healthcare organizations need purpose-built technology products and services to support data-driven insights, and have spent more than a decade building and commercializing our healthcare-specific Solution. We invested meaningful time and resources over the last decade to build a comprehensive and differentiated set of products and services for our customers, which is not easily replicated by other healthcare and/or technology companies. Our customers benefit from our technology innovation and expertise which allows them to avoid the significant time, financial resources, and technical proficiency they would need to invest to build related capabilities in-house. Similarly, the overall complexity and dynamic nature of healthcare require purpose-built products and services to address the challenges our customers face, preventing traditional technology companies from easily leveraging and deploying existing platforms.
Tenured management team with healthcare technology experience. Health Catalyst is led by a team of healthcare and data veterans with many years of combined experience leading digital transformation at health systems, such as Intermountain Healthcare and Northwestern University. Our founders and executives collaborated for nearly a decade to pioneer and develop a new data warehousing architecture that resolves many of the problems encountered using traditional data warehousing methodologies. The unique combination of talent and experience across healthcare and technology, as well as our management team’s commitment to the Health Catalyst Way, underpin everything we do.
Our Growth Strategies
Our growth strategies reflect our mission to be the catalyst for massive, measurable, data-informed healthcare improvement. Our focus on multiple channels, as well as our collaborative company culture, results in high levels of sustainable growth. Our strategic levers to drive growth include:

•
Grow our overall customer base. We have a substantial opportunity to continue growing our customer base through our active sales and marketing strategy and significant word-of-mouth references. We currently estimate our total core addressable market to include more than 1,200 healthcare organizations, including health systems and risk-bearing entities. We believe there is ample room to win new business and deepen market penetration in our core market. Further, healthcare providers outside of the United States face similar challenges to those in the United States and can implement our Solution to address them. We plan to opportunistically pursue international markets by expanding our business in the United Kingdom, Canada, and Southeast Asia.

•
Expand within our current customer base. We intend to deepen and expand the relationships we have with our existing customer base. Our relationship with a new customer oftentimes starts through the use of targeted analytics applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our customers engage with us more broadly and purchase additional applications and services. We have achieved continued DOS Subscription customer growth in part due to strong customer retention and customer referrals. This is evidenced by our positive Dollar-based Retention Rates of 109%, 107%, and 108% for the years ended December 31, 2019, 2018, and 2017, respectively. This is also evidenced by a continued increase in documented improvements achieved by our customers over time. Recent customers have already started achieving measurable improvements, while customers who began working with us in 2017 and 2018 on average experienced approximately 6 improvements over the 12 months ended December 31, 2019, customers who began working with us in 2015 and 2016 on average experienced approximately 11 improvements over the 12 months ended December 31, 2019, and customers who began working with us before 2015 on average experienced approximately 25 improvements over the 12 months ended December 31, 2019. We will continue to invest in helping customers identify additional uses for our Solution, ensuring they achieve measurable improvements throughout our relationship with them.

•
Add new analytics applications and services offerings. The expansion of our Solution and enhancement of our applications library will accelerate as we deepen our customer relationships and add to our dataset. Because our platform is open and we partner with our customers, we are able to identify new opportunities for further improvements and leverage that insight with other customers across our core market to develop new analytics applications and services offerings. We have used this process to build eight new software applications over the past few years, and we will continue to invest in product development, particularly at the analytics applications layer of our technology stack.

•
Grow our addressable market through additional healthcare business segment adjacencies. We believe there are significant applications for our Solution outside of our core market, as evidenced by our recent expansion into the life sciences market. Other business segment adjacencies include serving the employer space and additional types of providers and risk-bearing entities. While we believe there are significant opportunities in our core market, these business segment agencies have the potential to significantly grow our addressable market and business.

•
Selectively pursue acquisitions and partnerships. We plan to continue identifying and evaluating opportunities where we can leverage our platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty in growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Healthcare Data Works, Medicity, and Able Health. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships.

Our Solution
Our Solution empowers our customers to run a data-informed business. Our healthcare-specific, open, flexible, and scalable data platform, advanced analytics applications, and services expertise guide our customers to greater levels of digital maturity, enabling clinical, financial, and operational improvements. The diagram below illustrates the three layers of our comprehensive Solution.
Data Platform - the Data Operating System (DOS)
DOS is a healthcare-specific, open, flexible, and scalable data platform that allows customers to integrate and organize their disparate data sources to enable analytics. It serves as a digital backbone, allowing customers to easily extract data from transactional source systems, combine disparate data sets into a unified source of truth and query the dataset directly. DOS is a cloud-based technology that we primarily provide through Microsoft Azure and through our private data center. In order to enable more advanced feature development and functionality, we are in the process of migrating our customers hosted in our private data center, and a few remaining on-premise customers, to Microsoft Azure.
DOS was uniquely designed and purpose-built to handle the complex, ever-evolving nature of healthcare-specific data. This includes healthcare-specific terminology, data governance, and meta-data management. By creating healthcare-specific data models to organize industry-specific data, we enable faster and more repeatable analytics and insights. We have developed the capabilities to turn these insights into actions by connecting our analytics into the workflow systems, such as an EHR.
Differentiating attributes of our DOS include:

•
Data warehouse. We believe our innovative late-binding architecture has a proven track record of agility and adaptability to new rules, vocabularies, and data content. Our open and flexible platform enables database-level querying and custom analytics use-cases.

•
Source connectors. Our platform is designed to quickly ingest data from the numerous information systems and siloed data sources our customers possess. We have prebuilt connectors to the most common transactional software systems used by healthcare organizations. The DOS data management console enables customers to manage robust ETL processes and scheduling.

•	Cloud-based. Modern cloud-based architecture is secure and scalable. Being cloud-based enables quicker product iteration and innovation.

•
Reusable data logic. Registries, value sets, and other data logic sit on top of the raw data and can be accessed, reused, and updated through open APIs, enabling customer and third-party application development. We update hundreds of registries, value sets, and measure logic regularly. This reusable, healthcare data content enables customers to achieve analytic value more quickly than leveraging homegrown or cross-industry products and services.

•
Machine learning. Embedded within DOS are machine learning algorithms that our customers can easily leverage for predictive analytics. Customers can also build their own machine learning data pipelines within DOS.

•
Terminology services. By standardizing the complex language used to code entries in various health records and clinical systems, DOS facilitates decision support, consistent reporting, and analytics and interoperability.

•
Closed-loop EHR integration. Bridges the gap between insight and action by reducing data lag, interjecting knowledge at the point of decision-making, including back into the workflow of source systems, such as an EHR.

•
Text processing. Enables the extraction of additional data currently trapped in various unstructured text blocks. The ability to gather insight from clinical notes remains an area of untapped healthcare intelligence with tremendous potential.

•
Real-time streaming and interoperability. Near or real-time data streaming from the source all the way to the expression of that data through DOS, supporting both transaction-level exchange of data and analytic processing.

•	Big data. Ability to access, organize, and analyze massive and unique, structured and unstructured, data sets allows us to drive differentiated analytic insights for our customers.
Analytics Applications
We have thoughtfully developed several scalable analytics applications that allow us to deliver the right data to the right place at the right time. Combining this pioneering technique with our data asset of more than one hundred million patient records, our customers systematically uncover opportunities for actionable interventions. We have organized our analytics applications into two categories: foundational software applications and domain-specific software applications. In addition, we have created a suite of analytics accelerators, which provide customers with a starting point to leverage for tailored insights.
Foundational Software Applications

•
Registry and Measures Authoring (Population Builder). Enables non-SQL writers like clinicians and administrators to dynamically author, manage, view, and publish pre-built and custom population ruleset definitions using an elegant drag-and-drop interface. Rulesets can be published as a registry, leveraged across the DOS analytics platform and augmented with summary metrics using our tools. These registries can be used for internal quality improvement and research efforts or for reporting to external organizational registries.

•
Benchmarking (Touchstone). Uses artificial intelligence to proactively identify where a customer is performing relative to benchmark sets composed of proprietary and publicly-available data; subsequently recommends and prioritizes opportunities for improvement.

•
Dashboards and Reporting (Leading Wisely). Enables users to quickly and easily add clinical, financial, and operational measures in an executive dashboard format. Measures are trended over time and updated on a near real-time basis from DOS. Users can customize information, share it with others, and set their own alerts and notifications. As a result, executives and their teams are empowered to take control of the data deluge to plan, prioritize improvement projects, create alignment among groups, strategize the best products and services, and communicate decisions more effectively.

Domain-Specific Software Applications

•
Activity-Based Costing (CORUS). Activity-based costing software application that leverages clinical and operational data from DOS to calculate a true cost of clinical processes and patients on the most granular level. Enables CFOs, physicians, service line leaders, and clinical and financial analysts to understand the true cost of providing care and relate those costs to patient outcomes.

•
Patient Safety (Patient Safety Monitor). Trigger-based surveillance system enabled by DOS. This application monitors patient-level data and applies machine learning algorithms to predict whether a patient is currently at risk for a safety event so that clinicians can intervene to prevent harm events.

•
Care Management. Patient-centric population health service that utilizes data integration, patient stratification and intake, care coordination, patient engagement, and performance measurement to optimize care delivery for high-risk patients.

•
Population Health Foundations. Product suite designed to help health systems manage risk-based contracts and bundled payment models and allow providers to tailor patient care based upon population metrics and benchmarks.

•
Quality and Regulatory Measures. Foundational product for integrating hundreds of measures across financial, regulatory, and quality departments and reporting those measures to third-party entities like CMS. Enables proactive measures surveillance to enhance outcomes and facilitates monitoring behaviors, interventions, and activities needed to influence, manage, or change outcomes. The acquisition of Able Health will further strengthen our existing Quality and Regulatory Measures capabilities.

Analytics Accelerators

•
To further enhance our analytics applications we have also developed a library of tailored analytics accelerators. Analytics accelerators are pre-built data models and customizable visualizations that leverage the broad set of integrated data stored within our DOS platform for a specific analytic use-case. Customers who utilize our analytics accelerators achieve a much faster time-to-value compared to building an analytic model from the ground up. Our customers frequently rely on our analytics expertise to customize our analytics accelerators, as well as our domain expertise in order to successfully leverage our analytics accelerators to drive data-informed improvement. The breadth of our analytics accelerators facilitates analytic insights across clinical, financial, and operational use-cases. Our suite of more than 30 analytics accelerators provides highly-specific clinical, financial, and operational insights. Examples of these accelerators include:

•	Clinical: Sepsis, Readmissions, Heart Failure, Joint Replacement, CLABSI, and COPD;

•	Financial: Payment Model Analyzer, Financial Management, Revenue Cycle, and Hierarchical Condition Categories; and

•	Operational: Supply Chain, Patient Flow, Surgical Services, Labor Management, and Practice Management.
Services Expertise
We provide a range of high-value-add professional services to help our customers implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our customers achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our team is comprised of over 250 analytics experts and over 70 domain experts, including several nationally-recognized healthcare and analytics leaders.
Our domain experts provide services across a range of specialties, including:
Data and Analytics services expertise:

•	Data Engineering Services: Help customers ingest data sources and provide consulting around DOS best practice and strategy around leveraging new DOS features.

•	Analytic Engineer Services: Partner with clients to generate meaningful insights produced from Health Catalyst technology that lead improvement efforts. Guides best practice and training.

•	Implementation Services: Implement and configure analytics applications.

•
Data Science Services: Work with client teams to apply scientific methods, processes, algorithms, and systems to ask and answer questions using data.  In addition, build software tools to enable self-service capabilities for customers.

•
Analytics Strategy Services: Provide agile development workshops, continued data architecture and Extract Transform Load support, documentation and training, measure reporting efficiency, and prioritization and staff augmentation.

•
Data Governance Services: Offer advisory services related to leveraging customers’ unique, strategic data assets, managing data access and security, and establishing cross-functional governance structures.

Clinical, Financial, and Operational services expertise:

•
Quality and Process Improvement Strategy: Organizational readiness assessments and opportunity analysis. Clinical pathways, best practices, and protocol implementation. Lean methodology and clinical variation reduction recommendations.

•	Patient Safety Services: Transition from voluntary under-reporting to proactive prevention using data-driven triggers.

•	Cost Accounting Services: Expert analysis of fine-grain activity-based costing methods and cost-saving improvement opportunities.

•	Population Health and Value-Based Care Services: Organizational transformation services to enhance abilities to take on cost risk for patient populations.

•	Abstraction Data Submission Services: Support in collecting quality and regulatory information and submitting it to various associations.

•
Health Catalyst University - Educational Services: Hands-on courses, programs, and customizable training opportunities to provide our customers with knowledge, practical skills, and take-home tools needed to drive improvement efforts.

Our Customers
Our customers comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics.
We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, data and analytics have transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. Certain customers have participated as investors in our prior sales of redeemable convertible preferred stock, including Partners Healthcare and UPMC.
One customer represented 12% of our total revenue for the year ended December 31, 2017. No other customer represented more than 10% of our total revenue for the years ended December 31, 2019, 2018, and 2017.
Team Members and Culture
We currently employ more than 900 team members. We believe that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
Our corporate culture is a critical component of our success. We believe that building and maintaining a remarkable culture benefits our customers and team members. Our culture promotes an environment where team members trust each other, strive to continually learn, are motivated to lead hard-working yet balanced lives, make decisions with integrity and humility in mind, communicate openly and honestly, embrace teamwork and collaboration, and enjoy their days at work.
Our team members, who uphold our values and live our mission every day, are at the forefront of cultivating and spreading this culture across the healthcare organizations that we serve. This continuous interaction across the entire Health Catalyst community creates a virtuous cycle that further reinforces our culture and fuels our growth.
Our team member satisfaction scores, as measured by Gallup, have consistently ranked in the 95th to 99th percentile and our KLAS Overall Customer Satisfaction Score has regularly outpaced the segment average. Moreover, we have received numerous awards and recognition for our culture and service to our customers. In total, we have been recognized over 50 times as a “best place to work” by Glassdoor, Gallup, Inc., and Modern Healthcare, among others. Additionally, we have received multiple awards for customer satisfaction and excellence from KLAS, Chilmark Research, and Black Book. We believe that these honors demonstrate the loyalty of our team members and our customers and that our culture is driving the behaviors that will help fuel our future growth.

Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States, but opportunistically in other geographies, including Canada, the United Kingdom, and Southeast Asia. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our customers’ and sales prospects’ leadership teams. In the third quarter of each year, we hold the Healthcare Analytics Summit (HAS), an event showcasing data-informed improvement in healthcare.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features, and functionality. Our research and development organization is responsible for the design, development, and testing of our data platform and analytics applications. Based on customer feedback and needs, we focus our efforts on developing new products, functionality, applications, and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of our data platform and existing analytics applications.
Research and development expenses were $46.3 million, $38.6 million, and $28.5 million for our years ended December 31, 2019, 2018, and 2017, respectively.
Intellectual Property
We rely on a combination of patent, trademark, and copyright laws in the United States as well as confidentiality procedures and contractual provisions to protect our trade secrets, including proprietary technology, databases, and our brand.
As of December 31, 2019, we had nine issued U.S. patents, three issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2037, and five patent applications pending in the United States and one patent application pending in Canada. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
We have registered “Health Catalyst” and our flame design logo as trademarks in the United States and certain other jurisdictions. We also have filed other trademark applications that are meaningful to our business in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost-effective.
We are the registered holder of a variety of domain names that include “Health Catalyst” and similar variations.
We maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy of requiring all employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us in accordance with applicable law. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Lastly, our agreements with customers include confidentiality and non-disclosure provisions.
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competitors are industry-agnostic analytics companies, EHR companies, point solution vendors, as well as healthcare organizations that perform their own analytics. Industry-agnostic analytics companies include IBM, Tableau, and Qlik. EHR companies include Cerner Systems and Epic Systems. Point solution companies include Optum Analytics, Premier, Strata Decision Technology, and Intersystems.
The principal competitive factors in our industry include:

•	level of customer satisfaction;

•	ease of deployment and use of solutions and applications;

•	breadth and depth of solution and application functionality;

•	access to, and ability to glean insights from, large data sets;

•	brand awareness and reputation;

•	modern and adaptive technology platform;

•	capability for customization, configurability, integration, security, scalability, and reliability of applications;

•	total cost of ownership;

•	ability to innovate and respond to customer needs rapidly;

•	size of customer base and level of user adoption;

•	regulatory compliance verification and functionality;

•	domain expertise with respect to healthcare; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do and more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their customers.
Government Regulation
Our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. The following are summaries of key federal and state laws and regulations that impact our operations:
Government Regulation of Health Information
Privacy and Security Laws and Regulations. HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ PHI. These are embodied in the implementing regulations’ privacy standards (Privacy Rule) and security standards (Security Rule). The Privacy and Security Rules apply directly to covered entities, including certain healthcare providers who engage in HIPAA-defined standard electronic transactions, health plans and healthcare clearinghouses, and business associates who perform certain services involving PHI on their behalf. The HIPAA Privacy Rule prohibits a covered entity or business associate from using or disclosing an individual’s PHI unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex set of requirements on covered entities and business associates to comply with these standards. The Security Rule requires covered entities and business associates to establish administrative, physical and technical safeguards to protect the confidentiality, integrity, and availability of electronic PHI maintained or transmitted by them or by others on their behalf. In addition, HIPAA regulations in some cases require covered entities and business associates to provide notice in the event of an unauthorized disclosure of PHI.
Since we provide services that require us to use and disclose protected health information on behalf of our covered entity customers, we are also a business associate. The Privacy Rule requires us to enter into business associate agreements with our customers. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose PHI;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of PHI; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.
In addition, we are also required to maintain business associate agreements (BAAs), which contain similar provisions, with our subcontractors that access or otherwise process PHI on our behalf.
State Laws. In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, including privacy safeguards, and security standards. Many states have also adopted data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them.
Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the FTC, Federal Communications Commission and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access.
Fraud, Waste, and Abuse
A number of federal and state laws, generally referred to as fraud, waste, and abuse laws, are used to prosecute healthcare providers, physicians and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and in some instances any private program. Given the breadth of these laws and regulations, they are potentially applicable to our business and to the financial arrangements through which we market, sell and provide our services. These laws and regulations include:
Anti-Kickback and Anti-Self Referral Laws. There are numerous federal and state laws that govern patient referrals, physician financial relationships, and inducements to healthcare providers and patients. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in exchange for, or intended to induce or reward, including arranging for or recommending, either the referral of an individual, or the purchase, lease, order, prescription, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid program. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (see below) or federal civil money penalties statute. There are several limited statutory exceptions and regulatory exclusions (known as safe harbors) that may protect some arrangements from enforcement penalties. These exceptions and safe harbors have very limited application and must be strictly adhered to in order to obtain protection thereunder. Many states have similar anti-kickback laws, some of which are not limited to items or services for which payment is made by government healthcare programs. In addition, the federal anti-referral law (the Stark Law) is very complex in its application, and prohibits physicians (and certain other healthcare professionals) from making a referral for a designated health service to a provider in which the referring healthcare professional (or spouse or any immediate family member) has a financial or ownership interest, unless an enumerated exception applies. The Stark Law also prohibits the billing for services rendered resulting from an impermissible referral. Many states also have similar anti-referral laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program, and may include patient disclosure requirements.
False Claims Laws. There are numerous federal and state laws that prohibit submission of false information or the failure to disclose information in connection with the submission and payment of physician claims for reimbursement.

•
The federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, impose criminal and civil penalties and authorizes civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to a federal government healthcare program, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem entities to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to our customers.

•
HIPAA also contains a provision that imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Similarly, the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services.

Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid, and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.
Corporate Practice of Medicine Laws
In many states, there are laws that prevent corporations from being licensed as practitioners and that prohibit licensed medical practitioners from practicing medicine in partnership with non-physicians, such as business corporations. Overseeing a care coordination or care management team could be alleged in some cases to involve treatment or diagnosis of patients which requires a clinic license or other state license or permission. Any determination that we are acting in the capacity of a healthcare provider and acting improperly as a healthcare provider, exercising undue influence or control over a healthcare provider or impermissibly sharing fees with a healthcare provider, may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.
Patient Safety Organization Certification and Other Certification Requirements
Our patient safety organization (PSO) is certified by the Agency for Healthcare Research and Quality (AHRQ), an agency of HHS. We must meet certain requirements to maintain this certification. In addition, there may be other federal and state certification requirements that we may be required to meet from time to time in connection with our Solution. We cannot be certain that our Solution will continue to meet these standards. The failure to comply with these certification requirements could result in the loss of certification.
Interoperability Standards. ONC is charged under the 21st Century Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the United States. ONC has developed the U.S. Common Data Set for Interoperability which may lay the groundwork for future data exchange requirements for trusted exchange. ONC continues to modify and refine these standards. We may incur increased software development and administrative expense and delays in delivering technology and services if we need to update our services to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our services. If our services are not compliant with these evolving standards, our market position and sales could be impaired, and we may have to invest significantly in changes to our technology and services.
In February 2019, ONC and CMS proposed complementary new rules to support access, exchange, and use of EHI. The proposed rules are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and “information blocking,” and, if adopted, will create significant new requirements for health care industry participants. The proposed ONC rule, if adopted, would require certain electronic health record technology to incorporate standardized application programming interfaces (APIs) to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC rule would also implement provisions of the 21st Century Cures Act requiring that patients be provided with electronic access to all of their EHI (structured and/or unstructured) at no cost. Finally, the proposed ONC rule would also implement the information blocking provisions of the 21st Century Cures Act, and proposes seven “reasonable and necessary activities” that will not be considered information blocking as long as specific conditions are met. The CMS proposed rule focuses on health plans, payors, and health care providers and proposes measures to enable patients to move from health plan to health plan, provider to provider, and have both their clinical and administrative information travel with them.

It is unclear whether or when these proposed rules, and others released simultaneously, will be adopted, in whole or in part. If adopted, the rules may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the proposed rules, if adopted, would be, and what additional risks there may be to our business.
In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various federal and state laws and regulations. Compliance with these amended and/or future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may apply to our business operations. Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations.
U.S. Food and Drug Administration
The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the FDCA. However, the FDA exercises enforcement discretion for certain low-risk software, as described in its guidance documents for Mobile Medical Applications, General Wellness: Policy for Low Risk Devices, and Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. In addition, the 21st Century Cures Act includes exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued draft guidance documents to clarify how it intends to interpret and apply the exemptions under the 21st Century Cures Act.
FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:

•	registration and device listing with FDA;

•
the Quality System Regulation (QSR), which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of manufacturing;

•
labeling regulations and FDA prohibitions against the advertising and promotion of products for uncleared, unapproved off-label uses and other requirements related to advertising and promotional activities;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device.
Foreign Regulations
Our subsidiaries in the United Kingdom and Singapore are subject to additional regulations by the Government of the United Kingdom, as well as its subdivisions, and the Government of Singapore, respectively. These include federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status.

Foreign Data Collection. The collection and use of personal health data in the EU is governed by various laws concerning privacy, data protection and data security, most notably the GDPR. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR also imposes strict rules on the transfer of personal data out of the EU to other countries, including the United States. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with data protection rules. We may become subject to similar laws and regulations in other countries outside of the EU in which we do business.
Foreign Corrupt Practices Act (FCPA) and Foreign Anti-Bribery Laws. The FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide any item of value, directly or indirectly, to any foreign official or any foreign political party or party official to obtain or retain business. Violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. In addition, the Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010.
Export Controls. Economic and trade sanctions programs that are administered by OFAC prohibit or restrict transactions to or from, and dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, and other sanctioned persons, including narcotics traffickers and terrorists or terrorist organizations. Further, federal regulations impose authorization, reporting, and/or licensing requirements prior to the export of certain software that incorporates encryption technology. These requirements may apply to our Solution to the extent that our software with encryption functionality is implemented abroad or is hosted on servers in a foreign country to provide services to customers outside the United States. In addition, various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our technology into those countries.
Corporate Information
Health Catalyst, Inc. (Health Catalyst) was incorporated under the laws of Delaware in September 2011. We were formerly known as HQC Holdings, Inc. In March 2017, we changed our name to Health Catalyst, Inc.
 Our principal executive offices are located at 3165 Millrock Drive #400, Salt Lake City, Utah 84121, and our telephone number is (801) 708-6800. We completed our initial public offering of shares of our common stock, also referred to as our IPO, in July 2019, and our common stock is listed on Nasdaq under the symbol “HCAT.” Our corporate website address is www.healthcatalyst.com.  Information contained on or accessible through our website is not part of this Annual Report on Form 10-K.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenues; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2024.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement, and all amendments to these filings, are available free of charge from our investor relations website (https://ir.healthcatalyst.com/financial-information/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission, or the SEC, of any of these reports. The SEC’s website (https://www.sec.gov) contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our investors and others should note that we announce material information to the public about our company, products and services, and other issues through a variety of means, including our website (https://www.healthcatalyst.com/), our investor relations website (https://ir.healthcatalyst.com/), press releases, SEC filings, public conference calls, and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file.
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members, it could harm our culture. We must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which will place additional demands on our resources and operations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. This will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. If we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our results of operations may be adversely affected. If we fail to provide effective customer training on our Solution and high-quality customer support, our business and reputation could suffer. Failure to manage our growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce customer or user satisfaction; limit our ability to respond to competitive pressures; and result in loss of team members and reduced productivity of remaining team members. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.
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
We expect to derive a significant portion of our revenue from the renewal of existing customer contracts and sales of additional technology and services to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our Solution among current customers. As a result, selling additional technology and services is critical to our future business, revenue growth, and results of operations.
Factors that may affect our ability to sell additional technology and services include, but are not limited to, the following:
•the price, performance, and functionality of our Solution;
•the availability, price, performance, and functionality of competing solutions;
•our ability to develop and sell complementary technology and services;
•the stability, performance, and security of our hosting infrastructure and hosting services;
•our ability to continuously deliver measurable improvements;
•health systems’ demand for professional services to augment their internal data analytics function;
•changes in healthcare laws, regulations, or trends; and
•the business environment of our customers and, in particular, headcount reductions by our customers.
We enter into subscription contracts with our customers for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our customers have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many customers, these contracts may be terminated by the customer before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our customers, subject to providing us with prior notice. Certain of our contracts may be terminated by the customer immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the customer if we lose applicable third-party licenses, go bankrupt, or lose our liability insurance. If any of our contracts with our customers are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that customer, which may adversely affect our results of operations. We expect that future contracts will contain similar provisions.
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
Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our customers. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors who engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of customers. A proposed rulemaking issued on March 3, 2019 (the Proposed Rule) pursuant to the 21st Century Cures Act anti-information blocking provisions prohibits practices that are meant to prevent, materially discourage, or otherwise inhibit access, exchange, or use of electronic health information. The Proposed Rule allows for certain exceptions such as allowing vendors to charge a reasonable cost for access to interoperability elements of its technology to enable data access. However, the Proposed Rule may not be finalized for some time, and the final rule may be modified in ways that are less discouraging of information blocking practices than is the Proposed Rule. Further, healthcare organizations and vendors may decide in the interim not to observe the provisions of the 21st Century Cures Act or may adapt interpretations of the 21st Century Cures Act, the Proposed Rule, and/or the final rule that justify the continuation of various information blocking practices. If we face limitations on the development of data interfaces and other information blocking practices, our data access and ability to download relevant data may be limited, which could adversely affect our ability to provide our Solution as effectively as possible. Any steps we take to enforce the anti-information blocking provisions of the 21st Century Cures Act could be costly, could distract management attention from the business, and could have uncertain results.
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
Customers rely on our Solution to collect, manage, and report clinical, financial, and operational data, and to provide timely and accurate information regarding medical treatment and care delivery patterns. They may have a greater sensitivity to service errors and security vulnerabilities than customers of software products in general. Clinicians may also rely on our predictive models for care delivery prioritization, and to inform treatment protocols. Limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content which we may include in our subscription and services agreements may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. In most cases, we maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or insufficient amounts.
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
Our software applications might incorporate or interact with certain third-party software and software components (other than open-source software), such as data visualization software, obtained under licenses from other companies. We pay these third parties a license fee or royalty payment. We anticipate that we will continue to use such third-party software in the future.
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
Historically, we have relied on a limited number of customers for a significant portion of our total revenue and accounts receivable. Our three largest customers during 2019 comprised 4.6%, 3.6%, and 3.6% of our revenue, or 11.8% in the aggregate. Our three largest customers during 2018 comprised 7.6%, 5.4%, and 4.5% of our revenue, or 17.5% in the aggregate. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. As our customers’ businesses respond to market dynamics and financial pressures, and as our customers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our customers will, from time to time, seek to restructure their agreements with us. In the ordinary course, we renegotiate the terms of our agreements with our customers in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original customer contracts and consequently could negatively impact our revenue, business, and prospects.
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
Market opportunity estimates and growth forecasts included herein are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included herein relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included herein, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
We have experienced significant net losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in the past, including net losses of $60.1 million and $62.0 million in the years ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of $610.5 million as of December 31, 2019. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with customers, develop our platform, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
On February 6, 2019, we entered into a term loan facility with OrbiMed Royalty Opportunities II, LP (OrbiMed) in the amount of $80.0 million (the OrbiMed Credit Facility) as further described in detail in Note 10 in the consolidated financial statements. The OrbiMed Credit Facility is secured by a lien covering substantially all of our assets, including our intellectual property. Subject to the terms of the Credit Agreement entered into in connection with the OrbiMed Credit Facility (the OrbiMed Credit Agreement), amounts borrowed under the facility are repaid in twelve monthly installments beginning on the amortization commencement date, as defined in the OrbiMed Credit Agreement, prior to the February 6, 2024 maturity date, at which time all amounts borrowed will be due and payable. In addition, our revolving line of credit with Silicon Valley Bank (SVB) includes certain restrictive covenants (the SVB Credit Agreement).
The OrbiMed Credit Agreement and SVB Credit Agreement contain customary affirmative and negative covenants, indemnification provisions, and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and regulatory authorizations, deliver certain financial reports, and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the OrbiMed Credit Agreement, the lender will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default under the OrbiMed Credit Agreement upon the occurrence of any event that has had or could reasonably be expected to have a material adverse effect as defined under the OrbiMed Credit Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, in June 2018 we acquired the interoperability services of the Medicity business and in February 2020 we acquired Able Health, Inc., both of which we are in the process of integrating with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating newly acquired team members.
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
Also, the anticipated benefit of any acquisition may not materialize or may be prohibited. In February 2019, we entered into the OrbiMed Credit Facility. The OrbiMed Credit Agreement, along with the SVB Credit Agreement, restricts our ability to pursue certain mergers, acquisitions, or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future acquisitions, or the effect that any such transactions might have on our results of operations.
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
We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the OrbiMed Credit Agreement, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the OrbiMed Credit Agreement, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2019, we had filed applications for a number of patents, and we have nine issued U.S., three issued Canadian patents, one issued Great Britain patent, and one issued European patent. We also have twenty-six registered trademarks in the United States, Canada, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

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
General worldwide economic conditions have experienced significant downturns during the last ten or more years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our customers and us to accurately forecast and plan future business activities. During challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our customers to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.
Our Solution utilizes open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.
We use software modules licensed to us by third-party authors under “open-source” licenses in our Solution. Some open-source licenses contain affirmative obligations or restrictive terms that could adversely impact our business, such as restrictions on commercialization or obligations to make available modified or derivative works of certain open-source code. If we were to combine our proprietary software with certain open-source software subject to these licenses in a certain manner, we could, under certain open-source licenses, be required to release or otherwise make available the source code to our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.
Although we employ practices designed to manage our compliance with open-source licenses and protect our proprietary source code, we may inadvertently use open-source software in a manner we do not intend and that could expose us to claims for breach of contract and intellectual property infringement. If we are held to have breached the terms of an open-source software license, we could be required to, among other things, seek licenses from third parties to continue offering our products on terms that are not economically feasible, pay damages to third parties, to re-engineer our products, to discontinue the sale of our products if re-engineering cannot be accomplished on a timely basis, or to make generally available, in source code form, a portion of our proprietary code, any of which could adversely affect our business, results of operations, and financial condition. The terms of many open-source licenses have not been interpreted by U.S. courts, and, as a result, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our Solution.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar transactional taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value-added, and similar transactional taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest or future requirements, increase in tax rates, or a combination of the foregoing may result in an increase in our sales and similar transactional taxes, increase administrative burdens or costs, or otherwise adversely affect our business, results of operations, or financial condition.
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
As of December 31, 2019, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $269.1 million and $215.2 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. We may experience a future ownership change (including, potentially, in connection with this offering) under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state income tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

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

•
Health Data Privacy Laws. There are numerous federal and state laws related to health information privacy. In particular, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, which we collectively refer to as HIPAA, include privacy standards that protect individual privacy by limiting the uses and disclosures of PHI and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of PHI in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as admission and discharge messages. By processing and maintaining PHI on behalf of our covered entity customers, we are a HIPAA business associate and mandated by HIPAA to enter into written agreements with our covered entity clients – known as BAAs – that require us to safeguard PHI. BAAs typically include:

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

•
Medical Device Laws. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “device” under the federal Food, Drug, and Cosmetic Act (FDCA). However, the FDA exercises enforcement discretion for certain low-risk software, as described in its guidance documents for Mobile Medical Applications, General Wellness: Policy for Low Risk Devices, and Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued draft guidance documents to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our software products are currently not subject to active FDA regulation, we continue to follow the FDA’s developments in this area. There is a risk that the FDA could disagree with our determination or that the FDA could develop new final guidance documents that would subject our Solution to active FDA oversight. If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. Depending on the functionality and FDA classification of our analytics applications, we may be required to:

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
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors, or other similar events. Under the HITECH Act, as a business associate, we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business.

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
There is ongoing concern from privacy advocates, regulators, and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for deidentified, anonymous, or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, including the California Consumer Privacy Act, which went into effect January 1, 2020, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. In view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
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

•
Consumer Protection Regulation. Federal and state government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and dissemination of data, and the presentation of website or other electronic content, which may require compliance with certain standards for notice, choice, security, and access. California adopted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR (discussed below). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.

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

•
GDPR and Foreign Data Privacy Protection Laws - In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their residents. For example, in the European Union, (EU), the General Data Protection Regulation (GDPR) went into effect on May 25, 2018. If we or our vendors fail to comply with the applicable EU privacy laws, we could be subject to government enforcement actions and significant penalties against us. GDPR introduced new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. Data protection authorities of the different EU Member States may interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private-sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. Other jurisdictions besides the EU and Canada are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Furthermore, as we enter into business arrangements in countries outside of the United States, we will need to be prepared to comply with applicable local privacy laws. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and ACA was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million more Americans. The ACA includes a variety of healthcare reform provisions and requirements that substantially changed the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Many of the provisions of the ACA phase in over the course of the next several years, and we may be unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future, including amendments to the ACA, will have on our business. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA.
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

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our platform, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses or our customers’ use of our platform could be adversely affected, either of which could harm our business and results of operations.
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
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. As of December 31, 2019, we had a total of 36,731,632 legally issued and outstanding shares of common stock. This assumes no exercise of outstanding options or warrants.
In addition, as of December 31, 2019, we had 7,847,716 options outstanding that, if fully exercised, would result in the issuance of shares of common stock. All of the shares of common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors, and applicable vesting requirements.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisition of Able Health, Inc. in February 2020. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in Salt Lake City, Utah where we occupy facilities totaling approximately 60,358 square feet under a lease that expires on December 31, 2020. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease offices elsewhere in the United States for sales, professional services, and other personnel, including offices in Minneapolis, Minnesota, Alpharetta, Georgia, Pittsburgh, Pennsylvania, and Cambridge, Massachusetts.

We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not presently party to any legal proceedings that in the opinion of management, if determined to adversely affect us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “HCAT” on July 25, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of December 31, 2019, there were 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2019.
Stock Performance Graph
The following performance graph and related information is "furnished" and shall not be deemed to be "soliciting material" or "filed" for purposes of Section 18 of the Exchange Act and Regulation 14A under the Exchange Act nor shall such information be incorporated by reference into any filing of Health Catalyst, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth below compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and the S&P 500 Information Technology Index between July 25, 2019 (the date our common stock commenced trading) through December 31, 2019. All values assume a $100 initial investment at market close on July 25, 2019. The initial public offering price of our common stock, which had a closing stock price of $39.17 on July 25, 2019, was $26.00 per share. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Return
$120
$110
$100
$90
$80
7/25/2019
7/31/2019
8/31/2019
9/30/2019
10/31/2019
11/30/2019
12/31/2019
Health Catalyst, Inc.
S&P 500
S&P 500 Information Technology

Company/Index	Jul. 25, 2019(1)	July 31, 2019	Aug. 31, 2019	Sept. 30, 2019	Oct. 31, 2019	Nov. 30, 2019	Dec. 31, 2019
Health Catalyst, Inc.	100	113	102	81	82	101	89
S&P 500	100	99	97	99	101	105	108
S&P 500 Information Technology	100	98	97	98	102	107	112
__________________

(1)	Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 25, 2019 pursuant to Rule 424(b)(4) under the Securities Act.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial and Other Data
You should read the selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017 has been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Technology	$83,975	$57,224	$31,693
Professional services	70,966	55,350	41,388
Total revenue	154,941	112,574	73,081
Cost of revenue, excluding depreciation and amortization:
Technology(1)(2)	27,797	19,429	11,610
Professional services(1)(2)(3)	47,548	40,423	32,032
Total cost of revenue, excluding depreciation and amortization	75,345	59,852	43,642
Operating expenses:
Sales and marketing(1)(2)(3)	47,284	44,123	25,920
Research and development(1)(2)(3)	46,252	38,592	28,470
General and administrative(1)(2)(3)	31,713	22,690	14,697
Depreciation and amortization	9,212	7,412	5,892
Total operating expenses	134,461	112,817	74,979
Loss from operations	(54,865)	(60,095)	(45,540)
Loss on extinguishment of debt	(1,670)	—	—
Interest and other expense, net	(3,419)	(2,024)	(1,469)
Loss before income taxes	(59,954)	(62,119)	(47,009)
Income tax provision (benefit)	142	(135)	26
Net loss	$(60,096)	$(61,984)	$(47,035)
Less: accretion of redeemable convertible preferred stock	180,826	52,037	11,745
Net loss attributable to common stockholders	$(240,922)	$(114,021)	$(58,780)
Net loss per share attributable to common stockholders, basic and diluted	$(12.86)	$(23.76)	$(12.13)
Weighted-average number of shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	18,741	4,798	4,847
__________________

(1)	Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2019	2018	2017
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$200	$78	$65
Professional services	968	480	514
Sales and marketing expenses	3,811	1,514	1,192
Research and development expenses	4,841	787	707
General and administrative expenses	8,024	1,339	1,763
Total	$17,844	$4,198	$4,241
(2)Includes tender offer payments deemed compensation expense, as follows:

	Year Ended December 31,
	2019	2018	2017
Tender Offer Payments Deemed Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$28	$—
Professional services	—	284	—
Sales and marketing expenses	—	3,967	—
Research and development expenses	—	906	—
General and administrative expenses	—	3,133	—
Total	$—	$8,318	$—
(3)Includes post-acquisition restructuring costs, as follows:

	Year Ended December 31,
	2019	2018	2017
Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—
Professional services	108	337	—
Sales and marketing expenses	306	780	—
Research and development expenses	32	513	—
General and administrative expenses	—	484	—
Total	$446	$2,114	$—

	As of December 31,
	2019	2018	2017
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$18,032	$28,431	$22,978
Short-term investments	210,245	4,761	28,484
Working capital(1)	246,675	49,807	51,337
Total assets	302,360	110,975	110,268
Deferred revenue, current and non-current	32,112	32,035	10,718
Long-term debt, net of current portion	48,200	18,814	9,618
Redeemable convertible preferred stock	—	409,845	321,569
Accumulated deficit	(610,514)	(374,772)	(259,468)
Total stockholders’ equity (deficit)	200,644	(374,768)	(259,475)

___________________

(1)
Working capital is calculated as current assets less current liabilities, excluding current deferred revenue. See our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets, current liabilities, and deferred revenue.

	Year Ended December 31,
	2019	2018	2017
Non-GAAP Financial Data:	(in thousands, except percentages)
Adjusted Technology Gross Profit(1)	$56,378	$37,901	$20,148
Adjusted Technology Gross Margin(1)	67%	66%	64%
Adjusted Professional Services Gross Profit(1)	$24,494	$16,028	$9,870
Adjusted Professional Services Gross Margin(1)	35%	29%	24%
Total Adjusted Gross Profit(1)	$80,872	$53,929	$30,018
Total Adjusted Gross Margin(1)	52%	48%	41%
Adjusted EBITDA(1)	$(27,363)	$(38,053)	$(35,407)
___________________.

(1)
These measures are not calculated in accordance with GAAP. See “Reconciliation of Non-GAAP Financial Measures” for more information about these financial measures, including the limitations of such measures and a reconciliation of each measure to the most directly comparable measure calculated in accordance with GAAP.

Other Key Metrics

	As of December 31,
	2019	2018	2017
DOS Subscription Customers(1)	65	50	34
___________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Key Metrics” for more information about this metric.

	Year Ended December 31,
	2019	2018	2017
Dollar-based Retention Rate(1)	109%	107%	108%
___________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Key Metrics” for more information about this metric.
Reconciliation of Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations, as a component in determining employee bonus compensation, and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization and excluding stock-based compensation, tender offer payments deemed compensation, and post-acquisition restructuring costs. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. Adjusted Technology Gross Profit and Adjusted Professional Services Gross Profit are the portions of Adjusted Gross Profit related to technology and professional services, respectively. We believe these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$83,975	$70,966	$154,941
Cost of revenue, excluding depreciation and amortization	(27,797)	(47,548)	(75,345)
Gross profit, excluding depreciation and amortization	56,178	23,418	79,596
Add:
Stock-based compensation	200	968	1,168
Post-acquisition restructuring costs(2)	$—	$108	$108
Adjusted Gross Profit	$56,378	$24,494	$80,872
Gross margin, excluding depreciation and amortization	67%	33%	51%
Adjusted Gross Margin	67%	35%	52%

	Year Ended December 31, 2018
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$57,224	$55,350	$112,574
Cost of revenue, excluding depreciation and amortization	(19,429)	(40,423)	(59,852)
Gross profit, excluding depreciation and amortization	37,795	14,927	52,722
Add:
Stock-based compensation	78	480	558
Tender offer payments deemed compensation(1)	28	284	312
Post-acquisition restructuring costs(2)	—	337	337
Adjusted Gross Profit	$37,901	$16,028	$53,929
Gross margin, excluding depreciation and amortization	66%	27%	47%
Adjusted Gross Margin	66%	29%	48%

	Year Ended December 31, 2017
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$31,693	$41,388	$73,081
Cost of revenue, excluding depreciation and amortization	(11,610)	(32,032)	(43,642)
Gross profit, excluding depreciation and amortization	20,083	9,356	29,439
Add:
Stock-based compensation	65	514	579
Adjusted Gross Profit	$20,148	$9,870	$30,018
Gross margin, excluding depreciation and amortization	63%	23%	40%
Adjusted Gross Margin	64%	24%	41%
__________________

(1)
Tender offer payments deemed compensation relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 12 in the consolidated financial statements.

(2)	Post-acquisition restructuring costs related to severance charges following the acquisition of Medicity.
Adjusted Technology Gross Margin increased from 66% for the year ended December 31, 2018 to 67% for the year ended December 31, 2019. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.

Adjusted Professional Services Gross Margin increased from 29% for the year ended December 31, 2018 to 35% for the year ended December 31, 2019, due primarily to utilization efficiencies as well as a year-over-year increase in higher gross margin services. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. While the majority of our professional services revenue is generated from data and analytic services and domain expertise services, the delivery mix between these services in a given quarter can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate and will likely decline in the near term due to changes in the mix of services we provide and additional compensation costs related to an increase in headcount.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on extinguishment of debt, income tax provision (benefit), depreciation and amortization, stock-based compensation, tender offer payments deemed compensation, and post-acquisition restructuring costs. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(60,096)	$(61,984)	$(47,035)
Add:
Interest and other expense, net	3,419	2,024	1,469
Loss on extinguishment of debt	1,670	—	—
Income tax provision (benefit)	142	(135)	26
Depreciation and amortization	9,212	7,412	5,892
Stock-based compensation	17,844	4,198	4,241
Tender offer payments deemed compensation(1)	—	8,318	—
Post-acquisition restructuring costs(2)	446	2,114	—
Adjusted EBITDA	$(27,363)	$(38,053)	$(35,407)
__________________

(1)
Tender offer payments deemed compensation relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 12 in the consolidated financial statements.

(2)	Post-acquisition restructuring costs relate to severance charges following the acquisition of Medicity.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and "Special Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed pursuant to Rule 424(b) on July 25, 2019.
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data informed.

Health Catalyst was founded in 2008 by healthcare analytics industry pioneers. Our founders and team developed the initial version of our Solution, consisting of an early version of our data platform, select analytics accelerators, and professional services expertise. From the beginning, our Solution has been focused on enabling our mission: to be the catalyst for massive, measurable, data-informed healthcare improvement.
We currently employ more than 900 team members. For the years ended December 31, 2019, 2018, and 2017, our total revenue was $154.9 million, $112.6 million, and $73.1 million, respectively.
For the years ended December 31, 2019, 2018, and 2017, we incurred net losses of $60.1 million, $62.0 million, and $47.0 million, respectively. For the years ended December 31, 2019, 2018, and 2017, our Adjusted EBITDA was $(27.4) million, $(38.1) million, and $(35.4) million, respectively. See “Selected Consolidated Financial and Other Data—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP. See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
On July 29, 2019, we closed our IPO in which we issued and sold 8,050,000 shares of common stock at a price to the public of $26.00 per share for aggregate net proceeds of $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by us.
Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. We categorize our customer count into two primary categories: DOS Subscription Customers and Other Customers. DOS Subscription Customers are defined as customers who access our DOS platform via a technology subscription contract. Other Customers generally include DOS non-subscription customers and Medicity interoperability customers. As of December 31, 2019, 2018, and 2017, we had 65, 50, and 34 DOS Subscription Customers with active subscriptions, respectively. As of December 31, 2019, 2018, and 2017, we had 65, 76, and 12 active Other Customers, respectively. The significant increase in Other Customers from 2017 to 2018 was primarily due to our acquisition of Medicity on June 29, 2018.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2019, greater than 90% of our total revenue was recurring in nature. Customers pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., DOS-only). We generally provide access to our technology and deliver professional services to customers on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. As we increase the use cases we address at a given customer, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our customer base over time as evidenced by a Dollar-based Retention Rate of 109% for the year ended December 31, 2019.
The primary costs incurred to deliver our technology are hosting fees and headcount-related costs associated with our cloud services and support teams. Hosting fees are related to providing our technology through a cloud-based environment hosted primarily by Microsoft Azure. However, we also operate a private data center where certain customers are hosted and have deployed DOS on-premise to a small number of customers. Over time, we plan to migrate our on-premise and private data center customers to Azure-hosted environments, increasing our technology cost of revenue. We have experienced and expect to continue to experience operational inefficiencies associated with managing multiple hosting providers, resulting in a headwind against Adjusted Technology Gross Margin. The primary costs incurred to deliver our professional services are the salaries, benefits, and other headcount-related costs of our team members.
We delineate our sales organization by new customer acquisition and existing customer retention and expansion. Selling efforts to new customers vary. Many of our new customers engage with us broadly for multiple use cases, requiring buy-in during the sales cycle across the C-suite. Alternatively, in some instances, we engage with a customer in a single-use case. After we demonstrate measurable improvements, we work with our customers to expand the utilization of our Solution to other use cases or enterprise-wide. The average sales cycle for a new customer is approximately 11 months and generally ranges from 4 to 17 months. Because of our vertical focus on the healthcare industry, we believe our sales and marketing resources can be deployed more efficiently than at horizontally-focused companies that provide technology and services to multiple industries. Over the past few years, we have invested heavily in growth infrastructure by adding to our sales operations and marketing teams, which are built to help us scale over the long term.

We have demonstrated a consistent track record of innovation through research and development over time as evidenced by our new product features and new product offerings. This innovation is driven by feedback we glean from our customers, professional services teams, and the market generally. Our investments in product development have been focused on increasing the capabilities of our Solution and expanding the number of use cases we address for our customers.

Key Business Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except percentages)
Total revenue	$154,941	$112,574	$73,081
Adjusted Technology Gross Profit	56,378	37,901	20,148
Adjusted Technology Gross Margin	67%	66%	64%
Adjusted Professional Services Gross Profit	$24,494	$16,028	$9,870
Adjusted Professional Services Gross Margin	35%	29%	24%
Total Adjusted Gross Profit	$80,872	$53,929	$30,018
Total Adjusted Gross Margin	52%	48%	41%
Adjusted EBITDA	$(27,363)	$(38,053)	$(35,407)
We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization and excluding stock-based compensation, tender offer payments deemed compensation, and post-acquisition restructuring costs. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures and for a reconciliation of revenue to our Adjusted Gross Profit, the most directly comparable financial measure calculated in accordance with GAAP.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, tender offer payments deemed compensation, and post-acquisition restructuring costs. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See “Selected Consolidated Financial and Other Data - Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our Adjusted EBITDA as a financial measure and for a reconciliation of our net loss to Adjusted EBITDA, the most directly comparable financial measure calculated in accordance with GAAP.

Other Key Metrics
We also regularly monitor and review the number of DOS Subscription Customers and Dollar-based Retention Rate as shown in the following tables:

	As of December 31,
	2019	2018	2017
DOS Subscription Customers	65	50	34
DOS Subscription Customers
Since 2016, our primary contracting model is a subscription-based contract to our DOS platform, analytics applications, and professional services. Given how fundamental DOS is to our Solution and because the vast majority of our total revenue is derived from DOS Subscription Customers, we believe our DOS Subscription Customer count, which represents customers with active subscriptions at period end, is the best representation of our market penetration and the growth of our business.

	Year Ended December 31,
	2019	2018	2017
Dollar-based Retention Rate	109%	107%	108%
Dollar-based Retention Rate
We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the Annual Recurring Revenue (ARR) from customers as of the date 12 months prior to such period end (prior period ARR). We then calculate the sum of the ARR from these same customers as of the current period end (current period ARR). Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes revenue from new customers added in the current period. We then divide the current period ARR by the prior period ARR to arrive at our Dollar-based Retention Rate. We calculate ARR for each customer as the expected monthly recurring revenue of our customers as of the last day of a period multiplied by 12. Because we acquired Medicity in 2018, and because our primary business model is to contract for our DOS platform, analytics applications, and professional services, Medicity customers are not included in the Dollar-based Retention Rate metrics.
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

•
Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our customer base will enable us to drive growth. Over the last few years, we have developed and deployed several new analytics applications including CORUS, Touchstone, Patient Safety Monitor, Population Builder, and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new customers.

•
Impact of Medicity acquisition on growth. Our customer base includes over 50 health systems and regional healthcare information exchanges added in the Medicity acquisition, representing an opportunity for us to cross-sell our Solution to Medicity customers. We are in the early phases of that cross-selling initiative and do not have full visibility into the incremental growth opportunities from that effort. Historically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful, this could offset revenue declines from Medicity customers. Overall, the impact of the Medicity acquisition could negatively impact our revenue growth rates over time.

•
Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services help our customers achieve measurable improvements and make them stickier, they have lower gross margins than technology revenue. In 2019, our technology revenue and professional services revenue represented 54% and 46% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Selected Consolidated Financial and Other Data—Reconciliation of Non-GAAP Financial Measures” for more information.

•
Transitions to Microsoft Azure as DOS hosting provider. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We also operate a private data center where we host DOS for certain customers and we maintain a small number of customers that have deployed DOS on-premise. We are in the process of transitioning customers we host in our private data center and who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides customers with more advanced DOS product functionality and a more seamless customer experience; however, hosting customers in Azure is more costly than our private data center and on-premise deployments on a per-customer basis. This transition will result in higher cost of technology revenue and provide a headwind against increases in Adjusted Technology Gross Margin.

•
Refinement of pricing for our Solution. In the past, we have adjusted our prices as a result of offering new applications and services and customer demand. In the fourth quarter of 2018, we began to introduce new pricing for our Solution for new customers to account for the addition of new analytics applications and associated services. We expect to realize fully the effect of this pricing adjustment in future years as new customers renew their technology and services subscription contracts. Because these price adjustments were primarily related to new applications and services added to our Solution, our prior experience pricing these offerings is limited. As we gain more experience marketing and delivering these new analytics applications and associated services, we may need to further refine our pricing, which could result in either increases or decreases to the price of our Solution. During the years ended December 31, 2019 and 2018, there were no material revenue increases from the pricing adjustments made in 2018 as the increase in technology revenue from current customers is primarily attributable to contractual, annual escalators as opposed to pricing changes.

Medicity Acquisition
In June 2018, we acquired 100% of the LLC interests in Medicity from Aetna, Inc. (Aetna). The acquisition of Medicity was one element of an integrated transaction whereby we also issued 707,613 shares of our Series E redeemable convertible preferred stock to Aetna in exchange for $15.0 million in cash. The acquisition was accounted for as a business combination as specified under ASC 805, Business Combinations.
As part of the post-acquisition activities, we agreed to pay $2.6 million in cash as involuntary termination payments to certain Medicity team members. The termination expense was recognized as compensation expense when management committed to the plan and the severance terms were communicated to the team members.
Medicity’s customer base is comprised of large health systems and regional healthcare information exchanges. We have invested in sales and marketing resources tasked with cross-selling our Solution to the Medicity customer base. We are in the early phases of that cross-selling initiative and do not have full visibility into additional revenue growth opportunities from that customer base.
Medicity’s technology platform also included significant technical functionality related to real-time interoperability with transactional software systems like EHRs. We plan to integrate portions of Medicity’s technology into the DOS platform and are currently in the process of that technical integration. In addition, Medicity’s technology platform houses data that can be added to DOS to leverage in the future.
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2019, 2018, and 2017, technology revenue represented 54%, 51%, and 43% of total revenue, respectively, and professional services revenue represented 46%, 49%, and 57% of total revenue, respectively.

Technology revenue.    Technology revenue primarily consists of subscription fees charged to customers for access to use our data platform and analytics applications. We provide customers access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. A majority of our DOS Subscription Customers access our technology through all-access subscriptions, which in the vast majority of cases have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
Professional services revenue.    Professional services revenue primarily includes analytics services, domain expertise services, outsourcing services, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our customers on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our customers.
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

General and administrative.    General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, outside legal, accounting, and directors' fees.
Due to the closing of our IPO on July 29, 2019, we incurred and expect to continue to incur additional costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and corporate governance. As a result, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future, but decrease as a percentage of our revenue over the long term. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
As of December 31, 2019, we had federal and state NOLs of $269.1 million and $215.2 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2024, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Revenue:
Technology	$83,975	$57,224	$31,693
Professional services	70,966	55,350	41,388
Total revenue	154,941	112,574	73,081
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	27,797	19,429	11,610
Professional services(1)(2)(3)	47,548	40,423	32,032
Total cost of revenue, excluding depreciation and amortization	75,345	59,852	43,642
Operating expenses:
Sales and marketing(1)(2)(3)	47,284	44,123	25,920
Research and development(1)(2)(3)	46,252	38,592	28,470
General and administrative(1)(2)(3)	31,713	22,690	14,697
Depreciation and amortization	9,212	7,412	5,892
Total operating expenses	134,461	112,817	74,979
Loss from operations	(54,865)	(60,095)	(45,540)
Loss on extinguishment of debt	(1,670)	—	—
Interest and other expense, net	(3,419)	(2,024)	(1,469)
Loss before income taxes	(59,954)	(62,119)	(47,009)
Income tax provision (benefit)	142	(135)	26
Net loss	$(60,096)	$(61,984)	$(47,035)
__________________

(1)	Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2019	2018	2017

Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$200	$78	$65
Professional services	968	480	514
Sales and marketing	3,811	1,514	1,192
Research and development	4,841	787	707
General and administrative	8,024	1,339	1,763
Total	$17,844	$4,198	$4,241

(2)Includes tender offer payments deemed compensation expense, as follows:

	Year Ended December 31,
	2019	2018	2017

Tender Offer Payments Deemed Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$28	$—
Professional services	—	284	—
Sales and marketing	—	3,967	—
Research and development	—	906	—
General and administrative	—	3,133	—
Total	$—	$8,318	$—

(3)Includes post-acquisition restructuring costs, as follows:

	Year Ended December 31,
	2019	2018	2017

Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—
Professional services	108	337	—
Sales and marketing	306	780	—
Research and development	32	513	—
General and administrative	—	484	—
Total	$446	$2,114	$—

	Year Ended December 31,
	2019	2018	2017
Revenue:
Technology	54%	51%	43%
Professional services	46	49	57
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	18	17	16
Professional service	31	36	44
Total cost of revenue, excluding depreciation and amortization	49	53	60
Operating expenses:
Sales and marketing	31	39	35
Research and development	30	34	39
General and administrative	20	20	20
Depreciation and amortization	6	7	8
Total operating expenses	87	100	102
Loss from operations	(36)	(53)	(62)
Loss on extinguishment of debt	(1)	—	—
Interest and other expense, net	(2)	(2)	(2)
Loss before income taxes	(39)	(55)	(64)
Income tax provision (benefit)	—	—	—
Net loss	(39)%	(55)%	(64)%

Discussion of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$83,975	$57,224	$26,751	47%
Professional services	70,966	55,350	15,616	28%
Total revenue	$154,941	$112,574	$42,367	38%
Percentage of revenue:
Technology	54%	51%
Professional services	46	49
Total	100%	100%
Total revenue was $154.9 million for the year ended December 31, 2019, compared to $112.6 million for the year ended December 31, 2018, an increase of $42.4 million, or 38%.
Technology revenue was $84.0 million, or 54% of total revenue, for the year ended December 31, 2019, compared to $57.2 million, or 51% of total revenue, for the year ended December 31, 2018. The increase in technology revenue was partially due to the year ended December 31, 2018 only including approximately six months of Medicity revenue as a result of the Medicity acquisition closing on June 29, 2018. There was $12.2 million of technology revenue from Medicity during the six months ended June 30, 2019, with no corresponding revenue in the comparative prior-year period. The remaining technology revenue growth was from new DOS Subscription Customers and existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services. The revenue growth amounts presented are net of a $1.8 million decrease in one-time technology revenue.
Professional services revenue was $71.0 million, or 46% of total revenue, for the year ended December 31, 2019, compared to $55.4 million, or 49% of total revenue, for the year ended December 31, 2018. The professional services revenue growth is primarily due to implementation, analytics, and improvement services being provided to new DOS Subscription Customers and expanded services with existing customers.
Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$27,797	$19,429	$8,368	43%
Professional services	47,548	40,423	7,125	18%
Total cost of revenue, excluding depreciation and amortization	$75,345	$59,852	$15,493	26%
Percentage of total revenue	49%	53%
Cost of technology revenue, excluding depreciation and amortization, was $27.8 million for the year ended December 31, 2019, compared to $19.4 million for the year ended December 31, 2018, an increase of $8.4 million, or 43%. The increase in cost of technology revenue was primarily due to an increase of $6.4 million in salary and related personnel costs from an increase in cloud services and support headcount, an increase of $4.9 million in cloud computing and hosting costs largely from the expanded use of Microsoft Azure, and an increase of $1.4 million in subscription costs to serve existing and new customers. These increases in cost of technology revenue were partially offset by a $4.1 million decrease in outside contractor fees.
Cost of professional services revenue was $47.5 million for the year ended December 31, 2019, compared to $40.4 million for the year ended December 31, 2018, an increase of $7.1 million, or 18%. This increase is primarily due to an increase in salary and related personnel costs from an increase in our professional services headcount.

Operating Expenses
Sales and marketing

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$47,284	$44,123	$3,161	7%
Percentage of total revenue	31%	39%
Sales and marketing expenses were $47.3 million for the year ended December 31, 2019, compared to $44.1 million for the year ended December 31, 2018, an increase of $3.2 million, or 7%. This increase was primarily due to an increase of $3.7 million in salary and related personnel costs from additional sales, marketing, and account management headcount. There was a $2.3 million increase in stock-based compensation, including a cumulative catch-up of $0.4 million related to two-tier stock options upon the closing of the IPO, and a $1.1 million increase in travel-related costs. These increases were partially offset by $4.0 million of tender offer payments deemed compensation expense during the year ended December 31, 2018 that did not recur in the year ended December 31, 2019.
Sales and marketing expense as a percentage of total revenue decreased from 39% in the year ended December 31, 2018 to 31% in the year ended December 31, 2019.
Research and development

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Research and development	$46,252	$38,592	$7,660	20%
Percentage of total revenue	30%	34%
Research and development expenses were $46.3 million for the year ended December 31, 2019, compared to $38.6 million for the year ended December 31, 2018, an increase of $7.7 million, or 20%. The increase was primarily due to an increase of $4.1 million in stock-based compensation, including a cumulative catch-up of $2.1 million related to two-tier stock options upon the closing of the IPO. There was also an increase of $2.6 million in salary and related personnel costs from additional development team headcount largely as a result of the Medicity acquisition and an increase of $1.5 million in third-party hosting costs. These increases were partially offset by $0.9 million of tender offer payments deemed compensation during the year ended December 31, 2018 that did not recur in the year ended December 31, 2019.
Research and development expense as a percentage of revenue decreased from 34% in the year ended December 31, 2018 to 30% in the year ended December 31, 2019.
General and administrative

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$31,713	$22,690	$9,023	40%
Percentage of total revenue	20%	20%
General and administrative expenses were $31.7 million for the year ended December 31, 2019, compared to $22.7 million for the year ended December 31, 2018, an increase of $9.0 million, or 40%. The increase was primarily due to an increase of $6.7 million in stock-based compensation, including a cumulative catch-up of $3.5 million related to two-tier stock options upon the closing of the IPO and an increase of $2.2 million in salary and related personnel costs from additional general and administrative headcount. Other increases included increased contractor costs of $0.9 million, insurance costs of $0.6 million, and subscription costs of $0.6 million. These increases were partially offset by $3.1 million of tender offer payments deemed compensation expense during the year ended December 31, 2018 that did not recur in the year ended December 31, 2019.

General and administrative expense as a percentage of revenue remained consistent at 20% in both of the years ended December 31, 2019 and 2018.
Depreciation and amortization

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$9,212	$7,412	$1,800	24%
Percentage of total revenue	6%	7%
Depreciation and amortization expenses were $9.2 million for the year ended December 31, 2019, compared to $7.4 million for the year ended December 31, 2018, an increase of $1.8 million, or 24%. This increase was primarily due to the amortization of capitalized internal-use software costs and additional depreciation and amortization on property, equipment, and intangibles from the Medicity acquisition and current year capital expenditures.
Depreciation and amortization expense as a percentage of revenue decreased from 7% in the year ended December 31, 2018 to 6% in the year ended December 31, 2019.
Loss on extinguishment of debt

	Year Ended December 31,
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
Interest and other expense, net

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Interest income	$2,810	$602	$2,208	367%
Interest expense	(6,261)	(2,587)	(3,674)	142%
Other income (expense)	32	(39)	71	(182)%
Total interest and other expense, net	$(3,419)	$(2,024)	$(1,395)	69%

Interest and other expense, net increased $1.4 million, or 69%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase is primarily due to an increase in interest expense of $3.7 million from an increase in net borrowings under the OrbiMed Credit Facility, which was partially offset by an increase in interest income of $2.2 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019.
Income tax provision (benefit)

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands, except percentages)
Income tax provision (benefit)	$142	$(135)	$277	n/m(1)
__________________

(1)	Not meaningful.

Income tax provision (benefit) consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. On December 22, 2017, federal tax legislation was enacted that included lowering the U.S. corporate income tax rate to 21% effective in 2018. We remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally 21%. As we had a full valuation allowance on deferred tax assets, the allowance was adjusted accordingly based on the remeasured deferred tax asset and liability position. As a result, the federal tax legislation had a limited impact on our income tax provision (benefit).

Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. The unaudited consolidated statements of operations data set forth below has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of such data. Our historical results are not necessarily indicative of the results that may be expected in the future and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
	(in thousands, except per share data)
Revenue:
Technology	$9,451	$10,725	$18,283	$18,765	$20,148	$20,085	$21,160	$22,582
Professional services	11,181	12,265	14,585	17,319	15,065	16,719	18,263	20,919
Total revenue	20,632	22,990	32,868	36,084	35,213	36,804	39,423	43,501
Cost of revenue, excluding depreciation and amortization:
Technology(1)(2)	3,359	3,291	6,132	6,647	6,752	7,044	6,740	7,261
Professional services(1)(2)(3)	8,251	9,227	10,865	12,080	10,574	10,666	11,892	14,416
Total cost of revenue, excluding depreciation and amortization	11,610	12,518	16,997	18,727	17,326	17,710	18,632	21,677
Operating expenses:
Sales and marketing(1)(2)(3)	6,721	12,004	13,771	11,627	10,473	10,385	14,721	11,705
Research and development(1)(2)(3)	8,705	8,487	10,839	10,561	10,022	9,710	13,477	13,043
General and administrative(1)(2)(3)	3,902	7,241	5,605	5,942	6,174	6,146	11,013	8,380
Depreciation and amortization	1,550	1,551	2,151	2,160	2,312	2,216	2,316	2,368
Total operating expenses	20,878	29,283	32,366	30,290	28,981	28,457	41,527	35,496
Loss from operations	(11,856)	(18,811)	(16,495)	(12,933)	(11,094)	(9,363)	(20,736)	(13,672)
Loss on extinguishment of debt	—	—	—	—	(1,670)	—	—	—
Interest and other expense, net	(509)	(506)	(374)	(635)	(945)	(1,320)	(659)	(495)
Loss before income taxes	(12,365)	(19,317)	(16,869)	(13,568)	(13,709)	(10,683)	(21,395)	(14,167)
Income tax provision (benefit)	(156)	7	7	7	11	11	21	99
Net loss	$(12,209)	$(19,324)	$(16,876)	$(13,575)	$(13,720)	$(10,694)	$(21,416)	$(14,266)
Less: accretion (reversal of accretion) of redeemable convertible preferred stock	(10,481)	(2,078)	514	64,082	64,015	98,641	18,170	—
Net loss attributable to common stockholders	$(1,728)	$(17,246)	$(17,390)	$(77,657)	$(77,735)	$(109,335)	$(39,586)	$(14,266)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(3.53)	$(3.71)	$(16.33)	$(16.21)	$(21.98)	$(1.40)	$(0.39)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	4,867	4,888	4,686	4,755	4,795	4,975	28,223	36,519

__________________

(1)	Includes stock-based compensation expense, as follows:

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$14	$17	$18	$29	$33	$31	$64	$72
Professional services	100	105	120	155	148	140	306	374
Sales and marketing	430	295	298	491	783	497	1,358	1,173
Research and development	177	176	179	255	222	213	3,067	1,339
General and administrative	319	321	318	381	470	517	5,179	1,858
Total	$1,040	$914	$933	$1,311	$1,656	$1,398	$9,974	$4,816

(2)Includes tender offer payments deemed compensation expense, as follows:

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Tender Offer Payments Deemed Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$28	$—	$—	$—	$—	$—	$—
Professional services	—	284	—	—	—	—	—	—
Sales and marketing	—	3,967	—	—	—	—	—	—
Research and development	—	906	—	—	—	—	—	—
General and administrative	—	3,133	—	—	—	—	—	—
Total	$—	$8,318	$—	$—	$—	$—	$—	$—

(3)Includes post-acquisition restructuring costs, as follows:

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$—	$—	$—	$—	$—
Professional services	—	—	332	5	108	—	—	—
Sales and marketing	—	—	749	31	306	—	—	—
Research and development	—	—	484	—	32	—	—	—
General and administrative	—	—	513	—	—	—	—	—
Total	$—	$—	$2,078	$36	$446	$—	$—	$—

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019

Revenue:
Technology	46%	47%	56%	52%	57%	55%	54%	52%
Professional services	54	53	44	48	43	45	46	48
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue, excluding depreciation and amortization:
Technology	16	14	19	18	19	19	17	17
Professional services	40	40	33	33	30	29	30	33
Total cost of revenue, excluding depreciation and amortization	56	54	52	51	49	48	47	50
Operating expenses:
Sales and marketing	33	52	42	32	30	28	37	27
Research and development	42	37	33	29	28	26	34	30
General and administrative	19	31	17	16	18	17	28	19
Depreciation and amortization	8	7	7	6	7	6	6	5
Total operating expenses	102	127	99	83	83	77	105	81
Loss from operations	(58)	(81)	(51)	(34)	(32)	(25)	(52)	(31)
Loss on extinguishment of debt	—	—	—	—	(5)	—	—	—
Interest and other expense, net	(2)	(2)	(1)	(2)	(3)	(4)	(2)	(1)
Loss before income taxes	(60)	(83)	(52)	(36)	(40)	(29)	(54)	(32)
Income tax provision (benefit)	(1)	—	—	—	—	—	—	—
Net loss	(59)%	(83)%	(52)%	(36)%	(40)%	(29)%	(54)%	(32)%
Quarterly revenue trends
Our quarterly technology revenue increased sequentially in all but one of the periods presented due primarily to increases in the number of customers as well as the expansion of technology offerings to existing customers. Contracting activity can vary quarterly as a result of large healthcare provider buying patterns, though this seasonality is sometimes not apparent in our technology revenue because we generally recognize technology revenue over the term of the contract. The significant increase in quarterly technology revenue beginning in the third quarter of 2018 was primarily attributable to the acquisition of Medicity as of June 29, 2018.
Our quarterly professional services revenue generally increased over the periods presented due to increases in the number of customers as well as the expansion of professional services arrangements with existing customers. The increase in the fourth quarter of 2018 was primarily due to performance-based revenue arrangements whereby performance was measured and achieved. In 2019, performance-based revenue arrangements represented a smaller portion of our overall revenue base. The increase in the fourth quarter of 2019 was primarily due to increased professional services revenue from Medicity, which is now referred to as Health Catalyst Interoperability or HCI.
Quarterly cost of revenue, excluding depreciation and amortization trends
Our quarterly cost of revenue, excluding depreciation and amortization, has generally increased over the quarterly periods due to increased cloud computing and hosting costs and an increase in technology and professional services headcount to serve existing and new customers. The significant increase in quarterly technology cost of revenue, excluding depreciation and amortization, beginning in the third quarter of 2018 was primarily attributable to the Medicity acquisition.

Quarterly operating expenses trends
Total operating expenses fluctuate from quarter to quarter, but have generally increased for the periods presented, primarily due to the addition of personnel in connection with the expansion of our business. The significant increase in the second quarter of 2018 is primarily attributable to deemed compensation expense associated with a tender offer for the repurchase of common stock at a price in excess of its estimated fair value. The additional increase in total operating expenses beginning in the third quarter of 2018 is primarily attributable to the Medicity acquisition. Total operating expenses increased significantly again in the third quarter of 2019, partially due to a cumulative catch-up of $6.0 million related to two-tier stock-based awards upon the closing of the IPO.
Sales and marketing expenses generally grew sequentially over the periods, due to the continued expansion of our sales, marketing, and account management teams. Sales and marketing expenses are higher in the third quarter due to our Healthcare Analytics Summit which is typically held in September. Research and development expenses have generally increased sequentially for the periods presented, due to continued investment in developing our Solution. Sales and marketing expenses and research and development expenses decreased slightly during the fourth quarter of 2018 and the first quarter of 2019 compared to the third quarter of 2018 primarily as a result of HCI operational synergies achieved after closing the acquisition. General and administrative expenses generally increased over the periods presented due primarily to the expansion of the legal, finance, and IT teams and due to increased costs for accounting, legal, and outside contractors.
Our quarterly results of operations may fluctuate due to various factors affecting our performance. As noted above, we generally recognize revenue from technology ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenues until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our contracting activity.
Liquidity and Capital Resources
As of December 31, 2019, we had cash, cash equivalents, and short-term investments of $228.3 million, which were held primarily for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
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
SVB Debt Agreements and OrbiMed Financings
In October 2017, we entered into the Amended Loan and Security Agreement and the Mezzanine Loan and Security Agreement (the SVB Debt Agreements) with SVB. The SVB Debt Agreements originally established a revolving line of credit and a term loan facility of up to $20.0 million under certain conditions and $20.0 million, respectively.
SVB Revolving Line of Credit
As of January 1, 2019, the Amended Loan and Security Agreement allowed us to borrow up to $20.0 million in advances on the revolving line of credit with a contractual interest rate of prime plus 0.5% and a maturity date of December 2019. On February 6, 2019, the Amended Loan and Security Agreement was further amended to reduce the revolving line of credit from up to $20.0 million to $5.0 million with an obligation to maintain a minimum of $5.0 million cash or cash equivalents on deposit with SVB to maintain the assurance of future credit availability, as well as extend the maturity date to February 6, 2021. The line may be increased by $5.0 million upon request and approval by SVB. The revolving line of credit is subject to certain covenants and, as of both December 31, 2019 and 2018, we were in compliance with these covenants. As of December 31, 2019, the interest rate was 5.25% and we had not drawn any amounts under this revolving line of credit.

SVB Term Loan
As of December 31, 2018, the SVB Debt Agreements allowed us to borrow up to $20.0 million in term loans with a contractual interest rate of prime plus 6.25%. We were contractually allowed to prepay all outstanding principal and accrued interest at any time together with a prepayment penalty of $0.5 million. As of December 31, 2019, we had repaid the full $20.0 million previously borrowed under this term loan.
OrbiMed Financings
On February 6, 2019, we entered into the OrbiMed Credit Facility that established a senior term loan facility of up to $80.0 million under certain conditions with a maturity date of February 6, 2024. The contractual interest rate is the higher of LIBOR plus 7.5% and 10.0%. On February 6, 2019, we borrowed $50.0 million under the OrbiMed Debt Agreement with principal payments due beginning in 2023, and we simultaneously repaid our term loan and revolver from SVB in full. The OrbiMed Credit Facility was subject to certain covenants and, as of December 31, 2019, we were in compliance with these covenants. As of December 31, 2019, the interest rate was 10.0% and we owed $50.0 million under the OrbiMed Credit Facility.
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
We believe our existing cash, cash equivalents, and marketable securities and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Net cash used in operating activities	$(32,184)	$(40,296)	$(36,829)
Net cash (used in) provided by investing activities	(209,602)	21,403	22,408
Net cash provided by financing activities	231,381	24,346	24,871
Effect of exchange rate changes on cash and cash equivalents	6	—	—
Net (decrease) increase in cash and cash equivalents	$(10,399)	$5,453	$10,450
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2019, net cash used in operating activities was $32.2 million, which included a net loss of $60.1 million. Non-cash charges primarily consisted of $9.2 million in depreciation and amortization of property, equipment, and intangible assets, $17.8 million in stock-based compensation, $1.7 million of loss from the extinguishment of debt, and $1.1 million in amortization of debt discount and issuance costs.

For the year ended December 31, 2018, net cash used in operating activities was $40.3 million, which included a net loss of $62.0 million. Non-cash charges primarily consisted of $4.2 million in stock-based compensation and $7.4 million in depreciation and amortization of property, equipment, and intangible assets. The 2018 net loss also included an $8.3 million charge that was paid in association with the repurchase of common stock at a price in excess of its estimated fair value as part of the 2018 tender offer that is further described in Note 12 to the audited consolidated financial statements. The tender offer cash payments are not expected to be recurring in future periods.
For the year ended December 31, 2017, net cash used in operating activities was $36.8 million, which included a net loss of $47.0 million. Non-cash charges primarily consisted of $4.2 million in stock-based compensation and $5.9 million in depreciation and amortization of property, equipment, and intangible assets.
Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 of $209.6 million was primarily due to $256.0 million in purchases of short-term investments and $4.3 million in purchases of property, equipment, and intangible assets, reduced by the $50.7 million sale and maturity of short-term investments.
Net cash provided by investing activities for the year ended December 31, 2018 of $21.4 million was primarily due to $37.9 million provided from the sale and maturity of short-term investments, reduced by $14.0 million used to purchase short-term investments and $2.5 million in purchases of property, equipment, and intangible assets.
Net cash provided by investing activities for the year ended December 31, 2017 of $22.4 million primarily was due to $72.1 million provided from the sale and maturity of short-term investments, reduced by $46.4 million used to purchase short-term investments and $3.3 million in purchases of property, equipment, and intangible assets.
Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 of $231.4 million was primarily the result of $194.6 million in IPO proceeds, net of underwriters’ discounts and commissions, $47.2 million in net proceeds drawn under the OrbiMed Credit Facility, $12.1 million in net proceeds from the sale and issuance of Series F redeemable convertible preferred stock, $2.7 million in stock option exercise proceeds, and $3.0 million in proceeds from our ESPP, reduced by the $21.8 million payoff of the SVB debt, $4.6 million in payments of deferred offering costs, and $1.7 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the year ended December 31, 2018 of $24.3 million was primarily the result of $34.0 million in proceeds from the issuance of Series E redeemable convertible preferred stock, $10.0 million in proceeds drawn under the SVB Debt Agreements and $3.0 million in stock option exercise proceeds, reduced by an $8.7 million repurchase of our common stock, and $13.9 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the year ended December 31, 2017 of $24.9 million was primarily the result of $23.8 million in proceeds from the issuance of Series E redeemable convertible preferred stock and $9.8 million in proceeds drawn under the SVB Debt Agreements, reduced by $8.8 million in payments of acquisition-related obligations.
Contractual Obligations and Commitments
The following table presents a summary of our payments due under contractual arrangements as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

	(in thousands)
Long-term debt(1)	71,039	5,123	10,219	55,697	—
Operating lease obligations(2)	4,785	3,000	1,223	562	—
Acquisition-related consideration	4,250	2,250	2,000	—	—
Total	$80,074	$10,373	$13,442	$56,259	$—
__________________

(1)
On February 6, 2019, we borrowed $50.0 million under the OrbiMed Debt Agreement, and simultaneously repaid our $20.0 million term loan from SVB in full. We also repaid in full our $1.3 million SVB revolving line of credit. The contractual commitment amounts above include interest payments of $18.5 million and a 5% exit fee.

(2)	We lease our facilities under long-term operating leases, which expire at various dates through 2024.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers or business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from data breaches, or intellectual property infringement claims made by third parties. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions, and judgments on our knowledge and experience about past and current events and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
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
Technology Revenue
Technology revenue primarily consists of subscription fees charged to customers for access to use our technology. We provide customers access to our technology through either an all-access or limited-access, modular subscription. The majority of our subscription arrangements are cloud-based and do not provide customers the right to take possession of the technology or contain a significant penalty if the customer were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the customer. Most of our subscription contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days notice.

Subscriptions that allow the customer to take software on-premise without significant penalty are treated as time-based licenses. These arrangements generally include access to technology, access to unspecified future products and maintenance and support. Revenue for upfront access to the technology library is recognized at a point in time when the technology is made available to the customer. Revenue for access to unspecified future products included in time-based license subscriptions is recognized ratably over the contract term beginning on the date that the access is made available to the customer.
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
Professional Services Revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, outsourcing services, and implementation services. Professional services arrangements typically include a fee for making FTE services available to our customers on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our customers. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
Contracts with Multiple Performance Obligations
Many of our contracts include multiple performance obligations. We account for performance obligations separately if they are capable of being distinct and distinct within the context of the contract. In these circumstances, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis.
We determine standalone selling prices based on the observable price a good or service is sold for separately when available. In cases where standalone selling prices are not directly observable, based on information available, we utilize the expected cost plus a margin, adjusted market assessment, or residual estimation method. We consider all information available including our overall pricing objectives, market conditions, and other factors, which may include the value of contracts, customer demographics, and the types of users.
Standalone selling prices are not directly observable for our all-access and limited-access technology arrangements, which are composed of cloud-based subscriptions, time-based licenses, and perpetual licenses. For these technology arrangements, we use the residual estimation method due to the limited number of standalone transactions and/or prices that are highly variable.
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
Stock-Based Compensation
Stock-based awards, including stock options and RSUs, are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. For awards subject to performance conditions, we record expense when the performance condition becomes probable. We record forfeitures of stock-based awards as the actual forfeitures occur.
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

Awards that contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO, we recorded cumulative share-based compensation expense of approximately $6.0 million using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.
The grant date fair value of RSUs is determined using the market closing price of our common stock on the date of grant. We estimate the fair value of our stock option awards on the grant date using the Black-Scholes option-pricing model. This requires the input of highly subjective assumptions, including the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.
Stock-based compensation expense related to purchase rights issued under the 2019 Health Catalyst Employee Stock Purchase Plan (ESPP) is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock, are estimated as follows:

•
Expected volatility.    Since a public market for our common stock did not exist prior to our IPO and, therefore, we did not have a sufficient trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the pre-IPO awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to primarily use the volatility history of the share price of our common stock as it becomes available.

•
Expected term.    We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the award.

•	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.
Prior to the adoption of ASU No. 2018-07, Compensation — Stock Compensation (ASU 2018-17), which simplifies the accounting for non-employee share-based payment transactions, the fair value measurement date for non-employee awards was the date the performance of services was completed. Upon adoption of ASU 2018-07 on January 1, 2019, the measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, in the same period and in the same manner as though we had paid cash for the services, which is typically the vesting period of the respective award.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements
See “Description of Business and Summary of Significant Accounting Policies” in Note 1 to our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates but may include foreign currency exchange risk and inflation in the future. There were no material quantitative changes in market risk exposures between the current and preceding fiscal years.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $228.3 million and $33.2 million as of December 31, 2019 and 2018, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Under our debt agreements, we pay interest on any outstanding balances based on variable market rates. A significant increase in these market rates may adversely affect our results of operations.
As of December 31, 2019 and 2018, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is typically their local currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore Dollar. Due to the relatively small size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We are considering the costs and benefits of initiating such a program and may in the future hedge balances and transactions denominated in currencies other than the U.S. dollar as we expand international operations.
Today, our international sales contracts are generally denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, an increasing portion of our international sales contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Salt Lake City, Utah
February 27, 2020

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,032	$28,431
Short-term investments	210,245	4,761
Accounts receivable, net(1)	27,570	27,696
Deferred costs	937	649
Prepaid expenses and other assets	7,455	5,321
Total current assets	264,239	66,858
Property and equipment, net	4,295	4,676
Intangible assets, net	25,535	28,304
Operating lease right-of-use assets	3,787	6,344
Other assets	810	1,099
Goodwill	3,694	3,694
Total assets	$302,360	$110,975
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,622	$1,812
Accrued liabilities	8,944	9,203
Acquisition-related consideration payable(1)	2,192	2,172
Deferred revenue(1)	30,653	24,755
Operating lease liabilities	2,806	2,577
Current portion of long-term debt	—	1,287
Total current liabilities	48,217	41,806
Long-term debt, net of current portion	48,200	18,814
Acquisition-related consideration payable, net of current portion(1)	1,860	3,770
Deferred revenue, net of current portion	1,459	7,280
Operating lease liabilities, net of current portion	1,654	4,228
Other liabilities	326	—
Total liabilities	101,716	75,898
Commitments and contingencies (Notes 8 and 16)
Redeemable convertible preferred stock, $0.001 par value; no shares and 45,427,441 shares authorized as of December 31, 2019 and 2018, respectively; no shares and 22,713,694 shares issued and outstanding as of December 31, 2019 and 2018, respectively; aggregated liquidation preference of $306,192 as of December 31, 2018	—	409,845
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 25,000,000 and no shares authorized as of December 31, 2019 and 2018, respectively; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 500,000,000 and 72,565,312 shares authorized as of December 31, 2019 and 2018, respectively; 36,678,854 and 4,779,356 shares issued and outstanding as of December 31, 2019 and 2018, respectively	37	5
Additional paid-in capital	811,049	—
Accumulated deficit	(610,514)	(374,772)
Accumulated other comprehensive income (loss)	72	(1)
Total stockholders’ equity (deficit)	200,644	(374,768)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$302,360	$110,975
____________________
(1) Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue(1):
Technology	$83,975	$57,224	$31,693
Professional services	70,966	55,350	41,388
Total revenue	154,941	112,574	73,081
Cost of revenue, excluding depreciation and amortization(1):
Technology	27,797	19,429	11,610
Professional services	47,548	40,423	32,032
Total cost of revenue, excluding depreciation and amortization	75,345	59,852	43,642
Operating expenses(1):
Sales and marketing	47,284	44,123	25,920
Research and development	46,252	38,592	28,470
General and administrative	31,713	22,690	14,697
Depreciation and amortization	9,212	7,412	5,892
Total operating expenses	134,461	112,817	74,979
Loss from operations	(54,865)	(60,095)	(45,540)
Loss on extinguishment of debt	(1,670)	—	—
Interest and other expense, net	(3,419)	(2,024)	(1,469)
Loss before income taxes	(59,954)	(62,119)	(47,009)
Income tax provision (benefit)	142	(135)	26
Net loss	$(60,096)	$(61,984)	$(47,035)
Less: accretion of redeemable convertible preferred stock	180,826	52,037	11,745
Net loss attributable to common stockholders	$(240,922)	$(114,021)	$(58,780)
Net loss per share attributable to common stockholders, basic and diluted	$(12.86)	$(23.76)	$(12.13)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	18,741	4,798	4,847
__________________

(1)	Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net Loss	$(60,096)	$(61,984)	$(47,035)

Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	75	11	17
Change in foreign currency translation adjustment	(2)	—	—
Comprehensive loss	$(60,023)	$(61,973)	$(47,018)
The accompanying notes are an integral part of these consolidated financial statements

HEALTH CATALYST, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	19,985,139	$286,037	4,840,810	$5	$—	$(206,383)	$(29)	$(206,407)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $53	1,124,632	23,787	—	—	—	—	—	—
Exercise of stock options	—	—	13,031	—	76	—	—	76
Stock-based compensation	—	—	—	—	4,223	—	—	4,223
Common stock warrants	—	—	—	—	1,396	—	—	1,396
Net loss	—	—	—	—	—	(47,035)	—	(47,035)
Other comprehensive gain	—	—	—	—	—	—	17	17
Accretion of redeemable convertible preferred stock	—	11,745	—	—	(5,695)	(6,050)	—	(11,745)
Balance as of December 31, 2017	21,109,771	$321,569	4,853,841	$5	$—	$(259,468)	$(12)	$(259,475)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $13	1,603,923	36,239	—	—	—	—	—	—
Repurchase of common stock	—	—	(798,372)	(1)	(8,711)	—	—	(8,712)
Exercise of stock options	—	—	723,887	1	3,044	—	—	3,045
Stock-based compensation	—	—	—	—	4,198	—	—	4,198
Common stock warrants	—	—	—	—	186	—	—	186
Net loss	—	—	—	—	—	(61,984)	—	(61,984)
Other comprehensive gain	—	—	—	—	—	—	11	11
Accretion of redeemable convertible preferred stock	—	52,037	—	—	1,283	$(53,320)	—	(52,037)
Balance as of December 31, 2018	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Initial public offering, net of underwriters' discounts and commissions and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Accretion of redeemable convertible preferred stock	—	180,826	—	—	(5,180)	(175,646)	—	(180,826)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Exercise of stock options	—	—	373,292	1	2,655	—	—	2,656
Stock-based compensation	—	—	—	—	17,844	—	—	17,844
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	134,766	—	2,978	—	—	2,978
Net loss	—	—	—	—	—	(60,096)	—	(60,096)
Other comprehensive gain	—	—	—	—	—	—	73	73
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
The accompanying notes are an integral part of these consolidated financial statements

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(60,096)	$(61,984)	$(47,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,212	7,412	5,892
Loss on extinguishment of debt	1,670	—	—
Amortization of debt discount and issuance costs	1,081	533	153
Investment discount and premium (accretion) amortization	(615)	(143)	72
Change in fair value of warrant liability	—	(34)	47
Gain on sale of property and equipment	(39)	(29)	(47)
Stock-based compensation expense	17,844	4,198	4,241
Deferred tax provision (benefit)	40	(163)	14
Other	(15)	—	—
Change in operating assets and liabilities:
Accounts receivable	127	(3,627)	4,442
Deferred costs	(288)	113	461
Prepaid expenses and other assets	(1,308)	(1,334)	(815)
Operating lease right-of-use assets	2,557	(3,942)	1,650
Accounts payable, accrued liabilities, and other liabilities	(86)	4,588	(6,289)
Deferred revenue	77	10,317	2,126
Operating lease liabilities	(2,345)	3,799	(1,741)
Net cash used in operating activities	(32,184)	(40,296)	(36,829)
Cash flows from investing activities
Purchases of property and equipment	(2,399)	(2,275)	(2,466)
Proceeds from the sale of property and equipment	62	29	47
Purchase of short-term investments	(256,007)	(13,993)	(46,422)
Proceeds from the sale and maturity of short-term investments	50,677	37,870	72,127
Purchase of intangible assets	(1,935)	(228)	(878)
Net cash (used in) provided by investing activities	(209,602)	21,403	22,408
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	194,649	—	—
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	12,073	33,987	23,787
Proceeds from exercise of stock options	2,656	3,045	76
Proceeds from employee stock purchase plan	2,978	—	—
Repurchase of common stock	—	(8,712)	—
Payment of SVB line of credit and mezzanine loan	(21,821)	—	—
Proceeds from credit facilities, net of debt issuance costs	47,169	9,950	9,787
Payments of acquisition-related consideration	(1,713)	(13,924)	(8,779)
Payments of deferred offering costs	(4,610)	—	—
Net cash provided by financing activities	231,381	24,346	24,871
Effect of exchange rate changes on cash and cash equivalents	6	—	—
Net (decrease) increase in cash and cash equivalents	(10,399)	5,453	10,450
Cash and cash equivalents at beginning of period	28,431	22,978	12,528
Cash and cash equivalents at end of period	$18,032	$28,431	$22,978

Supplemental disclosures of cash flow information
Cash paid for income taxes	$19	$31	$66
Cash paid for interest	5,557	3,937	1,032
Supplemental disclosures of non-cash investing and financing information
Redeemable convertible preferred stock accretion	$180,826	$52,037	$11,745
Deferred offering costs included in accounts payable and accrued liabilities	—	100	—
Series E redeemable convertible preferred stock allocated to business combination	—	2,252	—
Purchase of intangible assets included in accounts payable and accrued liabilities	1,626	—	675
Purchase of property and equipment included in accounts payable and accrued liabilities	209	84	3
Supplemental disclosures of cash flow information related to leases
Cash paid for operating lease liabilities in operating cash flows	$3,248	$3,146	$1,891
Operating lease right-of-use assets obtained in exchange for operating lease obligations	581	6,641	—
The accompanying notes are an integral part of these consolidated financial statements

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Nature of operations
Health Catalyst, Inc. (Health Catalyst) was incorporated under the laws of Delaware in September 2011. We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). We have reclassified certain prior period amounts to conform to the current period presentation.
Initial Public Offering
On July 29, 2019, we closed our initial public offering of common stock (IPO) in which we issued and sold 8,050,000 shares (inclusive of the underwriters' over-allotment option to purchase 1,050,000 shares) of common stock at $26.00 per share. We received net proceeds of $194.6 million after deducting underwriting discounts and commissions and before deducting offering costs of $4.6 million. Upon the closing of our IPO, all shares of our outstanding redeemable convertible preferred stock converted into 23,151,481 shares of common stock on a one-for-one basis.
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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for doubtful accounts, useful lives of property and equipment, capitalization and estimated useful life of internal-use software and other intangible assets, fair value of financial instruments, deferred tax assets, redeemable convertible preferred stock accretion, stock-based compensation, and tax uncertainties. Actual results could differ from those estimates.
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
The CODM, the Chief Executive Officer, uses Adjusted Gross Profit (defined as revenue less cost of revenue that excludes depreciation, amortization, stock-based compensation expense, and certain other operating expenses) as the measure of our profit.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss attributable to common stockholders is computed as net loss less accretion of redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units (RSUs), purchase rights committed under the employee stock purchase plan, and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
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
Technology revenue
Technology revenue primarily consists of subscription fees charged to customers for access to use our technology. We provide customers access to our technology through either an all-access or limited-access, modular subscription. The majority of our subscription arrangements are cloud-based and do not provide customers the right to take possession of the technology or contain a significant penalty if the customer were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the customer. Most of our subscription contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, outsourcing services, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our customers on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our customers. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of December 31, 2019, 2018, and 2017, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $2.9 million, $3.4 million and $2.8 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of December 31, 2019, 2018, and 2017, the total of current and non-current deferred revenue on our consolidated balance sheets was $32.1 million, $32.0 million, and $10.7 million, respectively.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of December 31, 2019 and 2018, we had deferred contract fulfillment costs of $0.9 million and $0.6 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Cash and cash equivalents
We consider all highly liquid investments purchased with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.
Short-term investments
Our investment policy limits investments to highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale.
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collections. When we become aware of circumstances that may decrease the likelihood of collections, we record a specific allowance against amounts due, which reduces the receivable amount to the amount reasonably believed to be collected. For all other customers, we determine and periodically adjust the allowance based on historical loss patterns and current receivables aging. As of December 31, 2019 and 2018, we had an allowance for doubtful accounts of $0.4 million and $0.5 million, respectively.
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

When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the years ended December 31, 2019, 2018, and 2017.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is assessed for impairment annually or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. There was no impairment of goodwill for the years ended December 31, 2019, 2018, and 2017.
Deferred offering costs
Deferred offering costs, which consist of legal, consulting, banking, and accounting fees directly attributable to the IPO, were capitalized and then offset against proceeds upon the consummation of the IPO. During the year ended December 31, 2019, we reclassified $4.6 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
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
At the end of each reporting period, we record the change in the estimated fair value of the warrants to purchase common stock as a change in fair value of warrant liability within interest and other expense, net in our consolidated statements of operations. We reclassify the warrants from liability-classified to equity-classified as exercise contingencies related to the warrants become resolved. In October 2018, all remaining contingencies were resolved and the remaining common stock warrant liability balance was marked to market and recorded in stockholders’ equity (deficit). During the year ended December 31, 2019, all outstanding warrants were exercised through a cashless exercise.
Business combinations
We account for an acquisition as a business combination if we obtain control of a business. Assets and liabilities acquired in a business combination generally are recorded at fair value and any associated acquisition costs are expensed as incurred in general and administrative expenses.
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2019, 2018, and 2017, we incurred $4.9 million, $5.0 million, and $5.9 million in advertising costs, respectively.
Development costs and internal-use software
Our technology products are generally developed to be sold externally. We determined that technological feasibility for our technology products to be sold externally is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are inconsequential.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Stock-based compensation
Stock-based awards, including stock options and RSUs, are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. For awards subject to performance conditions, we record expense when the performance condition becomes probable. We record forfeitures of stock-based awards as the actual forfeitures occur.
We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. We have issued two types of employee stock-based awards, standard and two-tier. Our standard stock-based awards vest solely on a service-based condition. For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period. Two-tier employee stock-based awards contain both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the company or (ii) upon the occurrence of an initial public offering by the Company. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense is recorded related to two-tier stock options until the performance condition becomes probable of occurring. Awards that contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO, we recorded cumulative share-based compensation expense of approximately $6.0 million using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.
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
Concentrations of credit risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We deposit cash with high credit quality financial institutions which at times may exceed federally insured amounts. We have not experienced any losses on our deposits.
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from customers. We review the expected collectability of accounts receivable and record an allowance for doubtful accounts for amounts that we determine are not collectible.
The following table depicts the largest customers’ outstanding net accounts receivable balance as a percentage of the total outstanding net accounts receivable balance:

	As of December 31,
	2019	2018

Customer A	less than 10%	13%
There were no other customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable balance greater than 10% as of December 31, 2019 and 2018.

We had one customer that accounted for 12% of our total revenues in 2017. There were no other customers with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2019, 2018, and 2017.
Income taxes
Deferred income tax balances are accounted for using the liability method and reflect the effects of temporary differences between the financial reporting and tax bases of our assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets and liabilities are recorded for net operating loss (NOL) and credit carryforwards.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

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
We use a two-step approach to recognize and measure uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We do not accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes because we have net operating loss carryforwards. Significant judgment is required to evaluate uncertain tax positions.
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
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at December 31, 2019 and 2018. Money market funds and short-term investments are measured at fair value on a recurring basis.
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
Leases
We account for our leases in accordance with Accounting Standards Codification Topic 842, Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheets. We have adopted the short-term lease recognition exemption policy. All of our leasing commitments are classified either as operating leases or otherwise qualify as short-term leases with lease terms of 12 months or less.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

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
Foreign Currency
The functional currency of our international subsidiaries is generally their local currency. We translate these subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. We record translation gains and losses in accumulated other comprehensive loss in stockholders’ equity (deficit). We record foreign exchange gains and losses in interest and other expense, net. Our net foreign exchange gains and losses were not material for the periods presented.
Accounting pronouncements adopted
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard became effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted ASU 2018-07 as of January 1, 2019 and applied the standard prospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recent accounting pronouncements
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for certain financial instruments, which includes our accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating new credit loss models and updating our processes and controls in connection with the adoption of ASU 2016-13. Based on the current composition of our investment portfolio, current market conditions, and historical credit loss activity, we expect that the initial adoption of this ASU will not have a material impact on our consolidated financial statements and related disclosures.
In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350), that simplifies how an entity is required to test goodwill for impairment by eliminating the second step of the impairment test. The second step measures a goodwill impairment loss by comparing the fair value of a reporting unit to the carrying amount. Under the new standard, if the carrying amount of the reporting unit exceeds its fair value, the carrying amount of goodwill is reduced by the excess reporting unit carrying amount up to the carrying amount of the goodwill. We will adopt ASU 2017-04 for annual or interim goodwill impairment tests in reporting periods beginning after December 15, 2019. This ASU will apply to our reporting requirements in performing goodwill impairment testing; however, we expect that the initial adoption of this ASU will not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We expect that the disclosure changes that result from the adoption of this ASU will not have a material impact on our consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

2. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2019	2018	2017
Recurring technology	$83,791	$55,266	$28,003
One-time technology (i.e., perpetual license)	184	1,958	3,690
Professional services	70,966	55,350	41,388
Total revenue	$154,941	$112,574	$73,081

For the years ended December 31, 2019, 2018, and 2017, 99.7%, 99.4%, and 99.5% of revenue was related to contracts with customers located in the United States.
3. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of December 31,
	2019	2018

Technology	$2,912	$2,912
Professional services	782	782
Total goodwill	$3,694	$3,694

As of December 31, 2019, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$36,129	$(16,548)	$19,581
Customer relationships and contracts	4,164	(2,773)	1,391
Computer software licenses	7,114	(2,576)	4,538
Trademarks	100	(75)	25
Total intangible assets	$47,507	$(21,972)	$25,535
As of December 31, 2018, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$36,129	$(12,720)	$23,409
Customer relationships and contracts	4,164	(2,080)	2,084
Computer software licenses	3,554	(818)	2,736
Trademarks	100	(25)	75
Total intangible assets	$43,947	$(15,643)	$28,304

Amortization expense for intangible assets for the years ended December 31, 2019, 2018, and 2017 was $6.3 million, $5.1 million, and $4.5 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

The weighted-average remaining amortization period by type of intangible assets as of December 31, 2019 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	5.4
Customer relationships and contracts	2.5
Computer software licenses	2.3
Trademarks	0.5

As of December 31, 2019, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2020	$6,627
2021	5,945
2022	4,716
2023	3,171
2024	3,041
Thereafter	2,035
Total future amortization expense	$25,535

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018

Computer equipment	$7,951	$6,769
Leasehold improvements	2,234	1,704
Furniture and fixtures	1,030	1,406
Capitalized internal-use software costs	1,866	1,482
Computer software	972	972
Capital lease equipment	37	37
Total property and equipment	14,090	12,370
Less: accumulated depreciation	(9,795)	(7,694)
Property and equipment, net	$4,295	$4,676

Our long-lived assets are located in the United States. Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $2.9 million, $2.3 million, and $1.4 million, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $0.4 million, $0.2 million, and $1.3 million of internal-use software costs for the years ended December 31, 2019, 2018, and 2017, respectively. We incurred $0.5 million, $0.4 million, and $0.1 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2019, 2018, and 2017, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

5. Short-term Investments
Our investment policy limits investments to highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2019, 2018, and 2017. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	17,175	—	—	17,175	17,175	—
U.S. treasury notes	58,130	34	—	58,164	—	58,164
Commercial paper	46,973	—	—	46,973	—	46,973
Corporate bonds	64,978	27	(5)	65,000	—	65,000
Asset-backed securities	40,090	18	—	40,108	—	40,108
Total	$227,346	$79	$(5)	$227,420	$17,175	$210,245
The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	23,085	—	—	23,085	23,085	—
U.S. treasury notes	4,175	—	(1)	4,174	1,396	2,778
Commercial paper	3,976	—	—	3,976	1,993	1,983
Corporate bonds	998	—	—	998	998	—
Total	$32,234	$—	$(1)	$32,233	$27,472	$4,761

As we do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider the investments with an unrealized loss to be other-than-temporarily impaired as of December 31, 2019.
6. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,175	$—	$—	$17,175
U.S. Treasury notes	58,164	—	—	58,164
Commercial paper	—	46,973	—	46,973
Corporate bonds	—	65,000	—	65,000
Asset-backed securities	—	40,108	—	40,108
Total assets measured at fair value on a recurring basis	$75,339	$152,081	$—	$227,420

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,085	$—	$—	$23,085
U.S. Treasury notes	4,174	—	—	4,174
Commercial paper	—	3,976	—	3,976
Corporate bonds	—	998	—	998
Total assets measured at fair value on a recurring basis	$27,259	$4,974	$—	$32,233

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2019 and 2018.
In October 2017, we issued common stock warrants which required fair value measurements. The fair value of the warrants was measured using an option pricing model. Inputs used to determine the estimated fair value of the warrants include the estimated value of the underlying common stock at the valuation measurement date, the term of the warrants, risk-free interest rates, and estimated volatility. Estimated volatility is based on the volatility of a peer group. In addition to the above, significant inputs include the likelihood of the exercise contingencies being met. In October 2018 all remaining contingencies were resolved and the remaining common stock warrant liability balance was marked to market and recorded in stockholders’ equity (deficit). See Note 12 for further information regarding the fair value of the warrants.
7. Accrued liabilities
As of December 31, 2019 and 2018, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018

Accrued compensation and benefit expenses	$4,278	$5,888
Other accrued liabilities	4,666	3,315
Total accrued liabilities	$8,944	$9,203

8. Leases
Operating leases
We lease office space and certain equipment under operating leases that expire between 2020 and 2024. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
Our operating lease expense for the years ended December 31, 2019, 2018, and 2017, was $3.2 million, $2.2 million, and $1.8 million, respectively. In addition to those amounts, lease expense attributable to short-term leases with terms of 12 months or less for the years ended December 31, 2019, 2018, and 2017, was $0.2 million, $0.5 million, and $0.6 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Maturities of lease liabilities under operating leases at December 31, 2019 are as follows (in thousands):

Year ending December 31:
2020	$3,000
2021	824
2022	399
2023	410
2024	152
Thereafter	—
Total lease payments	4,785
Less: Imputed interest	(325)
Total lease liability	$4,460

Supplemental balance sheet information related to leases as of December 31, 2019 and 2018 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2019	2018

Operating lease right-of-use assets	$3,787	$6,344
Operating lease liabilities, current	$2,806	$2,577
Operating lease liabilities, noncurrent	1,654	4,228
Total operating lease liabilities	$4,460	$6,805

Weighted-average remaining operating lease term (years)	2.2	2.6
Weighted-average operating lease discount rate	5.6%	5.5%

9. Acquisition-related consideration payable
Future minimum cash commitments as part of prior-year asset acquisitions and business combinations as of December 31, 2019 are as follows (in thousands):

Year ending December 31:
2020	2,250
2021	2,000
Total cash commitments as part of acquisitions	4,250
Less: Imputed interest	(198)
Total acquisition-related consideration payable	$4,052

The remaining obligations from the acquisition-related consideration payable, net of imputed interest, are recorded as liabilities on our consolidated balance sheets.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

10. Credit Facilities
As of December 31, 2019, our term credit facilities consisted of the following, excluding debt discount and issue costs of $1.8 million (in thousands):

	Balance	Remaining Capacity	Interest Rate	Basis Rate
OrbiMed term loan	$50,000	$30,000	10.00%	Higher of LIBOR plus 7.5% and 10.0%
SVB revolving line of credit	—	5,000	5.25%	Prime plus 0.50%
Total credit facilities	50,000	$35,000
Less: Current portion of credit facilities	—
Credit facilities, less current portion	$50,000
As of December 31, 2018, our term credit facilities consisted of the following, excluding debt discount and issue costs of $1.2 million (in thousands):

	Balance	Remaining Capacity	Interest Rate	Basis Rate
SVB term loan	$20,000	$—	11.75%	Prime plus 6.25%
SVB revolving line of credit	1,321	18,679	6.00%	Prime plus 0.50%
Total credit facilities	21,321	$18,679
Less: Current portion of credit facilities	(1,321)
Credit facilities, less current portion	$20,000

In June 2016, we signed a Loan and Security Agreement with Silicon Valley Bank (SVB) which established a revolving line of credit based on a formula amount and secured $1.3 million in advances from the revolving line of credit. In October 2017, we signed a Mezzanine Loan and Security Agreement with SVB which allows access to term loan borrowings of up to $20.0 million and drew $10.0 million at closing. As of December 31, 2018, the maturity date of any borrowings under the agreement was April 2021. We paid $0.2 million in fees related to the establishment of the term loan and were required to pay an additional commitment fee each time we draw funds based on a formula and the amount of funds borrowed. In October 2018, we drew an additional $10.0 million under the Mezzanine Loan and Security Agreement.
Amounts borrowed under the SVB Mezzanine Loan and Security Agreement were secured by a first priority security interest in substantially all of our assets other than intellectual property. In the event of default, SVB had the right to accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. The agreement also includes a financial covenant requiring the achievement of minimum annual recurring revenue amounts in order to draw upon the remaining available credit. We were in compliance with this covenant under the terms of the credit facility as of December 31, 2018.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

of the principal balance prior to the 48-month anniversary of the closing date we would be required to pay a repayment premium ranging from 1% to 12% of the principal balance prepaid depending on the period in which the prepayment is made.
Amounts borrowed under the OrbiMed term loan are secured by a first priority security interest in substantially all of our assets other than intellectual property. In the event of default, OrbiMed may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. The agreement also includes a financial covenant requiring the achievement of minimum trailing-twelve-month revenue amounts as well as certain other financial and non-financial covenants. We were in compliance with these covenants under the terms of the OrbiMed term loan as of December 31, 2019.
The use of proceeds from the senior term loan included an immediate repayment of our $20.0 million term loan from SVB that required a prepayment premium of $0.5 million and the write-off of deferred debt discount and issuance costs of $1.2 million, resulting in a $1.7 million loss on extinguishment of debt. In addition, we repaid in full the outstanding balance of $1.3 million under the SVB revolving line of credit.
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
11. Redeemable Convertible Preferred Stock
We had 45,427,441 shares of $0.001 par value redeemable convertible preferred stock authorized, of which 22,713,694 shares were issued and outstanding, as of December 31, 2018. The issued and outstanding redeemable convertible preferred shares as of December 31, 2018 consisted of 3,587,499 designated Series A redeemable convertible preferred stock, 4,986,827 designated Series B redeemable convertible preferred stock, 4,794,007 designated Series C redeemable convertible preferred stock, 3,314,612 designated Series D redeemable convertible preferred stock, and 6,030,749 designated Series E redeemable convertible preferred stock.
During the year ended December 31, 2019, we authorized 1,077,587 shares of Series F redeemable convertible preferred stock and issued 437,787 shares of Series F redeemable convertible preferred stock for total cash consideration of $12.1 million, net of offering costs of $0.1 million. Upon the closing of our IPO, the 23,151,481 shares of redeemable convertible preferred stock, then outstanding, were converted on a one-for-one basis into 23,151,481 shares of common stock.
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
Upon the closing of our IPO, the shares of redeemable convertible preferred stock were accreted to the IPO price of $26.00 per share, or $602.7 million. As the shares of redeemable convertible preferred stock were converted into shares of common stock, and are no longer redeemable at the option of the holder, we reclassified the carrying value of the shares of redeemable convertible preferred stock to stockholders’ equity (deficit) as part of the closing of our IPO.
12. Stockholders’ Equity (Deficit)
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2019 and 2018, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 and 72,565,312 shares of $0.001 par value common stock authorized, of which 36,731,632 and 4,832,134 shares were legally issued and outstanding as of December 31, 2019 and 2018, respectively. The shares legally issued and outstanding include 52,778 shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes are not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2019.
During 2018, as part of a tender offer we repurchased 798,372 shares of common stock from team members, which shares were received by the exercise of stock options or contractual arrangements, for cash consideration of $16.9 million. The estimated fair value of the repurchased common stock of $8.6 million and offering costs of $0.1 million were recorded as a reduction to common stock and additional paid-in capital. The excess of the repurchase price over the estimated fair value of the common stock redeemed from team members of $8.3 million was accounted for as compensation expense on the consolidated statement of operations.
The effects of the excess of the tender offer repurchase price over the estimated fair value of the common stock redeemed from team members on the statement of operations for the year ended December 31, 2018 are summarized in the following table (in thousands):

2018
Cost of revenue	$312
Sales and marketing	3,967
Research and development	906
General and administrative	3,133
Total compensation expense from repurchase	$8,318

Common stock warrants
In October 2017, we issued warrants in connection with the Mezzanine Loan and Security Agreement with SVB for up to 255,336 shares of common stock with a ten-year term at an exercise price of $10.66 per share. The fair value of the warrants on the date of grant was $1.6 million and recorded as deferred financing costs. The deferred financing costs were reclassified to a discount on debt in proportion to the advances made on the credit facility. The deferred financing costs and the debt discount were scheduled to be recognized as interest expense over the term of the credit facility.
In October 2018, all remaining contingencies were resolved and the remaining common stock warrant liability balance was marked to market and recorded in stockholders’ equity (deficit). In February 2019, the term loan from the Mezzanine Loan and Security Agreement with SVB was paid off in full, resulting in the $1.0 million unamortized portion of the debt discount related to the warrants being included in the current year loss on debt extinguishment. Soon after effective date of our IPO, all 255,336 outstanding warrants were exercised through a cashless exercise, resulting in the issuance of 189,959 shares of common stock.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(240,922)	$(114,021)	$(58,780)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	18,741,119	4,798,363	4,846,511
Net loss per share attributable to common stockholders, basic and diluted	$(12.86)	$(23.76)	$(12.13)

During the years ended December 31, 2019, 2018 and 2017, we incurred net losses and, therefore, the effect of our common stock options, restricted stock units, common stock warrants, and redeemable convertible preferred stock (as converted) were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of December 31,
	2019	2018	2017
Redeemable convertible preferred stock	—	22,713,694	21,109,771
Common stock options	7,847,716	7,237,417	4,705,171
Restricted stock units	503,861	—	—
Common stock warrants	—	255,336	255,336
Total potentially dilutive securities	8,351,577	30,206,447	26,070,278

14. Stock-Based Compensation
In 2011, our Board of Directors adopted the Health Catalyst, Inc. 2011 Stock Incentive Plan (2011 Plan), which provided for the direct award, sale of shares and granting of options for our common stock to our directors, team members, or consultants. In connection with our IPO, our board of directors adopted the 2019 Stock Option and Incentive Plan (2019 Plan). The 2019 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce, including the grant of incentive and nonstatutory stock options, restricted and unrestricted stock, RSUs, and stock appreciation rights to our directors, team members, or consultants.
We have initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan that were available immediately prior to the IPO registration date). The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.
As of December 31, 2019 and 2018, there were 11,272,878 and 8,772,878 shares authorized for grant, respectively, and 2,309,370 and 1,296,793 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the 'Stock Incentive Plan').
All options were granted with an exercise price determined by the board of directors that was equal to the estimated fair value of our common stock at the date of grant, based on the information known on the date of grant. Subject to certain exceptions defined in the Stock Incentive Plan related to an employee's termination, options generally expire on the tenth anniversary of the applicable grant date.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

We have issued two types of employee stock-based awards, standard and two-tier. Our standard stock-based awards vest solely on a service-based condition. For these awards, we recognize stock-based compensation based on the grant date fair value of the awards and recognize that cost using the straight-line method over the requisite service period of the award. Two-tier employee stock-based awards contained both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the company or (ii) upon the occurrence of our initial public offering. A change in control event and effective registration event was not deemed probable until consummated; accordingly, no expense was recorded related to two-tier stock-based awards until the performance condition became probable of occurring. Awards that contained both service-based and performance conditions were recognized using the accelerated attribution method once the performance condition was probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO, we recorded cumulative share-based compensation expense using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.
The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. The absence of an active market for our common stock requires us to estimate the fair value of our common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimate the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock options outstanding at December 31, 2019 and 2018 are expected to vest according to their specific schedules.
The fair value of our option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	43.8%-44.5%	43.6%-47.6%	46.5%-48.4%
Expected term (in years)	6.3	6.3	6.3
Risk-free interest rate	2.4%-2.5%	2.5%-3.0%	2.0%-2.2%
Expected dividends	—	—	—

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
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Options	$14,837	$4,037	$4,241
Restricted stock units	2,034	—	—
Employee stock purchase plan	973	—	—
Other	—	161	—
Total stock-based compensation	$17,844	$4,198	$4,241

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,168	$558	$579
Sales and marketing	3,811	1,514	1,192
Research and development	4,841	787	707
General and administrative	8,024	1,339	1,763
Total stock-based compensation	$17,844	$4,198	$4,241

The current year stock-based compensation includes a $6.0 million cumulative catch-up of compensation expense related to the two-tier employee stock-based awards that was recorded upon satisfaction of the performance condition on the closing date of our IPO. We did not capitalize any stock-based compensation expense to deferred costs for the years ended December 31, 2019, 2018, and 2017.
A summary of the share option activity under the Health Catalyst Stock Plan for the years ended December 31, 2019 and 2018, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,705,171	$7.88
Options granted	3,352,644	10.84
Options exercised	(723,902)	4.20
Options cancelled/forfeited	(96,496)	9.32
Outstanding at December 31, 2018	7,237,417	$9.60	7.9	$45,159,058
Options granted	1,198,121	16.00
Options exercised	(373,292)	7.11
Options cancelled/forfeited	(214,530)	10.53
Outstanding at December 31, 2019	7,847,716	$10.67	7.1	$188,573,947
Vested and expected to vest as of December 31, 2019	7,847,716	$10.67	7.1	$188,573,947
Vested and exercisable as of December 31, 2019	4,248,921	$9.10	5.8	$108,735,716

The weighted-average grant-date fair value for stock options granted during the years ended December 31, 2019, 2018, and 2017 was $9.31, $5.30, and $5.14, respectively. The aggregate intrinsic value of stock options exercised was $6.5 million, $10.9 million, and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2019, 2018, and 2017 was $8.1 million, $3.3 million, and $3.6 million, respectively. As of December 31, 2019, approximately $16.2 million of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted-average period of 2.3 years.
The options outstanding include 52,778 of shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes are not considered to be exercised stock options.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

Restricted Stock Units
The service-based condition for RSUs is satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2019	—	$—
RSUs granted	504,361	37.57
RSUs forfeited	(500)	44.43
Unvested and outstanding at December 31, 2019	503,861	$37.57

As of December 31, 2019, we had $16.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 3.4 years.
Employee Stock Purchase Plan
In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator.
The ESPP generally provides for six-month offering periods, the exception being the first offering period. The offering periods generally start on the first trading day after June 30 and December 31 of each year. The first offering period began on the IPO date and ended on December 31, 2019.
The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period and not to accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the option grant date(s)) for each calendar year. A participant may purchase the lowest of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 2,500 shares; or (c) such other lesser maximum number of shares as shall have been established by the Administrator in advance of the offering period.
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
The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes model with the following assumptions for the initial offering period:

Expected volatility	44.2%
Expected term (in years)	0.4
Risk-free interest rate	2.1%
Expected dividends	—

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

During the year ended December 31, 2019, we issued 134,766 shares under the ESPP, with a weighted-average purchase price per share of $22.10. Total cash proceeds from the purchase of shares under the ESPP in 2019 were $3.0 million. As of December 2019, 615,234 shares are reserved for future issuance under the ESPP.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

15. Income Taxes
For the years ended December 31, 2019, 2018, and 2017, the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current taxes:
Federal	$11	$—	$—
Foreign	10	—	—
State	81	28	12
Total current tax provision	102	28	12
Deferred taxes:
Federal	33	(135)	—
State	7	(28)	14
Total deferred provision (benefit)	40	(163)	14
Total income tax provision (benefit)	$142	$(135)	$26

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rates	21.0%	21.0%	34.0%
State income tax, net of federal tax effect	(0.1)	—	—
Federal research and development credits	17.2	0.7	1.0
Stock-based compensation	(1.5)	(0.4)	(2.0)
Change in valuation allowance	(36.6)	(20.9)	23.8
U.S. tax reform	—	—	(56.7)
Other, net	(0.2)	(0.2)	(0.2)
Effective income tax rate	(0.2)%	0.2%	(0.1)%

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$68,643	$59,645
Research and development credits	16,348	2,372
Intangible assets	5,354	5,393
Stock-based compensation	4,562	1,398
Deferred revenue	1,779	1,500
Interest limitation carryforward	1,983	554
Operating lease liabilities	1,219	1,808
Property and equipment	511	120
Accrued expenses	556	512
Allowance for bad debt	106	122
Other	52	63
Total deferred income tax assets	101,113	73,487
Valuation allowance	(98,370)	(70,258)
Net deferred income tax assets	2,743	3,229
Deferred income tax liabilities:
Prepaid expenses	(1,537)	(1,229)
Operating lease right-of-use assets	(967)	(1,618)
Deferred contract costs	(239)	(155)
Indefinite-lived intangible assets	(41)	(227)
Total deferred income tax liabilities	(2,784)	(3,229)
Net deferred income tax liabilities	$(41)	$—

We account for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, legislative developments, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.
We have provided a full valuation allowance for our net deferred tax assets at December 31, 2019 and 2018, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets. During the years ended December 31, 2019 and 2018, respectively, the valuation allowance increased by $28.1 million and $15.9 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

As of December 31, 2019, we had approximately $269.1 million of consolidated federal net operating loss carryforwards and 215.2 million of state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2024, respectively. We have federal research and development credit carryforwards of $13.5 million and state research and development credit carryforwards of $5.9 million, which if not utilized will begin to expire in 2032 and 2025, respectively. To the extent we do not utilize our carryforwards within the applicable statutory carryforward periods, either because of ownership changes and limitations under Code Sections 382 and 383 and similar state laws or the lack of sufficient taxable income, the carryforwards will expire unused.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2016.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$2,372	$1,939	$1,305
Decrease in unrecognized tax benefits taken in prior years	(957)	—	—
Increase in unrecognized tax benefits related to the current year	401	433	634
Ending balance	$1,816	$2,372	$1,939

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes.  However, as of December 31, 2019 and 2018, we have not accrued interest and penalties because we have net operating loss carryforwards.
16. Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. As of December 31, 2019, there were no significant outstanding claims against us.
17. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the year ended December 31, 2019, approximately 15% of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $54.6 million of revenue on unsatisfied performance obligations as of December 31, 2019. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

18. Related Parties
We have entered into arrangements with customers where the customer’s management is currently or was previously a member of our board of directors. An executive officer at Allina Health served on our board of directors until December 31, 2017. The board seat vacated by the Allina Health executive officer was replaced in January 2018 by an executive of a Partners Healthcare affiliate.
For the years ended December 31, 2019, 2018, and 2017, we recognized $3.0 million, $3.8 million, and $8.6 million in revenue from related parties, respectively. We also leased building space from a related party and recognized 0.6 million in rent expense related to this lease arrangement during the year ended December 31, 2017.
As of December 31, 2019 and 2018, we had receivables from related parties of $0.6 million and $0.1 million, respectively, and deferred revenue with related parties of $0.5 million and $0.4 million, respectively. As of December 31, 2019 and 2018, we also had acquisition-related consideration payable to a related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $1.2 million and $3.3 million as of December 31, 2019 and 2018, respectively.
We have also entered into revenue arrangements with customers that are also our investors. None of these customers hold a significant amount of ownership in our equity interests.
19. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $5.3 million, $4.6 million, and $3.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. We match 100% of the first 6% of an employees’ salary deferral.
20. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:

•
Technology - Our technology segment (Technology) includes our data platform, analytics applications and support services. Technology generates revenues primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and

•
Professional Services - Our professional services segment (Professional Services) is generally the combination of analytics, implementation, strategic advisory, outsource, and improvement services to deliver expertise to our customers to more fully configure and utilize the benefits of our Technology offerings.

Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external customers. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.
Segment revenue and Adjusted Gross Profit for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Technology	$83,975	$57,224	$31,693
Professional Services	70,966	55,350	41,388
Total revenue	$154,941	$112,574	$73,081

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2019	2018	2017
Adjusted Gross Profit:
Technology	$56,378	$37,901	$20,148
Professional Services	24,494	16,028	9,870
Total reportable segments Adjusted Gross Profit	80,872	53,929	30,018
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,168)	(558)	(579)
Tender offer payments deemed compensation(1)	—	(312)	—
Post-acquisition restructuring costs(2)	(108)	(337)	—
Less other reconciling items:
Sales and marketing	(47,284)	(44,123)	(25,920)
Research and development	(46,252)	(38,592)	(28,470)
General and administrative	(31,713)	(22,690)	(14,697)
Depreciation and amortization	(9,212)	(7,412)	(5,892)
Debt extinguishment costs	(1,670)	—	—
Interest and other expense, net	(3,419)	(2,024)	(1,469)
Net loss before income taxes	$(59,954)	$(62,119)	$(47,009)
____________________

(1)
Tender offer payments deemed compensation included in the Adjusted Gross Profit reconciliation above relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 12 in the consolidated financial statements.

(2)	Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity.
21. Subsequent Events

Acquisition of Able Health, Inc.

On February 21, 2020, we completed a business combination by acquiring Able Health, Inc. (“Able Health”), a leading SaaS provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, pursuant to the Agreement and Plan of Reorganization (the “Acquisition Agreement”), dated February 13, 2020. We believe this acquisition will strengthen Health Catalyst’s existing Quality and Regulatory Measures capabilities.

Pursuant to the Acquisition Agreement, we acquired all of the equity interests in Able Health for preliminary consideration of approximately $19 million, consisting of approximately $15 million in cash and 110,662 shares of our common stock issued on the closing date at $30.11 per share. The final purchase price consideration will also include an estimate for contingent consideration of up to an additional 145,036 shares of our common stock if certain incremental billing targets for Able Health are met during an earn-out period that ends on December 31, 2020. The fair value estimate of contingent consideration is in the early stages of analysis. The purchase price is also subject to certain working capital adjustments, which are expected to be finalized within 90 days of the closing date.

Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarter ending March 31, 2020.

An additional 179,392 shares of our common stock were issued pursuant to the terms of the Acquisition Agreement and are a stock-based compensation arrangement subject to a Restriction Agreement. The vesting of those shares is subject to one year of continuous service by the applicable team members and shall vest on the one-year anniversary of the acquisition closing date. We expect to recognize $5.4 million in stock-based compensation related to these restricted shares over the service period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement relating to our 2020 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all officers, directors, and employees, which is available on our website at ir.healthcatalyst.com under "Corporate Governance". The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement relating to our 2020 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our proxy statement relating to our 2020 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our proxy statement relating to our 2020 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement relating to our 2020 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
The information concerning our financial statements, including the Report of Independent Registered Public Accounting Firm required by this item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits
See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	Filed herewith

10.1	Lease for 3165 Millrock Drive #400 Salt Lake City, Utah 84121, dated September 1, 2016, by and between the Registrant and EOS at Millrock Park LLC.	S-1	10.1	June 27, 2019

10.2	First Amendment to Lease for 3165 Millrock Drive #400 Salt Lake City, Utah 84121, dated July 30, 2018, by and between the Registrant and EOS at Millrock Park LLC.	S-1	10.2	June 27, 2019

10.3	Mezzanine Loan and Security Agreement, dated October 6, 2017, by and between the Registrant and Silicon Valley Bank, as amended.	S-1	10.3	June 27, 2019

10.4	Amended and Restated Loan and Security Agreement, dated October 6, 2017, by and between the Registrant and Silicon Valley Bank, as amended.	S-1	10.4	June 27, 2019

10.5	Credit Agreement, dated February 6, 2019, by and between the Registrant and OrbiMed Royalty Opportunities II, LP.	S-1	10.5	June 27, 2019

10.6#	Non-Employee Director Compensation Policy.	10-Q	10.1	August 23, 2019

10.7#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.8#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.9#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.10#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.11#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.12#	Offer Letter, dated October 24, 2011, between the Registrant and Dale Sanders.	S-1	10.7	June 27, 2019

10.13#	Offer Letter, dated May 20, 2013, between the Registrant and J. Patrick Nelli.	S-1	10.8	June 27, 2019

10.14#	Offer Letter, dated September 26, 2011, between the Registrant and Paul Horstmeier.	S-1	10.9	June 27, 2019

10.15#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.16#	Offer Letter, dated December 3, 2015, between the Registrant and Daniel Orenstein.	S-1	10.11	June 27, 2019

10.17#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.18	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	10.18	June 27, 2019

10.19	Warrant to Purchase Common Stock issued to Silicon Valley Bank by the Registrant, dated October 6, 2017.	S-1	10.19	June 27, 2019

10.20	Warrant to Purchase Stock issued to WestRiver Mezzanine Loans - Loan Pool 5, LLC by the Registrant, dated October 6, 2017.	S-1	10.20	June 27, 2019

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
___________________

#	Indicates management contract or compensatory plan.

^
The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Health Catalyst, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH CATALYST, INC.

Date: 2/27/2020	By:	/s/ J. Patrick Nelli
J. Patrick Nelli
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Daniel Burton, J. Patrick Nelli, and Daniel Orenstein, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Burton	Chief Executive Officer and Director	2/27/2020
Daniel Burton	(Principal Executive Officer)

/s/ J. Patrick Nelli	Chief Financial Officer	2/27/2020
J. Patrick Nelli	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fraser Bullock	Director
Fraser Bullock		2/27/2020

/s/ Todd Cozzens	Director
Todd Cozzens		2/27/2020

/s/ Michael Dixon	Director
Michael Dixon		2/27/2020

/s/ Timothy G. Ferris	Director
Timothy G. Ferris		2/27/2020

/s/ Duncan Gallagher	Director
Duncan Gallagher		2/27/2020

/s/ Promod Haque	Director
Promod Haque		2/27/2020

/s/ John A. Kane	Director
John A. Kane		2/27/2020

/s/ Anita V. Pramoda	Director
Anita V. Pramoda		2/27/2020

/s/ Julie Larson-Green	Director
Julie Larson-Green		2/27/2020

/s/ S. Dawn Smith	Director
S. Dawn Smith		2/27/2020