Form 10-Q
period 2020-03-31
Health Catalyst, Inc.
filed 2020-05-13
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, the Registrant had 38,008,474 shares of common stock outstanding.

HEALTH CATALYST, INC.

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2020 and 2019	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	8
	Notes to the Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	56
Part II. Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 6.	Exhibits	94
	Signatures

Special Note Regarding Forward-looking Statements
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Health Catalyst,” “we,” “us,” “our,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries. This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our:
•ability to attract new customers and retain and expand our relationships with existing customers;
•ability to expand our service offerings and develop new platform features;
•future financial performance, including trends in revenue, costs of revenue, gross margin, and operating expenses;

•ability to compete successfully in competitive markets;
•ability to respond to rapid technological changes;
•expectations and management of future growth;
•ability to enter new markets and manage our expansion efforts, particularly internationally;
•ability to attract and retain key employees, whom we refer to as team members;
•ability to effectively and efficiently protect our brand;
•ability to timely scale and adapt our infrastructure;
•ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;
•ability to successfully identify, acquire, and integrate companies and assets; and
•expectations regarding the impact of any natural disasters or public health emergencies, such as the COVID-19 outbreak on our business and results of operations.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K.

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,965	$18,032
Short-term investments	143,595	210,245
Accounts receivable, net(1)	35,367	27,570
Deferred costs	493	937
Prepaid expenses and other assets	9,439	7,455
Total current assets	249,859	264,239
Property and equipment, net	3,943	4,295
Intangible assets, net	31,753	25,535
Operating lease right-of-use assets	3,105	3,787
Goodwill	18,419	3,694
Other assets	1,678	810
Total assets	$308,757	$302,360
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,736	$3,622
Accrued liabilities	6,830	8,944
Acquisition-related consideration payable(1)	3,107	2,192
Deferred revenue(1)	35,454	30,653
Operating lease liabilities	2,301	2,806
Total current liabilities	50,428	48,217
Long-term debt	48,485	48,200
Acquisition-related consideration payable, net of current portion(1)	—	1,860
Deferred revenue, net of current portion	1,356	1,459
Operating lease liabilities, net of current portion	1,375	1,654
Contingent consideration liability	2,666	—
Other liabilities	326	326
Total liabilities	104,636	101,716

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 37,838,276 and 36,678,854 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	38	37
Additional paid-in capital	832,167	811,049
Accumulated deficit	(628,123)	(610,514)
Accumulated other comprehensive income	39	72
Total stockholders’ equity	204,121	200,644
Total liabilities and stockholders’ equity	$308,757	$302,360
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue(1):
Technology	$24,699	$20,148
Professional services	20,417	15,065
Total revenue	45,116	35,213
Cost of revenue, excluding depreciation and amortization:
Technology	7,906	6,752
Professional services	16,162	10,574
Total cost of revenue, excluding depreciation and amortization	24,068	17,326
Operating expenses:
Sales and marketing	13,487	10,473
Research and development	13,088	10,022
General and administrative	9,701	6,174
Depreciation and amortization	2,877	2,312
Total operating expenses	39,153	28,981
Loss from operations	(18,105)	(11,094)
Loss on extinguishment of debt	—	(1,670)
Interest and other expense, net	(621)	(945)
Loss before income taxes	(18,726)	(13,709)
Income tax (benefit) provision	(1,236)	11
Net loss	$(17,490)	$(13,720)
Less: accretion of redeemable convertible preferred stock	—	64,015
Net loss attributable to common stockholders	$(17,490)	$(77,735)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(16.21)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	37,109	4,795
__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net Loss	$(17,490)	$(13,720)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(3)	3
Change in foreign currency translation adjustment	(30)	—
Comprehensive loss	$(17,523)	$(13,717)
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Impact of adopting the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Exercise of stock options	—	—	1,048,760	1	9,045	—	—	9,046
Stock-based compensation	—	—	—	—	8,741	—	—	8,741
Issuance of common stock for acquisition consideration	—	—	110,662	—	3,332	—	—	3,332
Net loss	—	—	—	—	—	(17,490)	—	(17,490)
Other comprehensive loss	—	—	—	—	—	—	(33)	(33)
Balance as of March 31, 2020	—	$—	37,838,276	$38	$832,167	$(628,123)	$39	$204,121

	Three Months Ended March 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Exercise of stock options	—	—	94,558	—	808	—	—	808
Stock-based compensation	—	—	—	—	1,656	—	—	1,656
Accretion of redeemable convertible preferred stock	—	64,015	—	—	(2,464)	(61,551)	—	(64,015)
Net loss	—	—	—	—	—	(13,720)	—	(13,720)
Other comprehensive income	—	—	—	—	—	—	3	3
Balance as of March 31, 2019	23,151,481	$485,933	4,873,914	$5	$—	$(450,043)	$2	$(450,036)

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(17,490)	$(13,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,877	2,312
Loss on extinguishment of debt	—	1,670
Amortization of debt discount and issuance costs	285	144
Investment discount and premium amortization	(6)	(83)
Gain on sale of property and equipment	(2)	(11)
Stock-based compensation expense	8,741	1,656
Deferred tax benefit	(1,280)	—
Change in fair value of contingent consideration liability	(359)	—
Other	(2)	—
Change in operating assets and liabilities:
Accounts receivable, net	(7,284)	(557)
Deferred costs	444	(109)
Prepaid expenses and other assets	(2,244)	(185)
Operating lease right-of-use assets	682	130
Accounts payable, accrued liabilities, and other liabilities	(4,283)	(382)
Deferred revenue	3,936	4,012
Operating lease liabilities	(784)	(101)
Net cash used in operating activities	(16,769)	(5,224)

Cash flows from investing activities
Purchases of property and equipment	(506)	(689)
Proceeds from the sale of property and equipment	6	14
Purchase of short-term investments	—	(30,726)
Proceeds from the sale and maturity of short-term investments	66,653	3,147
Purchase of intangible assets	(758)	(402)
Acquisition of business, net of cash acquired	(15,249)	—
Net cash provided by (used in) investing activities	50,146	(28,656)

Cash flows from financing activities
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	12,073
Proceeds from exercise of stock options	9,046	808
Proceeds from employee stock purchase plan	1,289	—
Payment of SVB line of credit and mezzanine loan	—	(21,821)

Proceeds from credit facilities, net of debt issuance costs	—	47,169
Payments of acquisition-related consideration	(748)	(390)
Payments of deferred offering costs	—	(182)
Net cash provided by financing activities	9,587	37,657
Effect of exchange rate changes	(31)	—
Net increase in cash and cash equivalents	42,933	3,777

Cash and cash equivalents at beginning of period	18,032	28,431
Cash and cash equivalents at end of period	$60,965	$32,208

Supplemental disclosures of non-cash investing and financing information
Redeemable convertible preferred stock accretion	$—	$64,015
Deferred offering costs included in accounts payable and accrued liabilities	427	1,066
Purchase of intangible assets included in accounts payable and accrued liabilities	132	1,114
Purchase of property and equipment included in accounts payable and accrued liabilities	77	20
Supplemental disclosures of cash flow information related to leases
Cash paid for operating lease liabilities in operating cash flows	$843	$778
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	581
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
Basis of presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of March 31, 2020, the interim condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, our interim condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three months ended March 31, 2020 and 2019, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. Our condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Principles of consolidation
Our condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software and other intangible assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, and tax uncertainties. Actual results could differ from those estimates.
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
Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss attributable to common stockholders is computed as net loss less accretion of redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units (RSUs), and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
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
Revenue recognition
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606). We derive our revenues primarily from technology subscriptions and professional services. We determine revenue recognition by applying the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy the performance obligation.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of March 31, 2020 and December 31, 2019, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $2.3 million and $2.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of March 31, 2020 and December 31, 2019, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $36.8 million and $32.1 million, respectively.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of March 31, 2020 and December 31, 2019, we had deferred contract fulfillment costs of $0.5 million and $0.9 million, respectively.
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
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collections. We adopted ASU 2016-13 effective January 1, 2020. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates, which results in earlier recognition of credit losses. The allowance for doubtful accounts is based on our estimate of expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the current COVID-19 pandemic, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. As of March 31, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $0.6 million and $0.4 million, respectively.
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining life of the primary long-lived asset in that group plus any residual value. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. We did not incur any long-lived impairment charges for the three months ended March 31, 2020 and 2019.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is assessed for impairment annually or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. As of January 1, 2020, we adopted ASU 2017-04, which simplifies the goodwill impairment test by eliminating the second step from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three months ended March 31, 2020 and 2019.
Business combinations
We account for an acquisition as a business combination if we obtain control of a business. Assets and liabilities acquired in a business combination generally are recorded at fair value and any associated acquisition costs are expensed as incurred in general and administrative expenses.
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $0.6 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation
Stock-based awards, including stock options and RSUs, are measured and recognized in our condensed consolidated financial statements based on the fair value of the award on the grant date. For awards subject to performance conditions, we record expense when the performance condition becomes probable. We record forfeitures of stock-based awards as the actual forfeitures occur.
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
Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We evaluate our uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, such as the Tax Cuts and Jobs Act of 2017, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at March 31, 2020 and December 31, 2019. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liability is measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1- Quoted prices in active markets for identical assets or liabilities.
•Level 2- Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3- Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
All of our financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, we use a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, and corroborative information. Our contingent consideration liability is categorized as a Level 3 fair value measurement because we estimate projections during the earn out period utilizing various potential pay-out scenarios.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accounting pronouncements adopted
Goodwill impairment
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350), that simplifies how an entity is required to test goodwill for impairment by eliminating the second step of the impairment test. The first step measures a goodwill impairment loss by comparing the fair value of a reporting unit to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the carrying amount of goodwill is reduced by the excess reporting unit carrying amount up to the carrying amount of the goodwill. We adopted ASU 2017-04 as of January 1, 2020. The guidance applies to our reporting requirements in performing goodwill impairment testing; however, the adoption of this guidance did not have an impact on our condensed consolidated financial statements and related disclosures.
Fair value measurements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information prospectively, including the ranges used to develop significant unobservable inputs for Level 3 fair value measurements, and modifies some disclosure requirements. We adopted ASU 2018-13 as of January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Credit losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which required the measurement and recognition of expected credit losses for certain financial instruments, which includes our accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates, which results in earlier recognition of credit losses. We adopted ASU 2016-13 effective January 1, 2020. The adoption of the standard did not have a material impact on our condensed consolidated financial statements. The adoption adjustment was recorded to accumulated deficit, as seen in our condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity.
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. We prospectively adopted ASU 2018-15 effective January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Recent accounting pronouncements not yet adopted
Accounting for income taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of this standard on our condensed consolidated financial statements and related disclosures.
Reference rate reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our condensed consolidated financial statements and related disclosures.

2. Business Combinations
On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading software-as-a-service provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental customer billings for the year ending December 31, 2020, with an initial fair value of $3.0 million. The acquisition consideration is subject to certain working capital escrow adjustments. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health. We believe this acquisition will strengthen Health Catalyst’s Quality and Regulatory Measures capabilities.
An additional 179,392 shares of our common stock subject to restriction agreements, or restricted shares, were issued pursuant to the terms of the acquisition agreement and 60,000 restricted stock units were issued in connection with the acquisition agreement. The value of these restricted shares and restricted stock units will be recognized as post-combination stock-based compensation expense over their respective vesting terms. The vesting of the restricted shares is subject to one year of continuous service by the applicable team members and shall vest on the one-year anniversary of the acquisition closing date and the service-based condition for the restricted stock units issued pursuant to the terms of the acquisition agreement is satisfied over two years with a 50% cliff vesting period of one year and ratable quarterly vesting thereafter. Refer to Note 12 for additional details related to our stock-based compensation.
The fair value measurement of contingent consideration that may be payable to Able Health’s former stockholders and the measurement of the acquired Able Health assets and assumed liabilities are determined based on estimates and assumptions that are judgmental in nature, including the timing and amount of projected future cash flows and market-participant discount rates reflecting risks inherent in the future cash flows. Given the recent nature of the Able Health acquisition closing date and the March 31, 2020 reporting date, such measurements are preliminary and subject to measurement period adjustments under GAAP, as we complete our analysis of information that is available or obtainable as of the acquisition date that impacts the fair value and other acquisition date recognition and measurement purchase price allocation amounts.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Able Health (in thousands):

Assets acquired:
Accounts receivable	$633
Prepaid expenses and other assets	57
Developed technologies	7,500
Customer relationships	600
Trademarks	100
Total assets acquired	8,890
Less liabilities assumed:
Accounts payable and other current liabilities	91
Deferred revenue	762
Net deferred tax liabilities	1,280
Total liabilities assumed	2,133
Total assets acquired, net	6,757
Goodwill	14,725
Total consideration transferred, net of cash acquired	$21,482
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include customer relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of six years, three years, and two years, respectively. The resulting goodwill from the Able Health acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes. We expensed $0.9 million of acquisition transaction costs as incurred that are included in general and administrative expense in our condensed consolidated statements of operations.
Pro forma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material.
The amount of revenue attributable to the acquired business of Able Health that has been included in our condensed consolidated statement of operations subsequent to the February 21, 2020 acquisition date through March 31, 2020 is $0.4 million. Income (loss) information for Able Health after the acquisition date through March 31, 2020 is not presented as the Able Health business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2020	2019
Recurring technology	$24,699	$20,148
Professional services	20,417	15,065
Total revenue	$45,116	$35,213

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the three months ended March 31, 2020 and 2019, 99.9% and 100%, respectively, of revenue was related to contracts with customers located in the United States.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Technology	$17,637	$2,912
Professional services	782	782
Total goodwill	$18,419	$3,694

As of March 31, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$43,629	$(17,922)	$25,707
Customer relationships and contracts	4,764	(2,964)	1,800
Computer software licenses	7,283	(3,141)	4,142
Trademarks	200	(96)	104
Total intangible assets	$55,876	$(24,123)	$31,753

As of December 31, 2019, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$36,129	$(16,548)	$19,581
Customer relationships and contracts	4,164	(2,773)	1,391
Computer software licenses	7,114	(2,576)	4,538
Trademarks	100	(75)	25
Total intangible assets	$47,507	$(21,972)	$25,535

The increase in goodwill and intangible assets is primarily due to our acquisition of Able Health. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $2.2 million and $1.5 million for the three months ended March 31, 2020, and 2019, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Computer equipment	$8,108	$7,951
Leasehold improvements	2,309	2,234
Furniture and fixtures	1,031	1,030
Capitalized internal-use software costs	1,944	1,866
Computer software	972	972
Capital lease equipment	37	37
Total property and equipment	14,401	14,090
Less: accumulated depreciation	(10,458)	(9,795)
Property and equipment, net	$3,943	$4,295
Our long-lived assets are located in the United States. Depreciation expense totaled $0.7 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.

6. Short-term Investments
Our investment policy limits investments to highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have realized gains or losses on investments during the three months ended March 31, 2020 and 2019. We measure the fair value of investments on a recurring basis.
Accrued interest receivables related to our available-for-sale securities of $0.6 million and $0.9 million as of March 31, 2020 and December 31, 2019 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of March 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$58,487	$—	$—	$58,487	$58,487	$—
U.S. Treasury notes	34,098	232	—	34,330	—	34,330
Commercial paper	11,727	—	—	11,727	—	11,727
Corporate bonds	57,605	—	(140)	57,465	—	57,465
Asset-backed securities	40,094	—	(21)	40,073	—	40,073
Total	$202,011	$232	$(161)	$202,082	$58,487	$143,595

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$17,175	$—	$—	$17,175	$17,175	$—
US treasury notes	58,130	34	—	58,164	—	58,164
Commercial paper	46,973	—	—	46,973	—	46,973
Corporate bonds	64,978	27	(5)	65,000	—	65,000
Asset-backed securities	40,090	18	—	40,108	—	40,108
Total	$227,346	$79	$(5)	$227,420	$17,175	$210,245
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2020 and December 31, 2019, there were no material unrealized losses due to credit-related factors.

7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 were as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$58,487	$—	$—	$58,487
U.S. Treasury notes	34,330	—	—	34,330
Commercial paper	—	11,727	—	11,727
Corporate bonds	—	57,465	—	57,465
Asset-backed securities	—	40,073	—	40,073
Contingent consideration	—	—	(2,666)	(2,666)
Total	$92,817	$109,265	$(2,666)	$199,416
Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$17,175	$—	$—	$17,175
U.S. Treasury notes	58,164	—	—	58,164
Commercial paper	—	46,973	—	46,973
Corporate bonds	—	65,000	—	65,000
Asset-backed securities	$—	$40,108	$—	$40,108
Total	$75,339	$152,081	$—	$227,420
As of December 31, 2019, there were no liabilities measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Able Health acquisition consideration includes an estimate for contingent consideration of up to 145,036 shares of our common stock that will be issued if certain incremental billing targets for Able Health are met during an earn-out period that ends on December 31, 2020. The resulting contingent consideration liability is categorized as a Level 3 fair value measurement because we estimate projections during the earn-out period utilizing various potential pay-out scenarios. For the contingent consideration liability, we value the expected contingent consideration and the corresponding liability using the Monte Carlo method based on estimates of potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and volatility in the fair value of our common stock. The contingent consideration liability is classified as a component of non-current liabilities in our consolidated balance sheets as the contingent consideration will be settled in shares of our common stock. Changes to the contingent consideration liability are reflected as part of general and administrative expense in our consolidated statements of operations. Changes to the unobservable inputs could have a material impact on our condensed consolidated financial statements.
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$—
Contingent consideration liability from Able Health acquisition (see note 2)	3,025
Change in fair value of contingent consideration liability	(359)
Balance at March 31, 2020	$2,666

8. Accrued liabilities
As of March 31, 2020 and December 31, 2019, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Accrued compensation and benefit expenses	$3,806	$4,278
Other accrued expenses	3,024	4,666
Total accrued liabilities	$6,830	$8,944

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
9. Credit Facilities
As of March 31, 2020, our term credit facilities consisted of the following, excluding unamortized debt discount and issue costs of $1.5 million (in thousands):

	Balance	Remaining Capacity	Interest Rate	Basis Rate
OrbiMed term loan	$50,000	$30,000	10.00%	Higher of LIBOR plus 7.5% and 10.0%
SVB revolving line of credit	—	5,000	3.75%	Prime plus 0.50%
Total credit facilities	50,000	$35,000
Less: Current portion of credit facilities	—
Credit facilities, less current portion	$50,000

As of December 31, 2019, our term credit facilities consisted of the following, excluding unamortized debt discount and issue costs of $1.8 million (in thousands):

	Balance	Remaining Capacity	Interest Rate	Basis Rate
OrbiMed term loan	$50,000	$30,000	10.00%	Higher of LIBOR plus 7.5% and 10.0%
SVB revolving line of credit	—	5,000	5.25%	Prime plus 0.50%
Total credit facilities	50,000	$35,000
Less: Current portion of credit facilities	—
Credit facilities, less current portion	$50,000
OrbiMed term loan
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Amounts borrowed under the OrbiMed term loan are secured by a first priority security interest in substantially all of our assets other than intellectual property. In the event of default, OrbiMed may accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. The agreement also includes a financial covenant requiring the achievement of minimum trailing twelve-month revenue amounts as well as certain other financial and non-financial covenants. We were in compliance with these covenants under the terms of the OrbiMed term loan as of March 31, 2020.
SVB revolving line of credit
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
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2020 and December 31, 2019, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 37,838,276 and 36,731,632 shares were legally issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. The shares legally issued and outstanding as of December 31, 2019 included 52,778 shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes were not considered to be outstanding shares of common stock. These notes were repaid in full by the former employees during the three months ended March 31, 2020, and the shares issued are included in the outstanding shares of common stock for accounting purposes as of March 31, 2020. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2020.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(17,490)	$(77,735)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	37,108,998	4,795,195
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(16.21)
During the three months ended March 31, 2020 and 2019, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, purchase rights committed or shares issued under our employee stock purchase plan, restricted shares, common stock warrants, and redeemable convertible preferred stock (as converted) were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of March 31,
	2020	2019
Redeemable convertible preferred stock	—	23,151,481
Common stock options	6,640,662	8,185,942
Restricted stock units	2,145,968	—
Employee stock purchase plan	87,107	—
Restricted shares	179,392	—
Common stock warrants	—	255,336
Total potentially dilutive securities	9,053,129	31,592,759

12. Stock-Based Compensation
In 2011, our board of directors adopted the Health Catalyst, Inc. 2011 Stock Incentive Plan (2011 Plan), which provided for the direct award, sale of shares, and granting of RSUs and options for our common stock to our directors, team members, or consultants. In connection with our IPO, our board of directors adopted the 2019 Stock Option and Incentive Plan (2019 Plan). The 2019 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce, including the grant of incentive and nonstatutory stock options, restricted and unrestricted stock, RSUs, and stock appreciation rights to our directors, team members, or consultants.
We have initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan that were available immediately prior to the IPO registration date). The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2020, there were an additional 1,836,581 shares reserved for issuance under the 2019 Plan.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2020 and December 31, 2019, there were 13,109,459 and 11,272,878 shares authorized for grant, respectively, and 2,662,138 and 2,309,370 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the ‘Stock Incentive Plan’).
All options were granted with an exercise price determined by the board of directors that was equal to the estimated fair value of our common stock at the date of grant, based on the information known on the date of grant. Subject to certain exceptions defined in the Stock Incentive Plan related to an employee’s termination, options generally expire on the tenth anniversary of the applicable grant date.
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
The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to our IPO, the absence of an active market for our common stock required us to estimate the fair value of our common stock for purposes of granting stock-based awards, including stock options and RSUs, and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies when our own historical volatility is not available for a sufficient time period. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimate the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock-based awards outstanding at March 31, 2020 and December 31, 2019 are expected to vest according to their specific schedules.
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
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Options	$2,542	$1,656
Restricted stock units	5,117	—
Employee stock purchase plan	492	—
Restricted shares	590	—
Total stock-based compensation	$8,741	$1,656

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$992	$181
Sales and marketing	3,182	783
Research and development	1,882	222
General and administrative	2,685	470
Total stock-based compensation	$8,741	$1,656
Stock Options
There were no stock options granted during the three months ended March 31, 2020. The fair value of our prior year option grants was estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three Months Ended March 31,
2019
Expected volatility	44.5%
Expected term (in years)	6.3
Risk-free interest rate	2.5%
Expected dividends	—
A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2020, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	7,847,716	$10.67
Options exercised	(1,048,760)	8.63
Options cancelled/forfeited	(158,294)	11.40
Outstanding at March 31, 2020	6,640,662	$10.98	7.3	$107,935,288
Vested and expected to vest as of March 31, 2020	6,640,662	$10.98	7.3	$107,935,288
Vested and exercisable as of March 31, 2020	3,762,413	$9.91	6.4	$65,160,129
The aggregate intrinsic value of stock options exercised was $35.2 million for the three months ended March 31, 2020. The total grant-date fair value of stock options vested during the three months ended March 31, 2020 was $4.2 million. As of March 31, 2020, approximately $13.3 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 2.2 years.
The options exercised for accounting purposes during the three months ended March 31, 2020 include 52,778 of shares issued to former employees with notes determined to be substantively nonrecourse, which were repaid in full during the period.
Restricted Stock Units
The service-based condition for RSUs is generally satisfied over four years with a 25% cliff vesting period of one year and ratable quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2020:

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2020	503,861	$37.57
RSUs granted	1,655,232	33.61
RSUs forfeited	(13,125)	36.12
Unvested and outstanding at March 31, 2020	2,145,968	$34.52
As of March 31, 2020, we had $66.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a remaining weighted-average period of 3.5 years.
Employee Stock Purchase Plan
In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2020, there were an additional 367,316 shares reserved for issuance under the ESPP.
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
The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes model with the following assumptions for the current offering period:

Three Months Ended March 31,
2020
Expected volatility	54.9%
Expected term (in months)	6
Risk-free interest rate	1.6%
Expected dividends	—

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2020, a total of 87,107 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2020. As of March 31, 2020, 982,550 shares are available for future issuance under the ESPP.
Restricted Shares
As part of the Able Health acquisition that closed on February 21, 2020, 179,392 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares is subject to one year of continuous service by the applicable team members and shall vest on the one-year anniversary of the acquisition closing date.
As of March 31, 2020, we had $4.8 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted average period of 0.8 years.

13. Income Taxes
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
For the three months ended March 31, 2020 and 2019, our estimated effective tax rate was 6.6% and (0.1)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2020 and December 31, 2019, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
The income tax benefit of $1.2 million recorded for the three months ended March 31, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $1.3 million that had previously been offset by a valuation allowance.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. We are continuing to analyze these legislative developments and believe that the income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14. Commitments and Contingencies
Lease commitments
We lease office space and certain equipment under operating leases that expire between 2020 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
During the three months ended March 31, 2020, we entered into a lease for office space in South Jordan, Utah, that will become our new company headquarters. This new lease for office space is intended to replace our current headquarters in Salt Lake City, Utah, the lease for which expires December 31, 2020. This new lease has not yet commenced, but will require future lease payments of approximately $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options, that are not yet recorded on our condensed consolidated balance sheets. Lease payments will be required beginning January 1, 2021, however, we expect the accounting lease commencement date for this initial portion of the lease financial reporting purposes to begin in the second or third quarter of 2020. According to the terms of this new lease agreement, our leased square footage will expand between 2022 and 2023 resulting in approximately $2.8 million of additional required future lease payments. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. As of March 31, 2020 and December 31, 2019, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended March 31, 2020 and 2019, 33% and 36%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $49.9 million of revenue on unsatisfied performance obligations as of March 31, 2020. We expect to recognize approximately 85% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
We have entered into arrangements with a customer where a member of the customer’s management is currently a member of our board of directors. An executive of a Partners HealthCare affiliate has served on our board of directors since January 2018.
We recognized revenue from this related party of $0.7 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2020 and December 31, 2019, we had receivables from this related party of $0.4 million and $0.6 million, respectively, and deferred revenue with this related party of $0.3 million and $0.5 million, respectively. As of March 31, 2020 and December 31, 2019, we also had acquisition-related consideration payable to this related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $1.2 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively.
We have also entered into revenue arrangements with customers that are also our investors. None of these customers hold a significant amount of ownership in our equity interests.

17. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:
•Technology - Our technology segment (Technology) includes our data platform, analytics applications and support services. Technology generates revenues primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and
•Professional Services - Our professional services segment (Professional Services) is generally the combination of data and analytics, domain expertise, outsourcing, and implementation services to deliver expertise to our customers to more fully configure and utilize the benefits of our Technology offerings.
Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external customers. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.
Segment revenue and Adjusted Gross Profit for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Technology	$24,699	$20,148
Professional Services	20,417	15,065
Total	$45,116	$35,213

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2020	2019
Adjusted Gross Profit
Technology	$16,969	$13,429
Professional Services	5,071	4,747
Total reportable segments Adjusted Gross Profit	22,040	18,176
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(992)	(181)
Post-acquisition restructuring costs(1)	—	(108)
Less other reconciling items:
Sales and marketing	(13,487)	(10,473)
Research and development	(13,088)	(10,022)
General and administrative	(9,701)	(6,174)
Depreciation and amortization	(2,877)	(2,312)
Debt extinguishment costs	—	(1,670)
Interest and other expense, net	(621)	(945)
Net loss before income taxes	$(18,726)	$(13,709)
____________________
(1)Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity.

18. Subsequent Events
Convertible Senior Notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (the Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (the Note Offering). The net proceeds from the issuance of the Notes were approximately $222.5 million, after deducting the initial purchasers’ discounts and estimated issuance costs.
The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.
We may not redeem the notes prior to April 20, 2023. On or after April 20, 2023, we may redeem, for cash, all or portion of the notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
A holder may convert all or any portion of its Notes at its option, subject to certain conditions and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, with the form of consideration determined at our election. Note holders will have the right to require us to repurchase all or a portion of their notes at 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, upon the occurrence of certain events. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock).
Given the recent timing of the closing of the Notes, we have not yet finalized the accounting, including the estimated fair value of the separate liability and equity components.
Capped Calls
On April 8, 2020, concurrently with the pricing of the Notes, we entered into privately negotiated capped call transactions (Base Capped Calls) with certain option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (the Additional Capped Calls, and, together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they will be recorded in stockholders’ equity and will not be accounted for as derivatives. The cost incurred in connection with the Capped Calls will be recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets.
Extinguishment of OrbiMed term loan
In addition, on April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under our Credit Agreement (the Credit Agreement) with OrbiMed, dated February 6, 2019, as amended, and terminate the Credit Agreement, which had provided us with a term loan of up to $80.0 million due on February 6, 2024, at an interest rate of the higher of LIBOR plus 7.5% and 10.0%. We currently estimate that there will be a loss on debt extinguishment of approximately $8.5 million recorded during the three months ended June 30, 2020, including approximately $1.5 unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.
Extinguishment of SVB revolving line of credit
On April 8, 2020, we entered into a Pay-Off Letter Agreement with SVB, pursuant to which we paid to SVB immaterial termination costs, representing all amounts due and owing under the Amended and Restated Loan and Security Agreement (the Loan Agreement), dated as of October 6, 2017, with SVB, in exchange for, among other things, (i) full discharge of all of our obligations under the Loan Agreement; and (ii) release of security interests and other liens granted to or held by SVB as a security for our obligations.

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

Overview
We are a leading provider of data and analytics technology and services to healthcare organizations and we currently employ more than 900 team members. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data informed.
Highlights from the three months ended March 31, 2020:
•We recognized total revenue of $45.1 million and $35.2 million for the three months ended March 31, 2020 and 2019, respectively. The growth in revenue was primarily due to revenue from new customers and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(17.5) million and $(13.7) million for the three months ended March 31, 2020 and 2019, respectively.
•Our Adjusted EBITDA was $(6.0) million and $(6.7) million for the three months ended March 31, 2020 and 2019, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers.
Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, we are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. While greater than 90% of our revenue is recurring in nature, we anticipate COVID-19 will likely negatively affect our new DOS Subscription Customer additions and Dollar-based Retention Rate over the coming months.

We have observed that the COVID-19 crisis has led the majority of U.S. healthcare providers to prioritize their response to this healthcare pandemic as their number one priority. In many instances, we anticipate this will lead to these organizations realizing a high level of distraction from beginning new vendor relationships. We also anticipate that many healthcare providers may be challenged financially as a result of the COVID-19 pandemic, as their higher margin elective procedures are delayed. We believe these factors may impact the rate at which we add new customers. On the other hand, we have rapidly developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. We believe this may enable us to acquire some level of new customers during the COVID-19 pandemic.
We benefit from a high level of technology revenue predictability, especially our all-access DOS subscription customers that have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. We believe these solutions, coupled with our open data platform, should help us continue to drive high levels of customer retention. We do, however, anticipate that many of our healthcare provider customers will likely be challenged financially as a result of the COVID-19 pandemic, as their higher margin elective procedures are delayed. In light of this, we anticipate we could see lower levels of Professional Services net retention relative to historical performance. Importantly, we intend to support our customers through the near-term financial strain they may experience. As such, there may be situations where we provide our Professional Services at a discounted rate, potentially resulting in lower Professional Services revenue and Adjusted Gross Margin.
Any negative impact to 2020 total revenue caused by the COVID-19 pandemic will result in a negative impact to our 2020 Adjusted EBITDA. We plan to partially offset any negative total revenue impact through cost containment efforts, resulting in less of a negative Adjusted EBITDA impact compared to the negative total revenue impact. Importantly, in our response to the COVID-19 pandemic, we remain centrally committed to our team members, ensuring they stay at the center of the Health Catalyst Flywheel. As such, any cost containment efforts implemented will have a bias towards non-headcount related items.
Over the long run, we believe that this global pandemic highlights the need for data and analytics, both at the healthcare provider level and the state and national healthcare infrastructure level.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except percentages)
Total revenue	$45,116	$35,213
Adjusted Technology Gross Profit	$16,969	$13,429
Adjusted Technology Gross Margin	69%	67%
Adjusted Professional Services Gross Profit	$5,071	$4,747
Adjusted Professional Services Gross Margin	25%	32%
Total Adjusted Gross Profit	$22,040	$18,176
Total Adjusted Gross Margin	49%	52%
Adjusted EBITDA	$(5,971)	$(6,680)

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
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization and excluding stock-based compensation, and post-acquisition restructuring costs, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$24,699	$20,417	$45,116
Cost of revenue, excluding depreciation and amortization	(7,906)	(16,162)	(24,068)
Gross profit, excluding depreciation and amortization	16,793	4,255	21,048
Add:
Stock-based compensation	176	816	992
Adjusted Gross Profit	$16,969	$5,071	$22,040
Gross margin, excluding depreciation and amortization	68%	21%	47%
Adjusted Gross Margin	69%	25%	49%

	Three Months Ended March 31, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$20,148	$15,065	$35,213
Cost of revenue, excluding depreciation and amortization	(6,752)	(10,574)	(17,326)
Gross profit, excluding depreciation and amortization	13,396	4,491	17,887
Add:
Stock-based compensation	33	148	181
Post-acquisition restructuring costs(1)	—	108	108
Adjusted Gross Profit	$13,429	$4,747	$18,176
Gross margin, excluding depreciation and amortization	66%	30%	51%
Adjusted Gross Margin	67%	32%	52%
__________________
(1)Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the 2018 acquisition of Medicity.
Adjusted Technology Gross Margin increased from 67% for the three months ended March 31, 2019 to 69% for the three months ended March 31, 2020. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin decreased from 32% for the three months ended March 31, 2019 to 25% for the three months ended March 31, 2020, due primarily to a change in the mix of professional services we provided. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. While the majority of our professional services revenue is generated from data and analytic services and domain expertise services, the delivery mix between these services in a given quarter can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate and potentially decline in the near term due to changes in the mix of services we provide and additional compensation costs related to an increase in headcount. Furthermore, Adjusted Professional Services Gross Margin may decline in the near term as we support our customers through the near-term financial strain caused by COVID-19 through discounted services in certain situations.
We anticipate Adjusted Gross Margin will generally increase over the long term though it may fluctuate period to period.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition transaction costs, change in fair value of contingent consideration liability, and post-acquisition restructuring costs, as applicable. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(17,490)	$(13,720)
Add:
Interest and other expense, net	621	945
Loss on extinguishment of debt	—	1,670
Income tax provision (benefit)	(1,236)	11
Depreciation and amortization	2,877	2,312
Stock-based compensation	8,741	1,656
Acquisition transaction costs(1)	875	—
Change in fair value of contingent consideration liability(2)	(359)	—
Post-acquisition restructuring costs(3)	—	446
Adjusted EBITDA	$(5,971)	$(6,680)
__________________
(1)Acquisition transaction costs relate to legal, diligence, valuation, and other third-party fees incurred as part of the acquisition of Able Health. For additional details refer to Note 2 in our condensed consolidated financial statements.
(2)The change in fair value of contingent consideration liability relates to changes in the estimated fair value of shares of our common stock that will be issued if certain incremental billing targets for Able Health are met during an earn-out period that ends on December 31, 2020. For additional details refer to Note 7 in our condensed consolidated financial statements.
(3)Post-acquisition restructuring costs relate to severance charges following the 2018 acquisition of Medicity.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of COVID-19 pandemic. The COVID-19 pandemic has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
•Add new customers. While we anticipate that the COVID-19 pandemic may impact the rate at which we add new customers for the rest of the fiscal year, we have rapidly developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic, and we believe this may enable us to acquire some level of new customers during the COVID-19 pandemic. Our potential customer base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential customers invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our customers are large, complex organizations who typically have long procurement cycles which may lead to declines in the pace of our new customer additions.

•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our customer base will enable us to drive growth. Over the last three years, we have developed and deployed several new analytics applications including CORUS, Touchstone, Patient Safety Monitor, Population Builder, and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new customers.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the three months ended March 31, 2020, our technology revenue and professional services revenue represented 55% and 45% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information.
•Transitions to Microsoft Azure as DOS hosting provider. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We also operate a private data center where we host DOS for certain customers and we maintain a small number of customers that have deployed DOS on-premise. We are in the process of transitioning customers we host in our private data center and who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides customers with more advanced DOS product functionality and a more seamless customer experience; however, hosting customers in Azure is more costly than our private data center on a per-customer basis. This transition will result in higher cost of technology revenue and provide a headwind against increases in Adjusted Technology Gross Margin.
•Impact of Medicity acquisition on growth. Our customer base includes over 50 health systems and regional healthcare information exchanges added in the Medicity acquisition. Historically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful, this could offset revenue declines from Medicity customers. Overall, the impact of the Medicity acquisition could negatively impact our revenue growth rates over time.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2020 and 2019, technology represented 55% and 57% of total revenue, respectively, and professional services represented 45% and 43%, of total revenue, respectively.
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
Deferred revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our technology and professional services arrangements. We primarily invoice our customers for technology arrangements annually or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue and the remaining portion is recorded as deferred revenue, net of current portion on our condensed consolidated balance sheets.
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
General and administrative.    General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, outside legal, accounting, directors’ fees, and the change in fair value of contingent consideration liability.
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
Interest and other expense, net
Interest and other expense, net primarily consists of interest income from our investment holdings and interest expense. Interest expense is primarily attributable to our term loan and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements.
Income tax provision (benefit)
Income tax provision (benefit) consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for our net deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development.
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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Technology	$24,699	$20,148
Professional services	20,417	15,065
Total revenue	45,116	35,213
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)	7,906	6,752
Professional services(1)(3)	16,162	10,574
Total cost of revenue, excluding depreciation and amortization	24,068	17,326
Operating expenses:
Sales and marketing(1)(3)	13,487	10,473
Research and development(1)(3)	13,088	10,022
General and administrative(1)(2)(4)	9,701	6,174
Depreciation and amortization	2,877	2,312
Total operating expenses	39,153	28,981
Loss from operations	(18,105)	(11,094)
Loss on extinguishment of debt	—	(1,670)
Interest and other expense, net	(621)	(945)
Loss before income taxes	(18,726)	(13,709)
Income tax (benefit) provision	(1,236)	11
Net loss	$(17,490)	$(13,720)
__________________
(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2020	2019
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$176	$33
Professional services	816	148
Sales and marketing	3,182	783
Research and development	1,882	222
General and administrative	2,685	470
Total	$8,741	$1,656

(2)Includes acquisition transaction costs, as follows:

	Three Months Ended March 31,
	2020	2019
Acquisition transaction costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—
Professional services	—	—
Sales and marketing	—	—
Research and development	—	—
General and administrative	875	—
Total	$875	$—

(3)Includes post-acquisition restructuring costs, as follows:

	Three Months Ended March 31,
	2020	2019
Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—
Professional services	—	108
Sales and marketing	—	306
Research and development	—	32
General and administrative	—	—
Total	$—	$446
(4)Includes the change in fair value of contingent consideration liability, as follows:

	Three Months Ended March 31,
	2020	2019
Change in fair value of contingent consideration liability:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—
Professional services	—	—
Sales and marketing	—	—
Research and development	—	—
General and administrative	(359)	—
Total	$(359)	$—

	Three Months Ended March 31,
	2020	2019
Revenue:
Technology	55%	57%
Professional services	45	43
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	18	19
Professional service	36	30
Total cost of revenue, excluding depreciation and amortization	54	49
Operating expenses
Sales and marketing	30	30
Research and development	29	28
General and administrative	22	18
Depreciation and amortization	6	7
Total operating expenses	87	83
Loss from operations	(41)	(32)
Loss on extinguishment of debt	—	(5)
Interest and other expense, net	(1)	(3)
Loss before income taxes	(42)	(40)
Income tax (benefit) provision	(3)	—
Net loss	(39)%	(40)%

Discussion of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$24,699	$20,148	$4,551	23%
Professional services	20,417	15,065	5,352	36%
Total revenue	$45,116	$35,213	$9,903	28%
Percentage of revenue:
Technology	55%	57%
Professional services	45	43
Total	100%	100%
Total revenue was $45.1 million for the three months ended March 31, 2020, compared to $35.2 million for the three months ended March 31, 2019, an increase of $9.9 million, or 28%.

Technology revenue was $24.7 million, or 55% of total revenue, for the three months ended March 31, 2020, compared to $20.1 million, or 57% of total revenue, for the three months ended March 31, 2019. The revenue growth was primarily from new DOS Subscription Customers and additional revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $20.4 million, or 45% of total revenue, for the three months ended March 31, 2020, compared to $15.1 million, or 43% of total revenue, for the three months ended March 31, 2019. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$7,906	$6,752	$1,154	17%
Professional services	16,162	10,574	5,588	53%
Total cost of revenue, excluding depreciation and amortization	$24,068	$17,326	$6,742	39%
Percentage of total revenue	54%	49%
Cost of technology revenue, excluding depreciation and amortization, was $7.9 million for the three months ended March 31, 2020, compared to $6.8 million for the three months ended March 31, 2019, an increase of $1.2 million, or 17%. The increase in cost of technology revenue was primarily due to $0.8 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $0.3 million in salary and related personnel costs from an increase in cloud services and support headcount.
Cost of professional services revenue was $16.2 million for the three months ended March 31, 2020, compared to $10.6 million for the three months ended March 31, 2019, an increase of $5.6 million, or 53%. This increase was primarily due to a $4.3 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $0.7 million.
Operating Expenses
Sales and marketing

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$13,487	$10,473	$3,014	29%
Percentage of total revenue	30%	30%
Sales and marketing expenses were $13.5 million for the three months ended March 31, 2020, compared to $10.5 million for the three months ended March 31, 2019, an increase of $3.0 million, or 29%. The increase was primarily due to a $2.4 million increase in stock-based compensation and an increase of $0.3 million in contractor and outside services fees.

Sales and marketing expense as a percentage of total revenue stayed consistent at approximately 30% for both the three months ended March 31, 2019 and 2020.
Research and development

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$13,088	$10,022	$3,066	31%
Percentage of total revenue	29%	28%
Research and development expenses were $13.1 million for the three months ended March 31, 2020, compared to $10.0 million for the three months ended March 31, 2019, an increase of $3.1 million, or 31%. The increase was primarily due to an increase of $1.7 million in stock-based compensation and an increase of $1.1 million in salary and related personnel costs from additional development team headcount.
Research and development expense as a percentage of revenue increased from 28% in the three months ended March 31, 2019 to 29% in the three months ended March 31, 2020.
General and administrative

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$9,701	$6,174	$3,527	57%
Percentage of total revenue	22%	18%
General and administrative expenses were $9.7 million for the three months ended March 31, 2020, compared to $6.2 million for the three months ended March 31, 2019, an increase of $3.5 million, or 57%. The increase was primarily due to an increase of $2.2 million in stock-based compensation and $0.9 million in transaction costs related to the acquisition of Able Health. Other increases included increased insurance costs of $0.4 million, which were offset by the decrease in the fair value of contingent consideration liability of $0.4 million.
General and administrative expense as a percentage of revenue increased from 18% in the three months ended March 31, 2019 to 22% in the three months ended March 31, 2020.
Depreciation and amortization

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$2,877	$2,312	$565	24%
Percentage of total revenue	6%	7%
Depreciation and amortization expenses were $2.9 million for the three months ended March 31, 2020, compared to $2.3 million for the three months ended March 31, 2019, an increase of $0.6 million, or 24%. This increase was primarily due to the amortization of capitalized internal-use software costs and additional depreciation on property and equipment.

Depreciation and amortization expense as a percentage of revenue decreased from 7% in the three months ended March 31, 2019 to 6% in the three months ended March 31, 2020.
Loss on extinguishment of debt

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$(1,670)	$1,670	(100)%
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
Interest and other expense, net

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$988	93	$895	962%
Interest expense	(1,604)	(1,247)	(357)	29%
Other (expense) income	(5)	9	(14)	(156)%
Total interest and other expense, net	$(621)	$(945)	$324	(34)%
Interest and other expense, net decreased $0.3 million, or 34%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This decrease is primarily due to an increase in interest income of $0.9 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019, which was partially offset by an increase in interest expense of $0.4 million due to the increase in net borrowings under the OrbiMed Credit Facility that occurred in February 2019.
Income tax provision

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(1,236)	$11	$(1,247)	n/m(1)
__________________
(1)Not meaningful.
Income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $1.2 million recorded for the three months ended March 31, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $1.3 million that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of March 31, 2020, we had cash, cash equivalents, and short-term investments of $204.6 million, which were held for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
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
Convertible Senior Notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (the Notes), pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, with the form of consideration determined at our election. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock).
Capped Calls
On April 8, 2020, concurrently with the pricing of the Notes, we entered into privately negotiated capped call transactions (the Base Capped Calls) with certain financial institutions, or option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (the Additional Capped Calls, and, together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the option premium cost of the Capped Calls. The Capped Calls have innitial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price.
Refer to Note 18 of our condensed consolidated financial statements for additional details regarding the subsequent private offering of the Notes and the Capped Calls.

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
OrbiMed financings
On February 6, 2019, we entered into the Credit Agreement with OrbiMed that established a senior term loan facility of up to $80.0 million under certain conditions. The contractual interest rate is the higher of LIBOR plus 7.5% and 10.0%. On February 6, 2019, we borrowed $50.0 million under the Credit Agreement with principal payments due beginning in 2023, and we simultaneously repaid our $20.0 million term loan from SVB in full. In addition, we repaid in full the outstanding balance of $1.3 million under the SVB revolving line of credit.
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
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalities, under the Credit Agreement with OrbiMed, dated February 6, 2019, as amended, and terminate the Credit Agreement.
SVB revolving line of credit
In June 2016, we signed a Loan and Security Agreement with SVB which established a revolving line of credit based on a formula amount. On February 6, 2019, we amended the Loan and Security Agreement with SVB which reduced the revolving line of credit to a current maximum of $5.0 million with an obligation to maintain a minimum of $5.0 million cash or cash equivalents on deposit with SVB to maintain the assurance of future credit availability. The line may be increased to $10.0 million upon request and approval by SVB. The maturity date of the revolving line of credit was amended to be February 6, 2021.
On April 8, 2020, we entered into a Pay-Off Letter Agreement with SVB, pursuant to which we paid to SVB immaterial termination costs, representing all amounts due and owing under the Loan Agreement, dated as of October 6, 2017, with SVB, in exchange for, among other things, (i) full discharge of all of our obligations under the Loan Agreement; and (ii) release of security interests and other liens granted to or held by SVB as a security for our obligations.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(16,769)	$(5,224)
Net cash provided by (used in) investing activities	50,146	(28,656)
Net cash provided by financing activities	9,587	37,657
Effect of exchange rate changes	(31)	—
Net increase in cash and cash equivalents	$42,933	$3,777
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the three months ended March 31, 2020, net cash used in operating activities was $16.8 million, which included a net loss of $17.5 million. Non-cash adjustments primarily consisted of $2.9 million in depreciation and amortization of property, equipment, and intangible assets, $8.7 million in stock-based compensation, the $0.4 million change in fair value of contingent consideration liability, and the $1.3 million deferred tax benefit.
For the three months ended March 31, 2019, net cash used in operating activities was $5.2 million, which included a net loss of $13.7 million. Non-cash charges primarily consisted of $2.3 million in depreciation and amortization of property, equipment, and intangible assets, $1.7 million in stock-based compensation, and the $1.7 million loss on extinguishment of debt.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2020 of $50.1 million was primarily due to $66.7 million provided from the sale and maturity of short-term investments, reduced by the net cash consideration used to acquire Able Health of $15.2 million, and $1.3 million in purchases of property, equipment, and intangible assets.
Net cash used in investing activities for the three months ended March 31, 2019 of $28.7 million primarily was due to $30.7 million used to purchase short-term investments and $1.1 million in purchases of property, equipment, and intangible assets, reduced by $3.1 million provided from the sale and maturity of short-term investments.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 of $9.6 million was primarily the result of $9.0 million in stock option exercise proceeds and $1.3 million in proceeds from our ESPP, reduced by the $0.7 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the three months ended March 31, 2019 of $37.7 million was primarily the result of $47.2 million in net proceeds drawn under the OrbiMed Credit Facility, $12.1 million in proceeds from the sale and issuance of Series F redeemable convertible preferred stock, and $0.8 million in stock option exercise proceeds, reduced by the $21.8 million payoff of the SVB debt, and $0.4 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
Lease agreement for new headquarters
During the three months ended March 31, 2020, we entered into a lease for office space in South Jordan, Utah, that will become our new company headquarters. This new lease has not yet commenced, but will require future lease payments of approximately $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options. Lease payments will commence beginning January 1, 2021. According to the terms of this new lease agreement our leased square footage will expand between 2022 and 2023 resulting in approximately $2.8 million of additional required future lease payments. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met. We also anticipate greater than $10.0 million of capital expenditure for leasehold improvements, computer equipment, and furniture and fixtures for the new headquarters.
Refer to Note 14 of our condensed consolidated financial statements for additional details regarding this new lease commitment.
The following table presents a summary of our payments due under contractual arrangements as of March 31, 2020, including the new operating lease described above:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

	(in thousands)
Long-term debt(1)	$70,170	$5,109	$18,933	$46,128	$—
Operating lease obligations(2)	38,420	3,177	6,986	6,802	21,455
Acquisition-related consideration	3,250	3,250	—	—	—
Total	$111,840	$11,536	$25,919	$52,930	$21,455
__________________
(1)On February 6, 2019, we borrowed $50.0 million under the OrbiMed term loan. The contractual commitment amounts above include interest payments of $17.7 million and a 5% exit fee related to the OrbiMed term loan. This table presents the remaining contractual commitment amounts as of March 31, 2020 and is not updated to reflect the Note offering and extinguishment of the OrbiMed term loan on April 14, 2020 that are described below and in Note 18 of our condensed consolidated financial statements.
(2)We lease our facilities under long-term operating leases, which expire at various dates through 2031.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction.
Subsequent events related to private offering of convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
We used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement with OrbiMed, dated February 6, 2019, as amended, and terminate the Credit Agreement, which had provided us with a term loan of up to $80.0 million due on February 6, 2024, at an interest rate of the higher of LIBOR plus 7.5% and 10.0%.
Refer to Note 18 of our condensed consolidated financial statements for additional details regarding the subsequent private offering of Notes and related events.

There have been no other material changes to our contractual obligations since December 31, 2019.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the COVID-19 pandemic and other factors on expected credit losses.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020. See “Note 1—Description of Business and Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company's significant accounting policies.

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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $204.6 million as of March 31, 2020, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
Our cash equivalents and short-term investments are subject to market risk due to changes in factors such as interest rates, market liquidity, and credit ratings. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates or other factors. However, because we classify our investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to result in a loss from deterioration in credit quality.
Under our debt agreements, we pay interest on any outstanding balances based on variable market rates. A significant increase in these market rates may adversely affect our results of operations.
As of March 31, 2020, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity, or otherwise recognized in our condensed consolidated statement of operations, if an investment in an available-for-sale debt security is in a loss position and the loss is attributable to a decline in credit quality.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are currently working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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

The recent global coronavirus (COVID-19) outbreak could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. Further, the sales cycle for a new customer of our technology and services, which has averaged 11 months, could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The outbreak also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
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
•the business environment of our customers and, in particular, headcount reductions by our customers; and
•the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic.
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
Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our customers. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of customers. A final rule that was published on May 1, 2020 (the Final Rule), pursuant to the 21st Century Cures Act, finalizes anti-information blocking provisions that prohibit practices that are likely to interfere with access, exchange, or use of electronic health information. The Final Rule allows for certain exceptions such as allowing vendors to charge a reasonable cost for access to interoperability elements of its technology to enable data access. These rules will not go into effective until November 2, 2020, with an additional period of enforcement discretion of three months, pursuant to an announcement by the Office of the National Coordinator as a result of resources being focused on the COVID-19 pandemic. After the Final Rule is being enforced, it will initially apply to subsets of data for the first 18 months of implementation prior to applying to all EHI. While the Final Rule is intended to limit information blocking practices, it is unclear whether the exceptions and safe harbors to the Final Rule will be interpreted broadly and/or in other ways that limit the practical effectiveness of the Final Rule. Since this rule has not yet been enforced and may not be enforced until February 2021, healthcare organizations and vendors may adapt interpretations of the 21st Century Cures Act, or the Final Rule that justify the continuation of various information blocking practices. If we face limitations on the development of data interfaces and other information blocking practices, our data access and ability to download relevant data may be limited, which could adversely affect our ability to provide our Solution as effectively as possible. Any steps we take to enforce the anti-information blocking provisions of the 21st Century Cures Act could be costly, could distract management attention from the business, and could have uncertain results.
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
Our results of operations are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the factors that could cause our revenue and results of operations to fluctuate from quarter to quarter include:
•the extent to which our Solution achieves or maintains market acceptance;
•our ability to introduce new applications, updates, and enhancements to our existing applications on a timely basis;
•new competitors and the introduction of enhanced products and services from new or existing competitors;
•the length of our contracting and implementation cycles and our fulfillment periods for our Solution;
•the mix of revenue generated from professional services as compared to technology subscriptions;
•the financial condition of our current and future customers;
•changes in customer budgets and procurement policies;
•changes in regulations or marketing strategies;
•the amount and timing of our investment in research and development activities;
•the amount and timing of our investment in sales and marketing activities;
•technical difficulties or interruptions to our DOS platform or analytics applications;
•our ability to hire and retain qualified personnel;
•changes in the regulatory environment related to healthcare;
•regulatory compliance costs;
•the timing, size, and integration success of potential future acquisitions;

•unforeseen legal expenses, including litigation and settlement costs; and
•buying patterns of our customers and the related seasonality impacts on our business.
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
We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment or service providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or customers. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, and other natural disasters;
•communications failures;

•software and hardware errors, failures, and crashes;
•security breaches, computer viruses, ransomware, and similar disruptive problems; and
•other potential interruptions.
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
Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity, or repurchase the Notes as required.

On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the Notes) due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.

The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our are our senior, unsecured obligations and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.

A holder may convert all or any portion of its Notes, at its option, subject to certain conditions and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, with the form of consideration determined at our election. Note holders will have the right to require us to repurchase all or a portion of their notes at 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, upon the occurrence of certain events. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). If the Notes have not previously been converted, redeemed or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with redemptions or conversions of the Notes, repurchase the Notes upon the occurrence of certain events, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority or by other agreements governing our future indebtedness. Our failure to repurchase Notes upon the occurrence of certain events or to pay cash upon conversion or at maturity of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the occurrence of certain events that allow Note holders to require repurchase could also lead to a default under agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

In connection with the issuance of the Notes, we entered into the Capped Calls with certain option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the issuance of the Notes, we entered into the Capped Calls with the option counterparties. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be.

From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause or avoid an increase or a decrease in the market price of our common stock.
If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility by subjecting us to customary affirmative and negative covenants, indemnification provisions, and events of default. Further, if we are liquidated, the lender’s rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by a lender of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.
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
We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, in June 2018 we acquired the interoperability services of the Medicity business and in February 2020 we acquired Able Health, both of which we are in the process of integrating with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating newly acquired team members.
We have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition;
•difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and

•use of substantial portions of our available cash to consummate the acquisition.
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
Also, the anticipated benefit of any acquisition may not materialize or may be prohibited by contractual obligations we may enter into in the future with lenders or other third parties. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future acquisitions, or the effect that any such transactions might have on our results of operations.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2019, we had filed applications for a number of patents, and we have nine issued U.S., three issued Canadian patents, one issued Great Britain patent, and one issued European patent. We also had twenty-six registered trademarks in the United States, Canada, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.
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

We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state income tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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
Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the data analytics and improvement services that we provide, and these laws and regulations may be applied to our Solution in ways that we do not anticipate, particularly as we develop and release new and more sophisticated solutions. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create significant liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from healthcare regulation are described below:
•False Claims Laws. There are numerous federal and state laws that prohibit submission of false information, or the failure to disclose information, in connection with submission and payment of physician claims for reimbursement. For example, the federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. If our advisory services to customers are associated with action by customers that is determined or alleged to be in violation of these laws and regulations, it is possible that an enforcement agency would also try to hold us accountable. Any determination by a court or regulatory agency that we have violated these laws could subject us to significant civil or criminal penalties, invalidate all or portions of some of our customer contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving customers doing business with government payors, and have an adverse effect on our business. Our customers’ failure to comply with these laws and regulations in connection with our services could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our Solution, and force us to expend significant capital, research and development, and other resources to address the failure.
•Health Data Privacy Laws. There are numerous federal and state laws related to health information privacy. In particular, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, which we collectively refer to as HIPAA, include privacy standards that protect individual privacy by limiting the uses and disclosures of PHI and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of PHI in electronic form. HIPAA also specifies formats that must be used in certain electronic transactions, such as admission and discharge messages. By processing and maintaining PHI on behalf of our covered entity customers, we are a HIPAA business associate and mandated by HIPAA to enter into written agreements with our covered entity clients – known as BAAs – that require us to safeguard PHI. BAAs typically include:

◦a description of our permitted uses of PHI;
◦a covenant not to disclose that information except as permitted under the BAA and to require that our subcontractors, if any, are subject to the substantially similar restrictions;
◦assurances that reasonable and appropriate administrative, physical, and technical safeguards are in place to prevent misuse of PHI;
◦an obligation to report to our customer any use or disclosure of PHI other than as provided for in the BAA;
◦a prohibition against our use or disclosure of PHI if a similar use or disclosure by our customer would violate the HIPAA standards;
◦the ability of our customers to terminate the underlying support agreement if we breach a material term of the BAA and are unable to cure the breach;
◦the requirement to return or destroy all PHI at the end of our services agreement; and
◦access by the Department of Health and Human Services (HHS) to our internal practices, books, and records to validate that we are safeguarding PHI.
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
•Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. In particular, the federal Anti-Kickback Statute prohibits offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable health care items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, the federal anti-referral law—the Stark Law—is very complex in its application, and prohibits physicians (and certain other healthcare professionals) from making a referral for a designated health service to a provider in which the referring healthcare professional (or spouse or any immediate family member) has a financial or ownership interest, unless an enumerated exception applies. The Stark Law also prohibits the billing for services rendered resulting from an impermissible referral. Many states also have similar anti-referral laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program and may include patient disclosure requirements. Moreover, both federal and state laws prohibit bribery and similar behavior. Any determination by a state or federal regulatory agency that we or any of our customers, vendors, or partners violate or have violated any of these laws could subject us to significant civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving customers doing business with government payors, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
•Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have laws prohibiting physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations prohibiting splitting of physician fees with non-physicians or others. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of those contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. We employ and contract with physicians who assist our customers with the customers’ care coordination, care management, population health management, and patient safety activities. We do not intend to provide medical care, treatment, or advice. However, any determination that we are acting in the capacity of a healthcare provider and acted improperly as a healthcare provider may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our business.
•Medical Device Laws. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “device” under the federal Food, Drug, and Cosmetic Act (FDCA). However, the FDA exercises enforcement discretion for certain low-risk software, as described in its guidance documents for Mobile Medical Applications, General Wellness: Policy for Low Risk Devices, and Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued draft guidance documents to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our software products are currently not subject to active FDA regulation, we continue to follow the FDA’s developments in this area. There is a risk that the FDA could disagree with our determination or that the FDA could develop new final guidance documents that would subject our Solution to active FDA oversight. If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. Depending on the functionality and FDA classification of our analytics applications, we may be required to:
◦register and list our analytics applications with the FDA;
◦notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our analytics applications;
◦submit a de novo request to the FDA to down-classify our analytics applications prior to marketing; or
◦obtain FDA approval by demonstrating safety and effectiveness before marketing our analytics applications.
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
There is ongoing concern from privacy advocates, regulators, and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for deidentified, anonymous, or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, including the California Consumer Privacy Act, which went into effect January 1, 2020, and we cannot yet determine the impact such laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. In view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
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
Further, on May 1, 2020, ONC and CMS finalized and published complementary new rules to support access, exchange, and use of EHI, referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule and exceptions to what constitutes information blocking, may create significant new requirements for health care industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces (APIs) to allow individuals to securely and easily access structured EHI using smartphone applications. The Final Rule also implements provisions of the 21st Century Cures Act requiring that patients be provided with electronic access to all of their EHI (structured and/or unstructured) at no cost.

Finally, the Final Rule also implements the information blocking provisions of the 21st Century Cures Act, subject to eight exceptions that will not be considered information blocking as long as specific conditions are met. The impact of the Final Rule on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the Final Rule by industry participants and regulators.
The Final Rule focuses on health plans, payors, and health care providers and proposes measures to enable patients to move from health plan to health plan, provider to provider, and have both their clinical and administrative information travel with them.
It is unclear whether the Final Rule may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition, and reducing our market share. It is unclear at this time what the costs of compliance with the proposed rules, if adopted, would be, and what additional risks there may be to our business.
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
While our Solution is primarily subject to government regulations pertaining to healthcare, certain aspects of our Solution may require us to comply with regulatory schema from other areas. Examples of such regulatory schema include:
•Antitrust Laws. Our national cloud-based network allows us access to cost and pricing data for a large number of providers in most regional markets, as well as to the contracted rates for third-party payors. To the extent that our Solution enables providers to compare their cost and pricing data with those of their competitors, those providers could collude to increase the pricing for their services, to reduce the compensation they pay their employees, or to collectively negotiate agreements with third parties. Similarly, if payors are able to compare their contracted rates of payment to providers, those payors may seek to reduce the amounts they might otherwise pay. Such actions may be deemed to be anti-competitive and a violation of federal antitrust laws. To the extent that we are deemed to have enabled such activities, we could be subject to fines and penalties imposed by the U.S. Department of Justice or the FTC and be required to curtail or terminate the services that permitted such collusion.
•Consumer Protection Regulation. Federal and state government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and dissemination of data, and the presentation of website or other electronic content, which may require compliance with certain standards for notice, choice, security, and access. California adopted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR (discussed below). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.
•Foreign Corrupt Practices Act (FCPA) and Foreign Anti-Bribery Laws. The FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide anything of value, directly or indirectly, to any foreign official, any foreign political party or party official, or candidate for foreign political office to obtain or retain business. Violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. In addition, the Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010. If our employees, contractors, vendors, or partners fail to comply with the FCPA and/or foreign anti-bribery laws, we may be subject to penalties or sanctions, and our ability to develop new prospects and retain existing customers could be adversely affected.
•Economic Sanctions and Export Controls. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) prohibit or restrict transactions to or from, and dealings with specified countries and territories, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, and other sanctioned persons, including narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our costs to comply with these requirements will increase as well. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our services, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. Further, our Solution incorporates encryption technology. This encryption technology may be exported from the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. Various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our Solution into those countries. Governmental regulation of encryption technology and of exports and imports of encryption products, or our failure to obtain required approval for our Solution, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the provision of our Solution, including with respect to new applications, may delay the introduction of our Solution in various markets or, in some cases, prevent the provision of our Solution to some countries altogether.
•GDPR and Foreign Data Privacy Protection Laws. In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their residents. For example, in the European Union, (EU), the General Data Protection Regulation (GDPR) went into effect on May 25, 2018. If we or our vendors fail to comply with the applicable EU privacy laws, we could be subject to government enforcement actions and significant penalties against us. GDPR introduced new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. Data protection authorities of the different EU Member States may interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private-sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. Other jurisdictions besides the EU and Canada are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Furthermore, as we enter into business arrangements in countries outside of the United States, we will need to be prepared to comply with applicable local privacy laws. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

•Regulatory Certification. We must obtain certification from governmental agencies, such as the Agency for Healthcare Research and Quality (AHRQ) to sell certain of our analytics applications and services in the United States. We cannot be certain that our Solution will continue to meet these standards. The failure to comply with these certification requirements could result in the loss of certification, which could restrict our Solution offerings and cause us to lose customers.
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
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology companies;
•actual or anticipated fluctuations in our net revenue or other operating metrics;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;

•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•recruitment or departure of key personnel;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•the expiration of contractual lock-up or market standoff agreements.
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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have our independent registered public accounting firm attest to our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
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
Our management has broad discretion in the use of proceeds from our IPO and the Note Offering and our use may not produce a positive rate of return.
The principal purposes of our IPO were to increase our capitalization and financial flexibility, create a public market for our stock and thereby enable access to the public equity markets by our employees and stockholders, obtain additional capital, and strengthen our position in the healthcare data analytics applications and services market. We used a portion of the Note Offering proceeds to pay the cost of the capped call transactions related thereto and to prepay in full all outstanding indebtedness under our credit agreement with OrbiMed. We cannot specify with certainty our plans for the use of the net proceeds we received from these offerings. However, we intend to use the net proceeds we received from our IPO for working capital and other general corporate purposes. We may also use a portion of the net proceeds from these offerings for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. Our management has broad discretion over the specific use of the net proceeds we received in these offerings and might not be able to obtain a significant return, if any, on investment of these net proceeds. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO and the Note Offering effectively, our business, results of operations, and financial condition could be harmed.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisition of Able Health in February 2020. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.
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
You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, common stockholders may only receive a return on investment if the market price of our common stock increases.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws, include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only a majority of our board of directors will be authorized to call a special meeting of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Our amended and restated bylaws provide, to the fullest extent permitted by law, that a state or federal court located within the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Convertible Senior Notes
In April 2020, we completed our private placement of $230.0 million aggregate principal of Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase up to an additional $30.0 million principal amount of Notes. The Notes are our senior unsecured obligations. The Notes were issued pursuant to an Indenture, dated April 14, 2020, between us and U.S. Bank National Association as trustee.
We received net proceeds of $222.5 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $21.6 million of the net proceeds to pay the cost of the capped call transactions related thereto and $57.0 million of the net proceeds to prepay in full all outstanding indebtedness, including prepayment penalties, under our credit agreement with OrbiMed. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

4.1	Indenture, dated as of April 14, 2020, by and between Health Catalyst, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	April 14, 2020

4.2	Form of Global Note, representing Health Catalyst, Inc.'s 2.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	4.2	April 14, 2020

4.3	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1	Lease agreement, dated as of March 25, 2020, between Riverpark Six, LLC and Health Catalyst, Inc.	Filed herewith

10.2	Form of Confirmation for Capped Call Transactions.	8-K	10.1	April 14, 2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Signature	Title	Date

/s/ J. Patrick Nelli	Chief Financial Officer	May 12, 2020
J. Patrick Nelli	(Principal Financial Officer and Principal Accounting Officer)