Form 10-Q
period 2020-06-30
Health Catalyst, Inc.
filed 2020-08-12
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, the Registrant had 39,711,745 shares of common stock outstanding.

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
•ability to successfully identify, acquire, and integrate companies and assets; and
•expectations regarding the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic on our business and results of operations.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,185	$18,032
Short-term investments	248,932	210,245
Accounts receivable, net(1)	34,426	27,570
Deferred costs	455	937
Prepaid expenses and other assets	8,955	7,455
Total current assets	396,953	264,239
Property and equipment, net	3,835	4,295
Intangible assets, net	29,435	25,535
Operating lease right-of-use assets	15,417	3,787
Goodwill	18,419	3,694
Other assets	2,337	810
Total assets	$466,396	$302,360
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,398	$3,622
Accrued liabilities	7,487	8,944
Acquisition-related consideration payable(1)	3,164	2,192
Deferred revenue(1)	35,173	30,653
Operating lease liabilities	1,963	2,806
Total current liabilities	50,185	48,217
Long-term debt	163,480	48,200
Acquisition-related consideration payable, net of current portion(1)	—	1,860
Deferred revenue, net of current portion	2,176	1,459
Operating lease liabilities, net of current portion	13,913	1,654
Contingent consideration liability	1,457	—
Other liabilities	1,223	326
Total liabilities	232,434	101,716

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 38,729,662 and 36,678,854 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	39	37
Additional paid-in capital	889,054	811,049
Accumulated deficit	(655,306)	(610,514)
Accumulated other comprehensive income	175	72
Total stockholders’ equity	233,962	200,644
Total liabilities and stockholders’ equity	$466,396	$302,360
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue(1):
Technology	$25,487	$20,085	$50,186	$40,233
Professional services	17,772	16,719	38,189	31,784
Total revenue	43,259	36,804	88,375	72,017
Cost of revenue, excluding depreciation and amortization:
Technology	8,197	7,044	16,103	13,796
Professional services	14,932	10,666	31,094	21,240
Total cost of revenue, excluding depreciation and amortization	23,129	17,710	47,197	35,036
Operating expenses:
Sales and marketing	12,502	10,385	25,989	20,858
Research and development	12,061	9,710	25,149	19,732
General and administrative	8,113	6,146	17,814	12,320
Depreciation and amortization	3,094	2,216	5,971	4,528
Total operating expenses	35,770	28,457	74,923	57,438
Loss from operations	(15,640)	(9,363)	(33,745)	(20,457)
Loss on extinguishment of debt	(8,514)	—	(8,514)	(1,670)
Interest and other expense, net	(3,025)	(1,320)	(3,646)	(2,265)
Loss before income taxes	(27,179)	(10,683)	(45,905)	(24,392)
Income tax (benefit) provision	4	11	(1,232)	22
Net loss	$(27,183)	$(10,694)	$(44,673)	$(24,414)
Less: accretion of redeemable convertible preferred stock	—	98,641	—	162,656
Net loss attributable to common stockholders	$(27,183)	$(109,335)	$(44,673)	$(187,070)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(21.98)	$(1.19)	$(38.29)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	38,131	4,975	37,620	4,885

__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	$(27,183)	$(10,694)	$(44,673)	$(24,414)

Other comprehensive income (loss):
Change in unrealized gain on investments	113	7	110	10
Change in foreign currency translation adjustment	23	—	(7)
Comprehensive loss	$(27,047)	$(10,687)	$(44,570)	$(24,404)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	—	$—	37,838,276	$38	$832,167	$(628,123)	$39	$204,121
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls related to issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under employee stock purchase plan	—	—	97,113	—	2,408	—	—	2,408
Vesting of restricted stock units	—	—	74,692	—	—	—	—	—
Exercise of stock options	—	—	719,581	1	5,963	—	—	5,964
Stock-based compensation	—	—	—	—	9,046	—	—	9,046
Net loss	—	—	—	—	—	(27,183)	—	(27,183)
Other comprehensive income	—	—	—	—	—	—	136	136
Balance as of June 30, 2020	—	$—	38,729,662	$39	$889,054	$(655,306)	$175	$233,962

	Three Months Ended June 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	23,151,481	$485,933	4,873,914	$5	$—	$(450,043)	$2	$(450,036)
Exercise of stock options	—	—	128,512	—	817	—	—	817
Stock-based compensation	—	—	—	—	1,398	—	—	1,398
Net loss	—	—	—	—	—	(10,694)	—	(10,694)
Other comprehensive income	—	—	—	—	—	—	7	7
Accretion of redeemable convertible preferred stock	—	98,641	—	—	(2,215)	(96,426)	—	(98,641)
Balance as of June 30, 2019	23,151,481	$584,574	5,002,426	$5	$—	$(557,163)	$9	$(557,149)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Impact of adopting the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Issuance of common stock for acquisition consideration	—	—	110,662	—	3,332	—	—	3,332
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls related to issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under employee stock purchase plan	—	—	97,113	—	2,408	—	—	2,408
Vesting of restricted stock units	—	—	74,692	—	—	—	—	—
Exercise of stock options	—	—	1,768,341	2	15,008	—	—	15,010
Stock-based compensation	—	—	—	—	17,787	—	—	17,787
Net loss	—	—	—	—	—	(44,673)	—	(44,673)
Other comprehensive income	—	—	—	—	—	—	103	103
Balance as of June 30, 2020	—	$—	38,729,662	$39	$889,054	$(655,306)	$175	$233,962

	Six Months Ended June 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Exercise of stock options	—	—	223,070	—	1,625	—	—	1,625
Stock-based compensation	—	—	—	—	3,054	—	—	3,054
Net loss	—	—	—	—	—	(24,414)	—	(24,414)
Other comprehensive income	—	—	—	—	—	—	10	10
Accretion of redeemable convertible preferred stock	—	162,656	—	—	(4,679)	(157,977)	—	(162,656)
Balance as of June 30, 2019	23,151,481	$584,574	5,002,426	$5	$—	$(557,163)	$9	$(557,149)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(44,673)	$(24,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,971	4,528
Loss on extinguishment of debt	8,514	1,670
Amortization of debt discount and issuance costs	2,540	516
Non-cash operating lease expense	1,569	1,913
Investment discount and premium amortization	267	(274)
Provision for expected credit losses	836	—
Stock-based compensation expense	17,787	3,054
Deferred tax benefit	(1,280)	—
Change in fair value of contingent consideration liability	(1,568)	—
Other	71	(34)
Change in operating assets and liabilities:
Accounts receivable, net	(7,179)	(6,776)
Deferred costs	482	(196)
Prepaid expenses and other assets	(2,493)	(55)
Accounts payable, accrued liabilities, and other liabilities	(1,056)	(1,644)
Deferred revenue	4,475	9,676
Operating lease liabilities	(1,783)	(1,605)
Net cash used in operating activities	(17,520)	(13,641)

Cash flows from investing activities
Purchase of short-term investments	(163,346)	(40,509)
Proceeds from the sale and maturity of short-term investments	124,150	12,297
Acquisition of business, net of cash acquired	(15,249)	—
Purchases of property and equipment	(1,067)	(1,063)
Purchase of intangible assets	(1,182)	(977)
Proceeds from the sale of property and equipment	10	38
Net cash used in investing activities	(56,684)	(30,214)

Cash flows from financing activities
Proceeds from convertible senior notes, net of issuance costs	222,482	—
Purchase of capped calls related to issuance of convertible senior notes	(21,743)	—
Proceeds from credit facilities, net of debt issuance costs	—	47,169
Repayment of credit facilities	(57,043)	(21,821)

Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	12,073
Proceeds from exercise of stock options	15,010	1,625
Proceeds from employee stock purchase plan	2,408	—
Payments of acquisition-related consideration	(748)	(773)
Payments of deferred offering costs	—	(2,030)
Net cash provided by financing activities	160,366	36,243
Effect of exchange rate changes	(9)	—
Net increase (decrease) in cash and cash equivalents	86,153	(7,612)

Cash and cash equivalents at beginning of period	18,032	28,431
Cash and cash equivalents at end of period	$104,185	$20,819

Supplemental disclosures of non-cash investing and financing information
Redeemable convertible preferred stock accretion	$—	$162,656
Deferred offering costs included in accounts payable and accrued liabilities	—	1,168
Purchase of intangible assets included in accounts payable and accrued liabilities	—	1,304
Purchase of property and equipment included in accounts payable and accrued liabilities	207	10
Operating lease right-of-use assets obtained in exchange for operating lease obligations	13,037	581

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
Reclassifications
Certain prior year amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. A reclassification was made to separately present the non-cash operating lease expense as a non-cash reconciling adjustment from net loss and the change in the operating lease liabilities due to cash payments as a change in operating assets and liabilities. This net change is not material and does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows. This reclassification had no effect on our other condensed consolidated financial statements for the six months ended June 30, 2020 and 2019.
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of June 30, 2020, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, our interim condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2020 and 2019, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. Our condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software and other intangible assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could differ from those estimates.
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
Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss attributable to common stockholders is computed as net loss less accretion of redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units (RSUs), restricted shares, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
Since we have the intent and ability to settle the principal amount of our convertible senior notes in cash and any excess in shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income (loss) per share, if applicable. The conversion spread will have a potentially dilutive impact when the average market price of our common stock for a given period exceeds $30.60 per share. The capped calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of June 30, 2020 and December 31, 2019, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $2.5 million and $2.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of June 30, 2020 and December 31, 2019, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $37.3 million and $32.1 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred Costs
We capitalize sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. These costs are included in deferred costs presented on the condensed consolidated balance sheets. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average customer life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average customer life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs is included within sales and marketing expense in the condensed consolidated statements of operations.
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts and are included in deferred costs presented on the condensed consolidated balance sheets. Amortization of deferred fulfillment costs is included within cost of revenue in the condensed consolidated statements of operations.
We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for credit losses based on the probability of future collections. We adopted ASU 2016-13 effective January 1, 2020. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates, which results in earlier recognition of credit losses. The allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the current COVID-19 pandemic, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

Allowance for Credit Losses on Accounts Receivable
Balance at January 1, 2020	$534
Current period provision for expected credit losses	836
Less: Write-offs, net of recoveries	(170)
Balance at June 30, 2020	$1,200
Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	2-3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Computer software	2-3 years
Capitalized internal-use software costs	2-3 years
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining life of the primary long-lived asset in that group plus any residual value. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. We did not incur any long-lived impairment charges for the three and six months ended June 30, 2020 and 2019.

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
Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is assessed for impairment annually or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. As of January 1, 2020, we adopted ASU 2017-04, which simplifies the goodwill impairment test by eliminating the second step from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and six months ended June 30, 2020 and 2019.
Business combinations
We account for an acquisition as a business combination if we obtain control of a business. Assets and liabilities acquired in a business combination generally are recorded at fair value and any associated acquisition costs are expensed as incurred in general and administrative expenses.
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.
Development costs and internal-use software
For technology products that are developed to be licensed externally, we determined that technological feasibility is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are inconsequential. We capitalize certain development costs incurred in connection with our internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by us and accessed by our customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at June 30, 2020 and December 31, 2019. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liability is measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts the provisions of this standard will have on our condensed consolidated financial statements and related disclosures.
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard removes certain settlement conditions that previously required derivative accounting. Consequently, more equity contracts will be permitted to qualify for the derivative scope exception. The new standard also simplifies the diluted net income per share calculation in certain areas and is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impacts the provisions of this standard will have on our condensed consolidated financial statements and related disclosures.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include tax-related matters, including tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and six months ended June 30, 2020.
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
Revenue and income (loss) information for Able Health after the acquisition date through June 30, 2020 is not presented as the Able Health business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recurring technology	$25,487	$20,085	$50,186	$40,233
Professional services	17,772	16,719	38,189	31,784
Total revenue	$43,259	$36,804	$88,375	$72,017
For the three months ended June 30, 2020 and 2019, and for the six months ended June 30, 2020 and 2019, 99.9%, 100%, 99.9%, and 100%, respectively, of revenue was related to contracts with customers located in the United States.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Technology	$17,637	$2,912
Professional services	782	782
Total goodwill	$18,419	$3,694

As of June 30, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$43,629	$(19,504)	$24,125
Customer relationships and contracts	4,764	(3,162)	1,602
Computer software licenses	7,227	(3,598)	3,629
Trademarks	200	(121)	79
Total intangible assets	$55,820	$(26,385)	$29,435

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

The increase in goodwill and intangible assets is primarily due to our acquisition of Able Health. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $2.4 million and $1.5 million for the three months ended June 30, 2020, and 2019, respectively, and $4.5 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Computer equipment	$7,669	$7,951
Leasehold improvements	2,630	2,234
Furniture and fixtures	1,028	1,030
Capitalized internal-use software costs	2,144	1,866
Computer software	972	972
Capital lease equipment	37	37
Total property and equipment	14,480	14,090
Less: accumulated depreciation	(10,645)	(9,795)
Property and equipment, net	$3,835	$4,295
Our long-lived assets are located in the United States. Depreciation expense totaled $0.7 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have significant realized gains or losses on investments during the three and six months ended June 30, 2020 and 2019. We measure the fair value of investments on a recurring basis.
Accrued interest receivables related to our available-for-sale securities of $1.2 million and $0.9 million as of June 30, 2020 and December 31, 2019 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of June 30, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$101,384	$—	$—	$101,384	$101,384	$—
U.S. Treasury notes	83,849	79	—	83,928	—	83,928
Commercial paper	51,832	—	—	51,832	—	51,832
Corporate bonds	86,205	56	(6)	86,255	—	86,255
Asset-backed securities	26,863	54	—	26,917	—	26,917
Total	$350,133	$189	$(6)	$350,316	$101,384	$248,932
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
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2020 and December 31, 2019, there were no material unrealized losses due to credit-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 were as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$101,384	$—	$—	$101,384
U.S. Treasury notes	83,928	—	—	83,928
Commercial paper	—	51,832	—	51,832
Corporate bonds	—	86,255	—	86,255
Asset-backed securities	—	26,917	—	26,917
Contingent consideration	—	—	(1,457)	(1,457)
Total	$185,312	$165,004	$(1,457)	$348,859
Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$17,175	$—	$—	$17,175
U.S. Treasury notes	58,164	—	—	58,164
Commercial paper	—	46,973	—	46,973
Corporate bonds	—	65,000	—	65,000
Asset-backed securities	$—	$40,108	$—	$40,108
Total	$75,339	$152,081	$—	$227,420
As of December 31, 2019, there were no liabilities measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2020 and 2019.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$—
Contingent consideration liability from Able Health acquisition (see note 2)	3,025
Change in fair value of contingent consideration liability	(1,568)
Balance at June 30, 2020	$1,457

8. Accrued liabilities
As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Accrued compensation and benefit expenses	$2,744	$4,278
Interest payable	1,198	—
Other accrued liabilities	3,545	4,666
Total accrued liabilities	$7,487	$8,944

9. Convertible Senior Notes and Credit Facilities
Convertible Senior Notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (the Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (the Note Offering). The net proceeds from the issuance of the Notes were approximately $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.
We may not redeem the notes prior to April 20, 2023. On or after April 20, 2023, we may redeem, for cash, all or a portion of the notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Notes have an initial conversion rate of 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). Following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on October 14, 2024, in integral multiples of $1,000 principal amount, only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ended on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•If we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events described in the Indenture.
On or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our common stock or a combination of cash and shares of common stock, at our election.
During the three and six months ended June 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
We account for the Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of approximately 10% based on comparable debt transactions for similar companies. The estimated interest rate was applied to the Notes, which resulted in a fair value of the liability component of $166.7 million upon issuance, calculated as the present value of future contractual payments based on the $230.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes using the effective interest method. The $63.3 million difference between the gross proceeds received from issuance of the Notes of $230.0 million and the estimated fair value of the liability component represents the equity component, or the conversion option, of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
We allocated issuance costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Issuance costs attributable to the liability component were $5.5 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Issuance costs attributable to the equity component were $2.1 million and are netted with the equity component of the Notes in stockholders’ equity on the condensed consolidated balance sheets.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2020
Principal	$230,000
Less: Unamortized debt discount	(61,250)
Less: Unamortized issuance costs	(5,270)
Net carrying amount	$163,480
The net carrying value of the equity component of the Notes was as follows (in thousands):

June 30, 2020
Proceeds allocated to the conversion option (debt discount)	$63,270
Less: Issuance costs	(2,057)
Net carrying amount	$61,213
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Contractual interest expense	$1,198	$1,198
Amortization of debt issuance costs and discount	2,211	2,211
Total	$3,409	$3,409
Capped Calls
On April 8, 2020, concurrently with the pricing of the Notes, we entered into privately negotiated capped call transactions (Base Capped Calls) with certain option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.7 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they will be recorded in stockholders’ equity and will not be accounted for as derivatives. The cost incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets.

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
OrbiMed term loan
On February 6, 2019, we entered into a debt financing agreement (the Credit Agreement) with OrbiMed Royalty Opportunities II, LP (OrbiMed) where we obtained an $80.0 million senior term loan commitment, with $50.0 million available and up to an additional $30.0 million contingently available on or prior to March 31, 2020 (the Delayed Draw Commitment). We paid $2.4 million in fees related to the establishment of the OrbiMed term loan and incurred $0.3 million in debt issuance costs. The Delayed Draw Commitment was contingent upon our achievement of minimum levels of technology revenues ranging from technology revenues for the latest 12 months of at least $60.0 million to borrow up to $10.0 million, to a minimum of $80.0 million in technology revenues to borrow between $25.0 million and $30.0 million.
The contractual interest rate of the OrbiMed term loan was the higher of LIBOR plus 7.5% and 10.0%. Interest payments were required at the end of each month and monthly installment payments on principal begin in February 2023 and will be based on the then outstanding principal balance divided by 12. The maturity date of the OrbiMed term loan was February 6, 2024. Upon the payment of all or any portion of the principal amount on the OrbiMed term loan, we were required to pay an exit fee of 5% of the principal amount paid. This exit fee was being accreted as interest expense over the contractual term of the loan. As we elected to prepay the principal balance prior to the 48-month anniversary of the closing date we were required to pay a repayment premium of 9% of the principal balance prepaid.
Amounts borrowed under the OrbiMed term loan were secured by a first priority security interest in substantially all of our assets other than intellectual property. In the event of default, OrbiMed was able to accelerate amounts outstanding, terminate the credit facility, and foreclose on the collateral. The agreement also included a financial covenant requiring the achievement of minimum trailing twelve-month revenue amounts as well as certain other financial and non-financial covenants. We were in compliance with these covenants under the terms of the OrbiMed term loan as of April 14, 2020.
Extinguishment of OrbiMed term loan
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminated the Credit Agreement. We recorded a loss on debt extinguishment of $8.5 million during the three months ended June 30, 2020, including $1.5 million unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
SVB revolving line of credit
In June 2016, we signed a Loan and Security Agreement with Silicon Valley Bank (SVB) which established a revolving line of credit based on a formula amount. On February 6, 2019, we amended the Loan and Security Agreement with SVB which reduced the revolving line of credit to a current maximum of $5.0 million with an obligation to maintain a minimum of $5.0 million cash or cash equivalents on deposit with SVB to maintain the assurance of future credit availability. The line may have been increased to $10.0 million upon request and approval by SVB. The maturity date of the revolving line of credit was amended to be February 6, 2021.
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
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2020 and December 31, 2019, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 38,729,662 and 36,731,632 shares were legally issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. The shares legally issued and outstanding as of December 31, 2019 included 52,778 shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes were not considered to be outstanding shares of common stock. These notes were repaid in full by the former employees during the six months ended June 30, 2020, and the shares issued are included in the outstanding shares of common stock for accounting purposes as of June 30, 2020. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2020.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(27,183)	$(109,335)	$(44,673)	$(187,070)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	38,130,932	4,974,515	37,619,965	4,885,350
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(21.98)	$(1.19)	$(38.29)

During the three and six months ended June 30, 2020 and 2019, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, purchase rights committed or shares issued under our employee stock purchase plan, restricted shares, common stock warrants, and redeemable convertible preferred stock (as converted) were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of June 30,
	2020	2019
Redeemable convertible preferred stock	—	23,151,481
Common stock options	5,882,786	8,031,898
Restricted stock units	2,104,713	37,500
Employee stock purchase plan	—	—
Restricted shares	179,392	—
Common stock warrants	—	255,336
Total potentially dilutive securities	8,166,891	31,476,215
The conversion spread of the Notes will have a potentially dilutive impact when the average market price of our common stock for a given period exceeds the conversion price of $30.60 per share. During the three and six months ended June 30, 2020 and 2019, our weighted average common stock price was below the conversion price of the Notes. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of June 30, 2020 and December 31, 2019, there were 13,109,459 and 11,272,878 shares authorized for grant, respectively, and 2,666,996 and 2,309,370 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the Stock Incentive Plan).
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
The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to our IPO, the absence of an active market for our common stock required us to estimate the fair value of our common stock for purposes of granting stock-based awards, including stock options and RSUs, and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies when our own historical volatility is not available for a sufficient time period. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimate the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock-based awards outstanding at June 30, 2020 and December 31, 2019 are expected to vest according to their specific schedules.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options	$1,934	$1,398	$4,476	$3,054
Restricted stock units	5,293	—	10,410	—
Employee stock purchase plan	476	—	968	—
Restricted shares	1,343	—	1,933	—
Total stock-based compensation	$9,046	$1,398	$17,787	$3,054

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$1,093	$171	$2,085	$352
Sales and marketing	3,309	497	6,491	1,280
Research and development	2,080	213	3,962	435
General and administrative	2,564	517	5,249	987
Total stock-based compensation	$9,046	$1,398	$17,787	$3,054
Stock Options
There were no stock options granted during the three and six months ended June 30, 2020. The fair value of our prior year option grants was estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Expected volatility	43.8%	43.8%-44.5%
Expected term (in years)	6.3	6.3
Risk-free interest rate	2.4%	2.4%-2.5%
Expected dividends	—	—
A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2020, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	7,847,716	$10.67
Options exercised	(1,768,341)	8.49
Options cancelled/forfeited	(196,589)	11.73
Outstanding at June 30, 2020	5,882,786	$11.29	7.3	$105,176
Vested and expected to vest as of June 30, 2020	5,882,786	$11.29	7.3	$105,176
Vested and exercisable as of June 30, 2020	3,364,332	$10.47	6.6	$62,915

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The aggregate intrinsic value of stock options exercised was $35.6 million for the six months ended June 30, 2020. The total grant-date fair value of stock options vested during the six months ended June 30, 2020 was $6.2 million. As of June 30, 2020, approximately $11.1 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 2.0 years.
The options exercised for accounting purposes during the six months ended June 30, 2020 include 52,778 of shares issued to former employees with notes determined to be substantively nonrecourse, which were repaid in full during the period.
Restricted Stock Units
The service-based condition for RSUs is generally satisfied over four years with a 25% cliff vesting period of one year and ratable quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2020	503,861	$37.57
RSUs granted	1,734,444	33.28
RSUs vested	(74,692)	40.02
RSUs forfeited	(58,900)	34.50
Unvested and outstanding at June 30, 2020	2,104,713	$34.04
As of June 30, 2020, we had $62.2 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a remaining weighted-average period of 3.3 years.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

Six Months Ended June 30,
2020
Expected volatility	54.9%
Expected term (in months)	6
Risk-free interest rate	1.6%
Expected dividends	—
During the six months ended June 30, 2020, we issued 97,113 shares under the ESPP, with a weighted-average purchase price per share of $24.79. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2020 were $2.4 million. As of June 30, 2020, 885,437 shares are available for future issuance under the ESPP.
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
As of June 30, 2020, we had $3.5 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted average period of 0.6 years.

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
For the three months ended June 30, 2020 and 2019, our estimated effective tax rate was 0.0% and (0.1)%, respectively. For the six months ended June 30, 2020 and 2019, our estimated effective tax rate was 2.7% and (0.1)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2020 and December 31, 2019, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The income tax benefit of $1.2 million recorded for the six months ended June 30, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the first quarter of 2020. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $1.3 million that had previously been offset by a valuation allowance.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. We are continuing to analyze these legislative developments and believe that the income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provides for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. We began deferring the social security payroll tax match in April 2020.

14. Commitments and Contingencies
Lease commitments
We lease office space and certain equipment under operating leases that expire between 2020 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. In March 2020, we entered into a lease for office space in South Jordan, Utah, that will become our new company headquarters. This new lease for office space is intended to replace our current headquarters in Salt Lake City, Utah, the lease for which expires December 31, 2020. This new lease will require total lease payments of $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options.
Lease payments will be required beginning January 1, 2021, however, we took initial possession of the first 64,910 square feet of the new headquarters in June 2020 to begin leasehold improvements, which resulted in a right-of-use asset and corresponding operating lease liability of $13.0 million, and commencement of operating lease expense. We expect the accounting lease commencement date for an additional 53,297 square feet of the new headquarters lease to begin in the third quarter of 2020. According to the terms of this new lease agreement, our leased square footage will expand between 2022 and 2023 resulting in $2.8 million of additional required future lease payments. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
Our operating lease expense for the three months ended June 30, 2020 and 2019 was $0.8 million and the operating lease expense for the six months ended June 30, 2020 and 2019 was $1.6 million.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Maturities of lease liabilities under operating leases that had commenced as of June 30, 2020 are as follows (in thousands):

Year ending December 31:
2020 (remaining six months)	$1,348
2021	2,274
2022	1,981
2023	1,992
2024	1,734
Thereafter	11,073
Total lease payments	20,402
Less: Imputed interest	(4,526)
Total lease liability	$15,876
As of June 30, 2020 and December 31, 2019 the weighted-average remaining operating lease term was 9.8 years and 2.2 years, respectively, and the weighted-average operating lease discount rate was 5.1% and 5.6%, respectively.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. As of June 30, 2020 and December 31, 2019, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended June 30, 2020 and 2019, 43% and 37%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2020 and 2019, 19% and 24%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $44.2 million of revenue on unsatisfied performance obligations as of June 30, 2020. We expect to recognize approximately 85% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
16. Related Parties
We have entered into arrangements with a customer where a member of the customer’s management is currently a member of our board of directors. An executive of a Partners HealthCare affiliate has served on our board of directors since January 2018. We recognized revenue from this related party of $0.4 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. We recognized revenue from this related party of $1.1 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 and December 31, 2019, we had receivables from this related party of $0.4 million and $0.6 million, respectively, and deferred revenue with this related party of $0.1 million and $0.5 million, respectively. As of June 30, 2020 and December 31, 2019, we also had acquisition-related consideration payable to this related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $1.2 million and $1.2 million as of June 30, 2020 and December 31, 2019, respectively.
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
Segment revenue and Adjusted Gross Profit for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Technology	$25,487	$20,085	$50,186	$40,233
Professional Services	17,772	16,719	38,189	31,784
Total	$43,259	$36,804	$88,375	$72,017

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted Gross Profit
Technology	$17,493	$13,072	$34,462	$26,501
Professional Services	3,730	6,193	8,801	10,940
Total reportable segments Adjusted Gross Profit	21,223	19,265	43,263	37,441
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,093)	(171)	(2,085)	(352)
Post-acquisition restructuring costs(1)	—	—	—	(108)
Less other reconciling items:
Sales and marketing	(12,502)	(10,385)	(25,989)	(20,858)
Research and development	(12,061)	(9,710)	(25,149)	(19,732)
General and administrative	(8,113)	(6,146)	(17,814)	(12,320)
Depreciation and amortization	(3,094)	(2,216)	(5,971)	(4,528)
Debt extinguishment costs	(8,514)	—	(8,514)	(1,670)
Interest and other expense, net	(3,025)	(1,320)	(3,646)	(2,265)
Net loss before income taxes	$(27,179)	$(10,683)	$(45,905)	$(24,392)
____________________
(1)Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity.

18. Subsequent Events
Acquisition of Healthfinch, Inc.
On July 31, 2020, we completed a business combination by acquiring Healthfinch, Inc. (Healthfinch), a Madison, Wisconsin-based company that provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, pursuant to the Agreement and Plan of Merger (the Acquisition Agreement), dated July 8, 2020. We believe this acquisition will strengthen Health Catalyst’s existing Population Health capabilities.
Pursuant to the Acquisition Agreement, we acquired all of the equity interests in Healthfinch for preliminary consideration of approximately $45 million, consisting of approximately $17 million in cash and 796,370 shares of our common stock issued on the closing date at $34.90 per share. The final purchase price consideration will also include an estimate for contingent consideration based on certain earnout performance targets for Healthfinch during an earn-out period that ends on July 31, 2021. The fair value estimate of contingent consideration is in the early stages of analysis. The purchase price is also subject to certain working capital adjustments, which are expected to be finalized within 90 days of the closing date.
Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarterly period ended September 30, 2020.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Vitalware LLC Acquisition Agreement
On August 11, 2020, we entered into an acquisition agreement to acquire all of the equity interests in Vitalware LLC, a Delaware limited liability company, for an aggregate purchase price of approximately $120 million, consisting of approximately $70 million in cash and 1,487,210 shares of our common stock, plus a potential earnout of up to $30 million if certain earnout performance targets are met during an earnout period ending on March 31, 2021. We expect the acquisition, which is subject to customary closing conditions, will close in the third or fourth quarter of 2020.

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
Highlights from the three and six months ended June 30, 2020:
•We recognized total revenue of $43.3 million and $36.8 million for the three months ended June 30, 2020 and 2019, respectively, and $88.4 million and $72.0 million for the six months ended June 30, 2020 and 2019, respectively. The growth in revenue was primarily due to revenue from new customers and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(27.2) million and $(10.7) million for the three months ended June 30, 2020 and 2019, respectively, and $(44.7) million and $(24.4) million for the six months ended June 30, 2020 and 2019, respectively.
•Our Adjusted EBITDA was $(4.2) million and $(5.7) million for the three months ended June 30, 2020 and 2019, respectively, and $(10.2) million and $(12.4) million for the six months ended June 30, 2020 and 2019, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. COVID-19 has also disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. That said, we are also encouraged to witness growing evidence over the last couple of months that the healthcare provider ecosystem is increasingly more well equipped and prepared to respond to the ongoing pandemic, including through its treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization.

We are fortunate to have a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the impact of COVID-19 on our total revenue will be relatively muted in 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our all-access DOS subscription customers that have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has never been higher. We are pleased that we have experienced no DOS Subscription Customer churn as a result of COVID-19 and believe the factors mentioned above should help us continue to drive high levels of customer retention. Likewise, given these factors, we would anticipate minimal impact on our technology dollar-based retention as a result of COVID-19.

Many of our healthcare provider customers were challenged financially as the COVID-19 pandemic delayed higher margin elective procedures. In order to support our customers through the near-term financial strain they were experiencing, with the goal of strengthening our long-term customer partnerships, during the three and six months ended June 30, 2020, there were situations where we temporarily provided our Professional Services at a discounted rate. This resulted in lower Professional Services revenue growth, Adjusted Professional Services Gross Margin, and Professional Services net retention relative to historical performance. The temporary professional services discounts was the primary driver for the decrease in our Adjusted Professional Services Gross Margin from 37% for the three months ended June 30, 2019 to 21% for the three months ended June 30, 2020. We anticipate that these temporary discounts will also negatively impact our Adjusted Professional Services Gross Margin for the three months ended September 30, 2020, however, the impact should be limited compared to the three months ended June 30, 2020. We do not anticipate these temporary discounts to be significant beyond that time frame.
We signed multiple new DOS subscription customers during the first half of 2020. However, as a result of the financial and operational strain and procurement distraction realized by the majority of health systems in the first half of 2020 due to the COVID-19 pandemic, our first-half 2020 number of net new DOS subscription customer additions was lower than we originally anticipated entering the year.
Any negative impact to 2020 total revenue caused by the COVID-19 pandemic has resulted and may continue to result in a negative impact to our 2020 Adjusted EBITDA. We have and continue to plan to partially offset any negative total revenue impact through cost containment efforts, resulting in less of a negative Adjusted EBITDA impact compared to the negative total revenue impact. Importantly, in our response to the COVID-19 pandemic, we remain centrally committed to our team members, ensuring they stay at the center of the Health Catalyst Flywheel. As such, any cost containment efforts implemented will have a bias towards non-headcount related items.
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

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$43,259	$36,804	$88,375	$72,017
Adjusted Technology Gross Profit	$17,493	$13,072	$34,462	$26,501
Adjusted Technology Gross Margin	69%	65%	69%	66%
Adjusted Professional Services Gross Profit	$3,730	$6,193	$8,801	$10,940
Adjusted Professional Services Gross Margin	21%	37%	23%	34%
Total Adjusted Gross Profit	$21,223	$19,265	$43,263	$37,441
Total Adjusted Gross Margin	49%	52%	49%	52%
Adjusted EBITDA	$(4,188)	$(5,749)	$(10,159)	$(12,429)
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

See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$25,487	$17,772	$43,259
Cost of revenue, excluding depreciation and amortization	(8,197)	(14,932)	(23,129)
Gross profit, excluding depreciation and amortization	17,290	2,840	20,130
Add:
Stock-based compensation	203	890	1,093
Adjusted Gross Profit	$17,493	$3,730	$21,223
Gross margin, excluding depreciation and amortization	68%	16%	47%
Adjusted Gross Margin	69%	21%	49%

	Three Months Ended June 30, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$20,085	$16,719	$36,804
Cost of revenue, excluding depreciation and amortization	(7,044)	(10,666)	(17,710)
Gross profit, excluding depreciation and amortization	13,041	6,053	19,094
Add:
Stock-based compensation	31	140	171
Adjusted Gross Profit	$13,072	$6,193	$19,265
Gross margin, excluding depreciation and amortization	65%	36%	52%
Adjusted Gross Margin	65%	37%	52%

Adjusted Technology Gross Margin increased from 65% for the three months ended June 30, 2019 to 69% for the three months ended June 30, 2020. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin decreased from 37% for the three months ended June 30, 2019 to 21% for the three months ended June 30, 2020, due primarily to professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. While the majority of our professional services revenue is generated from data and analytic services and domain expertise services, the delivery mix between these services in a given quarter can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate and potentially decline in the near term due to changes in the mix of services we provide and additional compensation costs related to an increase in headcount.
We anticipate Adjusted Gross Margin will generally increase over the long term though it may fluctuate period to period.

The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$50,186	$38,189	$88,375
Cost of revenue, excluding depreciation and amortization	(16,103)	(31,094)	(47,197)
Gross profit, excluding depreciation and amortization	34,083	7,095	41,178
Add:
Stock-based compensation	379	1,706	2,085
Adjusted Gross Profit	$34,462	$8,801	$43,263
Gross margin, excluding depreciation and amortization	68%	19%	47%
Adjusted Gross Margin	69%	23%	49%

	Six Months Ended June 30, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$40,233	$31,784	$72,017
Cost of revenue, excluding depreciation and amortization	(13,796)	(21,240)	(35,036)
Gross profit, excluding depreciation and amortization	26,437	10,544	36,981
Add:
Stock-based compensation	64	288	352
Post-acquisition restructuring costs(1)	—	108	108
Adjusted Gross Profit	$26,501	$10,940	$37,441
Gross margin, excluding depreciation and amortization	66%	33%	51%
Adjusted Gross Margin	66%	34%	52%
__________________
(1)Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the 2018 acquisition of Medicity.
Adjusted Technology Gross Margin increased from 66% for the six months ended June 30, 2019 to 69% for the six months ended June 30, 2020. Adjusted Professional Services Gross Margin decreased from 34% for the six months ended June 30, 2019 to 23% for the six months ended June 30, 2020, due primarily to professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition transaction costs, change in fair value of contingent consideration liability, duplicate headquarters rent expense, and post-acquisition restructuring costs when they are incurred. Duplicate headquarters rent expense, added as a reconciling item in this period, relates to our corporate headquarters relocation announced in March 2020. For GAAP accounting purposes the new headquarters lease commenced in June 2020, however, the current headquarters lease does not end until December 31, 2020 and payments on the new headquarters lease are not required until the contractual lease commencement in January 2021. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(27,183)	$(10,694)	$(44,673)	$(24,414)
Add:
Interest and other expense, net	3,025	1,320	3,646	2,265
Loss on extinguishment of debt	8,514	—	8,514	1,670
Income tax provision (benefit)	4	11	(1,232)	22
Depreciation and amortization	3,094	2,216	5,971	4,528
Stock-based compensation	9,046	1,398	17,787	3,054
Acquisition transaction costs(1)	396	—	1,271	—
Change in fair value of contingent consideration liability(2)	(1,209)	—	(1,568)	—
Duplicate headquarters rent expense(3)	125	—	125	—
Post-acquisition restructuring costs(4)	—	—	—	446
Adjusted EBITDA	$(4,188)	$(5,749)	$(10,159)	$(12,429)
__________________
(1)Acquisition transaction costs relate to legal, diligence, valuation, and other third-party fees incurred as part of the acquisition of Able Health and Healthfinch, Inc. For additional details refer to Note 2 in our condensed consolidated financial statements.
(2)The change in fair value of contingent consideration liability relates to changes in the estimated fair value of shares of our common stock that will be issued if certain incremental billing targets for Able Health are met during an earn-out period that ends on December 31, 2020. For additional details refer to Note 7 in our condensed consolidated financial statements.
(3)Duplicate rent expense for our corporate headquarters relocation.
(4)Post-acquisition restructuring costs relate to severance charges following the 2018 acquisition of Medicity.

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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the six months ended June 30, 2020, our technology revenue and professional services revenue represented 57% and 43% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information.
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

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2020 and 2019, technology represented 59% and 55% of total revenue, respectively, and professional services represented 41% and 45%, of total revenue, respectively. For the six months ended June 30, 2020 and 2019, technology represented 57% and 56% of total revenue, respectively, and professional services represented 43% and 44%, of total revenue, respectively.
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

Interest and other expense, net
Interest and other expense, net primarily consists of interest income from our investment holdings and interest expense. Interest expense is primarily attributable to the Notes, our now extinguished term loan, and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. We are continuing to analyze these legislative developments and believe that the income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provides for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. We began deferring the social security payroll tax match in April 2020.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Technology	$25,487	$20,085	$50,186	$40,233
Professional services	17,772	16,719	38,189	31,784
Total revenue	43,259	36,804	88,375	72,017
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)	8,197	7,044	16,103	13,796
Professional services(1)(3)	14,932	10,666	31,094	21,240
Total cost of revenue, excluding depreciation and amortization	23,129	17,710	47,197	35,036
Operating expenses:
Sales and marketing(1)(3)	12,502	10,385	25,989	20,858
Research and development(1)(3)	12,061	9,710	25,149	19,732
General and administrative(1)(2)(4)(5)	8,113	6,146	17,814	12,320
Depreciation and amortization	3,094	2,216	5,971	4,528
Total operating expenses	35,770	28,457	74,923	57,438
Loss from operations	(15,640)	(9,363)	(33,745)	(20,457)
Loss on extinguishment of debt	(8,514)	—	(8,514)	(1,670)
Interest and other expense, net	(3,025)	(1,320)	(3,646)	(2,265)
Loss before income taxes	(27,179)	(10,683)	(45,905)	(24,392)
Income tax (benefit) provision	4	11	(1,232)	22
Net loss	$(27,183)	$(10,694)	$(44,673)	$(24,414)
__________________
(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$203	$31	$379	$64
Professional services	890	140	1,706	288
Sales and marketing	3,309	497	6,491	1,280
Research and development	2,080	213	3,962	435
General and administrative	2,564	517	5,249	987
Total	$9,046	$1,398	$17,787	$3,054

(2)Includes acquisition transaction costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acquisition transaction costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$—
Professional services	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	396	—	1,271	—
Total	$396	$—	$1,271	$—

(3)Includes post-acquisition restructuring costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Post-Acquisition Restructuring Costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$—
Professional services	—	—	—	108
Sales and marketing	—	—	—	306
Research and development	—	—	—	32
General and administrative	—	—	—	—
Total	$—	$—	$—	$446
(4)Includes the change in fair value of contingent consideration liability, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of contingent consideration liability:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$—
Professional services	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	(1,209)	—	(1,568)	—
Total	$(1,209)	$—	$(1,568)	$—

(5) Includes duplicate headquarters rent expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Duplicate Headquarters Rent Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—	$—
Professional services	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	125	—	125	—
Total	$125	$—	$125	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Technology	59%	55%	57%	56%
Professional services	41	45	43	44
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	19	19	18	19
Professional service	34	29	35	30
Total cost of revenue, excluding depreciation and amortization	53	48	53	49
Operating expenses
Sales and marketing	29	28	29	29
Research and development	28	26	29	28
General and administrative	19	17	20	17
Depreciation and amortization	7	6	7	6
Total operating expenses	83	77	85	80
Loss from operations	(36)	(25)	(38)	(29)
Loss on extinguishment of debt	(20)	—	(10)	(2)
Interest and other expense, net	(7)	(4)	(4)	(3)
Loss before income taxes	(63)	(29)	(52)	(34)
Income tax (benefit) provision	—	—	(1)	—
Net loss	(63)%	(29)%	(51)%	(34)%

Discussion of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$25,487	$20,085	$5,402	27%
Professional services	17,772	16,719	1,053	6%
Total revenue	$43,259	$36,804	$6,455	18%
Percentage of revenue:
Technology	59%	55%
Professional services	41	45
Total	100%	100%

Total revenue was $43.3 million for the three months ended June 30, 2020, compared to $36.8 million for the three months ended June 30, 2019, an increase of $6.5 million, or 18%.

Technology revenue was $25.5 million, or 59% of total revenue, for the three months ended June 30, 2020, compared to $20.1 million, or 55% of total revenue, for the three months ended June 30, 2019. The revenue growth was primarily from new DOS Subscription Customers and additional revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $17.8 million, or 41% of total revenue, for the three months ended June 30, 2020, compared to $16.7 million, or 45% of total revenue, for the three months ended June 30, 2019. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers. This growth was largely offset by professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$8,197	$7,044	$1,153	16%
Professional services	14,932	10,666	4,266	40%
Total cost of revenue, excluding depreciation and amortization	$23,129	$17,710	$5,419	31%
Percentage of total revenue	53%	48%
Cost of technology revenue, excluding depreciation and amortization, was $8.2 million for the three months ended June 30, 2020, compared to $7.0 million for the three months ended June 30, 2019, an increase of $1.2 million, or 16%. The increase in cost of technology revenue was primarily due to $0.7 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $0.3 million in salary and related personnel costs from an increase in cloud services and support headcount.
Cost of professional services revenue was $14.9 million for the three months ended June 30, 2020, compared to $10.7 million for the three months ended June 30, 2019, an increase of $4.3 million, or 40%. This increase was primarily due to a $4.0 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $0.8 million, which were partially offset by a decrease in travel-related expenses of $0.6 million.
Operating Expenses
Sales and marketing

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$12,502	$10,385	$2,117	20%
Percentage of total revenue	29%	28%
Sales and marketing expenses were $12.5 million for the three months ended June 30, 2020, compared to $10.4 million for the three months ended June 30, 2019, an increase of $2.1 million, or 20%. The increase was primarily due to a $2.8 million increase in stock-based compensation and a $0.8 million increase in the provision for credit losses, which were partially offset by a decrease in travel-related expenses of $0.8 million and a decrease in salary and related personnel costs of $0.4 million.

Sales and marketing expense as a percentage of total revenue increased from 28% for the three months ended June 30, 2019 to 29% for the three months ended June 30, 2020.
Research and development

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$12,061	$9,710	$2,351	24%
Percentage of total revenue	28%	26%
Research and development expenses were $12.1 million for the three months ended June 30, 2020, compared to $9.7 million for the three months ended June 30, 2019, an increase of $2.4 million, or 24%. The increase was primarily due to an increase of $1.9 million in stock-based compensation and an increase of $0.6 million in salary and related personnel costs from additional development team headcount.
Research and development expense as a percentage of revenue increased from 26% in the three months ended June 30, 2019 to 28% in the three months ended June 30, 2020.
General and administrative

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,113	$6,146	$1,967	32%
Percentage of total revenue	19%	17%
General and administrative expenses were $8.1 million for the three months ended June 30, 2020, compared to $6.1 million for the three months ended June 30, 2019, an increase of $2.0 million, or 32%. The increase was primarily due to increases of $2.0 million in stock-based compensation, $0.4 million in acquisition-related transaction costs, and insurance costs of $0.3 million, which were offset by the decrease in the fair value of our contingent consideration liability of $1.2 million.
General and administrative expense as a percentage of revenue increased from 17% in the three months ended June 30, 2019 to 19% in the three months ended June 30, 2020.
Depreciation and amortization

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$3,094	$2,216	$878	40%
Percentage of total revenue	7%	6%
Depreciation and amortization expenses were $3.1 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019, an increase of $0.9 million, or 40%. This increase was primarily due to the amortization of acquired intangible assets.
Depreciation and amortization expense as a percentage of revenue increased from 6% in the three months ended June 30, 2019 to 7% in the three months ended June 30, 2020.

Loss on extinguishment of debt

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$(8,514)	$—	$(8,514)	n/m(1)
__________________
(1)Not meaningful.
On April 14, 2020, we used $57.0 million of proceeds from the Notes offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminate the Credit Agreement. We recorded a loss on debt extinguishment of approximately $8.5 million during the three months ended June 30, 2020, including approximately $1.5 unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.
Interest and other expense, net

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$620	395	$225	57%
Interest expense	(3,709)	(1,735)	(1,974)	114%
Other income	64	20	44	220%
Total interest and other expense, net	$(3,025)	$(1,320)	$(1,705)	129%
Interest and other expense, net decreased $1.7 million, or 129%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. This decrease is primarily due to an increase in interest expense of $2.0 million due to the increase in net borrowings resulting from the Notes Offering that occurred in April 2020, which was partially offset by an increase in interest income of $0.2 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019 and net proceeds from the Notes offering.
Income tax provision

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$4	$11	$(7)	n/m(1)
__________________
(1)Not meaningful.
Income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.

Discussion of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$50,186	$40,233	$9,953	25%
Professional services	38,189	31,784	6,405	20%
Total revenue	$88,375	$72,017	$16,358	23%
Percentage of revenue:
Technology	57%	56%
Professional services	43	44
Total	100%	100%

Total revenue was $88.4 million for the six months ended June 30, 2020, compared to $72.0 million for the six months ended June 30, 2019, an increase of $16.4 million, or 23%.
Technology revenue was $50.2 million, or 57% of total revenue, for the six months ended June 30, 2020, compared to $40.2 million, or 56% of total revenue, for the six months ended June 30, 2019. The revenue growth was primarily from new DOS Subscription Customers and additional revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $38.2 million, or 43% of total revenue, for the six months ended June 30, 2020, compared to $31.8 million, or 44% of total revenue, for the six months ended June 30, 2019. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers. This growth was partially offset by professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$16,103	$13,796	$2,307	17%
Professional services	31,094	21,240	9,854	46%
Total cost of revenue, excluding depreciation and amortization	$47,197	$35,036	$12,161	35%
Percentage of total revenue	53%	48%
Cost of technology revenue, excluding depreciation and amortization, was $16.1 million for the six months ended June 30, 2020, compared to $13.8 million for the six months ended June 30, 2019, an increase of $2.3 million, or 17%. The increase in cost of technology revenue was primarily due to $1.5 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $0.6 million in salary and related personnel costs from an increase in cloud services and support headcount.

Cost of professional services revenue was $31.1 million for the six months ended June 30, 2020, compared to $21.2 million for the six months ended June 30, 2019, an increase of $9.9 million, or 46%. This increase was primarily due to a $8.3 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $1.4 million, which were partially offset by a decrease in travel-related expenses of $0.4 million.
Operating Expenses
Sales and marketing

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$25,989	$20,858	$5,131	25%
Percentage of total revenue	29%	29%
Sales and marketing expenses were $26.0 million for the six months ended June 30, 2020, compared to $20.9 million for the six months ended June 30, 2019, an increase of $5.1 million, or 25%. The increase was primarily due to a $5.2 million increase in stock-based compensation and a $0.9 million increase in the provision for credit losses, which were partially offset by a decrease in travel-related expenses of $0.6 million and a decrease in salary and related personnel costs of $0.7 million.
Sales and marketing expense as a percentage of total revenue remained consistent at 29% for the six months ended June 30, 2019 and for the six months ended June 30, 2020.
Research and development

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$25,149	$19,732	$5,417	27%
Percentage of total revenue	29%	28%
Research and development expenses were $25.1 million for the six months ended June 30, 2020, compared to $19.7 million for the six months ended June 30, 2019, an increase of $5.4 million, or 27%. The increase was primarily due to an increase of $3.5 million in stock-based compensation and an increase of $1.6 million in salary and related personnel costs from additional development team headcount.
Research and development expense as a percentage of revenue increased from 28% in the six months ended June 30, 2019 to 29% in the six months ended June 30, 2020.

General and administrative

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$17,814	$12,320	$5,494	45%
Percentage of total revenue	20%	17%
General and administrative expenses were $17.8 million for the six months ended June 30, 2020, compared to $12.3 million for the six months ended June 30, 2019, an increase of $5.5 million, or 45%. The increase was primarily due to increases of $4.3 million in stock-based compensation, $1.3 million in acquisition-related transaction costs, and insurance costs of $0.7 million, which were offset by the decrease in the fair value of our contingent consideration liability of $1.6 million.
General and administrative expense as a percentage of revenue increased from 17% in the six months ended June 30, 2019 to 20% in the six months ended June 30, 2020.
Depreciation and amortization

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$5,971	$4,528	$1,443	32%
Percentage of total revenue	7%	6%
Depreciation and amortization expenses were $6.0 million for the six months ended June 30, 2020, compared to $4.5 million for the six months ended June 30, 2019, an increase of $1.4 million, or 32%. This increase was primarily due to the amortization of acquired intangible assets.
Depreciation and amortization expense as a percentage of revenue increased from 6% in the six months ended June 30, 2019 to 7% in the six months ended June 30, 2020.
Loss on extinguishment of debt

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$(8,514)	$(1,670)	$(6,844)	n/m(1)
__________________
(1)Not meaningful.
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminate the Credit Agreement. We recorded a loss on debt extinguishment of debt of approximately $8.5 million during the six months ended June 30, 2020, including approximately $1.5 unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.
On February 6, 2019, we entered into the OrbiMed Credit Facility and simultaneously borrowed $50.0 million. The use of proceeds from the OrbiMed senior term loan included an immediate repayment of our $20.0 million term loan from SVB that required a prepayment premium of $0.5 million and the write-off of deferred debt issuance costs of $1.2 million, resulting in a $1.7 million loss on extinguishment of debt during the six months ended June 30, 2019.

Interest and other expense, net

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,608	688	$920	134%
Interest expense	(5,313)	(2,982)	(2,331)	78%
Other income	59	29	30	103%
Total interest and other expense, net	$(3,646)	$(2,265)	$(1,381)	61%
Interest and other expense, net increased $1.4 million, or 61%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. This increase is primarily due to an increase in interest expense of $2.3 million due to the increase in net borrowings resulting from the Notes Offering that occurred in April 2020, which was partially offset by an increase in interest income of $0.9 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019 and net proceeds from the Notes Offering.
Income tax provision

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(1,232)	$22	$(1,254)	n/m(1)
__________________
(1)Not meaningful.
Income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $1.2 million recorded for the six months ended June 30, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $1.3 million that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of June 30, 2020, we had cash, cash equivalents, and short-term investments of $353.1 million, which were held for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our 2019 IPO, and our recent offering of convertible senior notes. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, and development activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Convertible Senior Notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (the Notes), pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
The Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, with the form of consideration determined at our election. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock).
Capped Calls
On April 8, 2020, concurrently with the pricing of the Notes, we entered into privately negotiated capped call transactions (the Base Capped Calls) with certain financial institutions, or option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price.
Refer to Note 9 of our condensed consolidated financial statements for additional details regarding the private offering of the Notes and the Capped Calls.
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

SVB revolving line of credit
In June 2016, we signed a Loan and Security Agreement with SVB which established a revolving line of credit based on a formula amount. On February 6, 2019, we amended the Loan Agreement with SVB which reduced the revolving line of credit to a current maximum of $5.0 million with an obligation to maintain a minimum of $5.0 million cash or cash equivalents on deposit with SVB to maintain the assurance of future credit availability. The line may be increased to $10.0 million upon request and approval by SVB. The maturity date of the revolving line of credit was amended to be February 6, 2021.
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(17,520)	$(13,641)
Net cash used in investing activities	(56,684)	(30,214)
Net cash provided by financing activities	160,366	36,243
Effect of exchange rate changes	(9)	—
Net increase (decrease) in cash and cash equivalents	$86,153	$(7,612)
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2020, net cash used in operating activities was $17.5 million, which included a net loss of $44.7 million. Non-cash adjustments primarily consisted of $6.0 million in depreciation and amortization of property, equipment, and intangible assets, $17.8 million in stock-based compensation, the $8.5 million loss on extinguishment of debt, the $2.5 million amortization of debt discount and issuance costs, the $1.6 million change in fair value of contingent consideration liability, and the $1.3 million deferred tax benefit.
For the six months ended June 30, 2019, net cash used in operating activities was $13.6 million, which included a net loss of $24.4 million. Non-cash charges primarily consisted of $4.5 million in depreciation and amortization of property, equipment, and intangible assets, $3.1 million in stock-based compensation, and the $1.7 million loss on extinguishment of debt.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 of $56.7 million was primarily due to $163.3 million used to purchase short-term investments, the net cash consideration used to acquire Able Health of $15.2 million, and $2.2 million in purchases of property, equipment, and intangible assets, reduced by the $124.2 million provided from the sale and maturity of short-term investments.
Net cash used in investing activities for the six months ended June 30, 2019 of $30.2 million primarily was due to $40.5 million used to purchase short-term investments and $2.0 million in purchases of property, equipment, and intangible assets, reduced by $12.3 million provided from the sale and maturity of short-term investments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 of $160.4 million was primarily the result of $222.5 million in net proceeds from the private offering of the Notes, $15.0 million in stock option exercise proceeds, and $2.4 million in proceeds from our ESPP, reduced by the $57.0 million payoff of the OrbiMed Credit Facility, $21.7 million used to purchase Capped Calls, including issuance costs, and the $0.7 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the six months ended June 30, 2019 of $36.2 million was primarily the result of $47.2 million in net proceeds drawn under the OrbiMed Credit Facility, $12.1 million in proceeds from the sale and issuance of Series F redeemable convertible preferred stock, and $1.6 million in stock option exercise proceeds, reduced by the $21.8 million payoff of the SVB debt, and $0.8 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
Lease agreement for new headquarters
During the three months ended June 30, 2020, we entered into a lease for office space in South Jordan, Utah, that will become our new company headquarters. This new lease will require future lease payments of approximately $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options. Lease payments will commence beginning January 1, 2021, however, we took initial possession of the first 64,910 square feet of the new headquarters in June 2020 to begin leasehold improvements, resulting in the accounting lease commencement date for this first phase. According to the terms of this new lease agreement our leased square footage will expand between 2022 and 2023 resulting in approximately $2.8 million of additional required future lease payments. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met. We also anticipate greater than $10.0 million of capital expenditure for leasehold improvements, computer equipment, and furniture and fixtures for the new headquarters.
Refer to Note 14 of our condensed consolidated financial statements for additional details regarding this new lease commitment.

The following table presents a summary of our payments due under contractual arrangements as of June 30, 2020, including the new operating lease described above:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

	(in thousands)
Convertible senior notes(1)	$258,750	$5,750	$11,500	$241,500	$—
Operating lease obligations(2)	37,611	3,392	6,845	6,714	20,660
Acquisition-related consideration	3,250	3,250	—	—	—
Total	$299,611	$12,392	$18,345	$248,214	$20,660
__________________
(1)On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025. The contractual commitment amounts above include interest payments of $28.8 million.
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
Private offering of convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
We used $57.0 million of proceeds from the Notes Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement with OrbiMed, dated February 6, 2019, as amended, and terminate the Credit Agreement, which had provided us with a term loan of up to $80.0 million due on February 6, 2024, at an interest rate of the higher of LIBOR plus 7.5% and 10.0%.
Refer to Note 9 of our condensed consolidated financial statements for additional details regarding the private offering of the Notes and related events.
There have been no other material changes to our contractual obligations since December 31, 2019.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

JOBS Act Accounting Election
We currently meet the definition of an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
On the last business day of our second quarter in fiscal year 2020, the aggregate worldwide market value of shares of common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2020, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $353.1 million as of June 30, 2020, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2020, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity, or otherwise recognized in our condensed consolidated statement of operations, if an investment in an available-for-sale debt security is in a loss position and the loss is attributable to a decline in credit quality.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.

A holder may convert all or any portion of its Notes, at its option, subject to certain conditions and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, with the form of consideration determined at our election. Noteholders will have the right to require us to repurchase all or a portion of their notes at 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, upon the occurrence of certain events. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). If the Notes have not previously been converted, redeemed or repurchased, we will be required to repay the Notes in cash at maturity.

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

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority or by other agreements governing our future indebtedness. Our failure to repurchase Notes upon the occurrence of certain events or to pay cash upon conversion or at maturity of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the occurrence of certain events that allow Noteholders to require repurchase could also lead to a default under agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

We are subject to counterparty risk with respect to the Capped Calls.

In connection with the issuance of the Notes, we entered into the Capped Calls with certain option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the Capped Calls.

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

The Capped Calls may affect the value of our common stock.
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
We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state income tax purposes. Certain provisions of the Tax Act (as defined below), as amended by the CARES Act, also limit the use of NOLs, as discussed further below. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act contains, among other things, significant changes to corporate taxation, including (i) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses) (increased to 50% by the CARES Act for taxable years beginning in 2019 and 2020), (iii) a limitation of the deduction for NOLs in taxable years beginning after December 31, 2020 to 80% of current year taxable income in respect of NOLs generated during or after 2018 and elimination of net operating loss carrybacks for NOLs arising in tax years ending after December 31, 2020, (iv) a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) a modification or repeal of many business deductions and credits. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act (as modified by the CARES Act) limits a taxpayer’s ability to utilize federal NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback of federal NOLs arising in tax years ending after December 31, 2020 is generally prohibited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act and CARES Act may have on our results of operations and financial condition.

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
We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $21.6 million of the net proceeds to pay the cost of the capped call transactions related thereto and $57.0 million of the net proceeds to prepay in full all outstanding indebtedness, including prepayment penalties, under our credit agreement with OrbiMed. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

4.1	Indenture, dated as of April 14, 2020, by and between Health Catalyst, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	April 14, 2020

4.2	Form of Global Note, representing Health Catalyst, Inc.'s 2.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	4.2	April 14, 2020

4.3	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1	Form of Confirmation for Capped Call Transactions.	8-K	10.1	April 14, 2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ J. Patrick Nelli	Chief Financial Officer	August 11, 2020
J. Patrick Nelli	(Principal Financial Officer and Principal Accounting Officer)