Form 10-Q
period 2020-09-30
Health Catalyst, Inc.
filed 2020-11-10
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2020, the Registrant had 42,498,469 shares of common stock outstanding.

HEALTH CATALYST, INC.

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67
Item 4.	Controls and Procedures	68
Part II. Other Information
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	107
Item 6.	Exhibits	108
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,239	$18,032
Short-term investments	163,898	210,245
Accounts receivable, net(1)	36,339	27,570
Prepaid expenses and other assets	11,290	8,392
Total current assets	322,766	264,239
Property and equipment, net	5,319	4,295
Intangible assets, net	105,926	25,535
Operating lease right-of-use assets	25,833	3,787
Goodwill	107,822	3,694
Other assets	2,997	810
Total assets	$570,663	$302,360
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,189	$3,622
Accrued liabilities	14,061	8,944
Acquisition-related consideration payable(1)	3,214	2,192
Deferred revenue(1)	35,090	30,653
Operating lease liabilities	2,425	2,806
Contingent consideration liabilities	5,893	—
Total current liabilities	65,872	48,217
Long-term debt	166,200	48,200
Acquisition-related consideration payable, net of current portion(1)	—	1,860
Deferred revenue, net of current portion	1,635	1,459
Operating lease liabilities, net of current portion	24,245	1,654
Contingent consideration liabilities, net of current portion	10,279	—
Other liabilities	2,817	326
Total liabilities	271,048	101,716

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 42,239,922 and 36,678,854 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	42	37
Additional paid-in capital	982,139	811,049
Accumulated deficit	(682,632)	(610,514)
Accumulated other comprehensive income	66	72
Total stockholders’ equity	299,615	200,644
Total liabilities and stockholders’ equity	$570,663	$302,360
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue(1):
Technology	$27,964	$21,160	$78,150	$61,393
Professional services	19,227	18,263	57,416	50,047
Total revenue	47,191	39,423	135,566	111,440
Cost of revenue, excluding depreciation and amortization:
Technology	9,045	6,740	25,148	20,536
Professional services	15,307	11,892	46,401	33,132
Total cost of revenue, excluding depreciation and amortization	24,352	18,632	71,549	53,668
Operating expenses:
Sales and marketing	14,629	14,721	40,618	35,579
Research and development	13,390	13,477	38,539	33,209
General and administrative	13,297	11,013	31,111	23,333
Depreciation and amortization	4,981	2,316	10,952	6,844
Total operating expenses	46,297	41,527	121,220	98,965
Loss from operations	(23,458)	(20,736)	(57,203)	(41,193)
Loss on extinguishment of debt	—	—	(8,514)	(1,670)
Interest and other expense, net	(3,854)	(659)	(7,500)	(2,924)
Loss before income taxes	(27,312)	(21,395)	(73,217)	(45,787)
Income tax (benefit) provision	14	21	(1,218)	43
Net loss	$(27,326)	$(21,416)	$(71,999)	$(45,830)
Less: accretion of redeemable convertible preferred stock	—	18,170	—	180,826
Net loss attributable to common stockholders	$(27,326)	$(39,586)	$(71,999)	$(226,656)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(1.40)	$(1.87)	$(17.78)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	40,292	28,223	38,517	12,750

__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(27,326)	$(21,416)	$(71,999)	$(45,830)

Other comprehensive income (loss):
Change in unrealized gain on investments	(128)	(21)	(18)	(11)
Change in foreign currency translation adjustment	19	—	12
Comprehensive loss	$(27,435)	$(21,437)	$(72,005)	$(45,841)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	—	$—	38,729,662	$39	$889,054	$(655,306)	$175	$233,962
Issuance of common stock as consideration for acquisitions	—	—	2,079,567	2	69,123	—	—	69,125
Vesting of restricted stock units and restricted shares	—	—	82,641	—	—	—	—	—
Exercise of stock options	—	—	1,348,052	1	14,382	—	—	14,383
Stock-based compensation	—	—	—	—	9,580	—	—	9,580
Net loss	—	—	—	—	—	(27,326)	—	(27,326)
Other comprehensive loss	—	—	—	—	—	—	(109)	(109)
Balance as of September 30, 2020	—	$—	42,239,922	$42	$982,139	$(682,632)	$66	$299,615

	Three Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	23,151,481	$584,574	5,002,426	$5	$—	$(557,163)	$9	$(557,149)
Exercise of stock options	—	—	78,357	—	552	—	—	552
Stock-based compensation	—	—	—	—	9,974	—	—	9,974
Accretion of redeemable convertible preferred stock	—	18,170	—	—	(501)	(17,669)	—	(18,170)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Initial public offering, net of underwriters’ discounts, commissions, and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Net loss	—	—	—	—	—	(21,416)	—	(21,416)
Other comprehensive loss	—	—	—	—	—	—	(21)	(21)
Balance as of September 30, 2019	—	$—	36,472,223	$36	$802,777	$(596,248)	$(12)	$206,553

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)(unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Adoption of the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Issuance of common stock as consideration for acquisitions	—	—	2,190,229	2	72,455	—	—	72,457
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls concurrent with issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under employee stock purchase plan	—	—	97,113	—	2,408	—	—	2,408
Vesting of restricted stock units and restricted shares	—	—	157,333	—	—	—	—	—
Exercise of stock options	—	—	3,116,393	3	29,390	—	—	29,393
Stock-based compensation	—	—	—	—	27,367	—	—	27,367
Net loss	—	—	—	—	—	(71,999)	—	(71,999)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance as of September 30, 2020	—	$—	42,239,922	$42	$982,139	$(682,632)	$66	$299,615

	Nine Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Exercise of stock options	—	—	301,427	—	2,177	—	—	2,177
Stock-based compensation	—	—	—	—	13,028	—	—	13,028
Accretion of redeemable convertible preferred stock	—	180,826	—	—	(5,180)	(175,646)	—	(180,826)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Initial public offering, net of underwriters’ discounts, commissions, and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Net loss	—	—	—	—	—	(45,830)	—	(45,830)
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Balance as of September 30, 2019	—	$—	36,472,223	$36	$802,777	$(596,248)	$(12)	$206,553

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(71,999)	$(45,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,952	6,844
Loss on extinguishment of debt	8,514	1,670
Amortization of debt discount and issuance costs	5,260	797
Non-cash operating lease expense	2,865	2,696
Investment discount and premium amortization	854	(443)
Provision for expected credit losses	822	—
Stock-based compensation expense	27,283	13,028
Deferred tax benefit	(1,280)	—
Change in fair value of contingent consideration liabilities	(1,004)	—
Other	85	(36)
Change in operating assets and liabilities:
Accounts receivable, net	(4,450)	(3,323)
Prepaid expenses and other assets	(2,937)	(1,362)
Accounts payable, accrued liabilities, and other liabilities	6,567	1,661
Deferred revenue	(838)	7,601
Operating lease liabilities	(2,701)	(2,426)
Net cash used in operating activities	(22,007)	(19,123)

Cash flows from investing activities
Purchase of short-term investments	(163,346)	(221,444)
Proceeds from the sale and maturity of short-term investments	208,467	37,277
Acquisition of businesses, net of cash acquired	(102,471)	—
Purchases of property and equipment	(2,071)	(1,658)
Purchase of intangible assets	(1,249)	(1,747)
Proceeds from the sale of property and equipment	10	40
Net cash used in investing activities	(60,660)	(187,532)

Cash flows from financing activities
Proceeds from convertible senior notes, net of issuance costs	222,482	—
Purchase of capped calls concurrent with issuance of convertible senior notes	(21,743)	—
Proceeds from credit facilities, net of debt issuance costs	—	47,169
Repayment of credit facilities	(57,043)	(21,821)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	194,649

Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	12,073
Proceeds from exercise of stock options	29,393	2,177
Proceeds from employee stock purchase plan	3,528	1,216
Payments of acquisition-related consideration	(748)	(773)
Payments of deferred offering costs	—	(4,407)
Net cash provided by financing activities	175,869	230,283
Effect of exchange rate changes	5	—
Net increase in cash and cash equivalents	93,207	23,628

Cash and cash equivalents at beginning of period	18,032	28,431
Cash and cash equivalents at end of period	$111,239	$52,059

Supplemental disclosures of non-cash investing and financing information
Redeemable convertible preferred stock accretion	$—	$180,826
Deferred offering costs included in accounts payable and accrued liabilities	—	203
Purchase of intangible assets included in accounts payable and accrued liabilities	—	1,304
Purchase of property and equipment included in accounts payable and accrued liabilities	1,364	155
Operating lease right-of-use assets obtained in exchange for operating lease obligations	24,456	581

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
Reclassifications
Certain prior year amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. A reclassification was made to separately present the non-cash operating lease expense as a non-cash reconciling adjustment from net loss and the change in the operating lease liabilities due to cash payments as a change in operating assets and liabilities. This net change is not material and does not affect previously reported net cash used in operating activities in the condensed consolidated statements of cash flows. This reclassification had no effect on our other condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019.
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of September 30, 2020, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, our interim condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. Our condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Since we have the intent and ability to settle the principal amount of our convertible senior notes in cash and any excess in shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income (loss) per share, if applicable. The conversion spread has a potentially dilutive impact when the average market price of our common stock for a given period exceeds $30.60 per share. The capped calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

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
Technology revenue
Technology revenue primarily consists of subscription fees charged to customers for access to use our technology. We provide customers access to our technology through either an all-access or limited-access, modular subscription. The majority of our subscription arrangements are cloud-based and do not provide customers the right to take possession of the technology or contain a significant penalty if the customer were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the customer. Most of our DOS subscription contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of September 30, 2020 and December 31, 2019, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $1.9 million and $2.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of September 30, 2020 and December 31, 2019, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $36.7 million and $32.1 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred Costs
We capitalize sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of September 30, 2020, $0.4 million of deferred commissions are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. The remaining $1.1 million of deferred commissions are included in non-current other assets.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of September 30, 2020 and December 31, 2019, $0.3 million and $0.9 million, respectively, of deferred fulfillment costs were included in prepaid expenses and other assets on the condensed consolidated balance sheets. Amortization of deferred fulfillment costs is included within cost of revenue in the condensed consolidated statements of operations.
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

Allowance for Credit Losses on Accounts Receivable
Balance at January 1, 2020	$534
Current period provision for expected credit losses	822
Less: Write-offs, net of recoveries	(170)
Balance at September 30, 2020	$1,186
Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	2-3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Computer software	2-3 years
Capitalized internal-use software costs	2-3 years
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining life of the primary long-lived asset in that group plus any residual value. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows plus residual value, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. We did not incur any long-lived impairment charges for the three and nine months ended September 30, 2020 and 2019.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Intangible assets
Intangible assets include developed technologies, customer relationships, customer contract backlog, and trademarks that were acquired in business combinations and asset acquisitions. Intangible assets also include the purchase of third-party computer software. The intangible assets are amortized using the straight-line method over the assets’ estimated useful lives. The estimated useful life of each asset category is as follows:

Developed technologies	2-10 years
Customer relationships and contract backlog	2-7 years
Computer software licenses	2-5 years
Trademarks	2-5 years
Goodwill
We continually evaluate potential acquisitions that either strategically fit within our existing portfolio or expand our portfolio into new product lines or adjacent markets. We have completed a number of acquisitions that have been accounted for as business combinations under ASC 805, Business Combinations, and have resulted in the recognition of goodwill in our condensed consolidated financial statements. This goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, customer relationships, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is assessed for impairment annually or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist.
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
Business combinations
We account for an acquisition as a business combination if we obtain control of a business. Assets and liabilities acquired in a business combination generally are recorded at fair value and any associated acquisition costs are expensed as incurred in general and administrative expenses. Fair value estimates related to business combinations are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Significant estimation is required by management in determining the fair value of the customer relationship intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. Significant inputs include the amount of cash flows, the expected period of the cash flows, and the discount rates. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, customer attrition rates, amount and expected period of cash flows, replacement costs, and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
During the three and nine months ended September 30, 2020, we expensed $1.4 million and $2.7 million, respectively, of acquisition transaction costs related to acquisitions as incurred that are included in general and administrative expense in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Contingent consideration liabilities
Our acquisition consideration in business combinations may include an estimate for contingent consideration that will be paid if certain earn-out performance targets are met. The resulting contingent consideration liabilities are categorized as a Level 3 fair value measurement because we estimate projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios. Changes to the unobservable inputs could have a material impact on our condensed consolidated financial statements. We value the expected contingent consideration and the corresponding liabilities using the Monte Carlo method based on estimates of potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and volatility in the fair value of our common stock.
The portion of the contingent consideration liabilities that will be settled in shares of our common stock are classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to paid in cash are classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations.
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $2.2 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively, and $3.2 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Awards that contain both service-based and performance conditions were recognized using the accelerated attribution method once the performance condition is probable of occurring. The service-based condition is generally a service period of four years.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at September 30, 2020 and December 31, 2019. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
All of our financial instruments are valued using quoted prices in active markets or based on other observable inputs. For Level 2 securities, we use a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, and corroborative information. Our contingent consideration liabilities are categorized as a Level 3 fair value measurement because we estimate projections during the earn out period utilizing various potential pay-out scenarios.
Leases
We determine if an arrangement is a lease and determine the lease classification as of the lease commencement date. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liabilities, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. We have adopted the short-term lease recognition exemption policy. All of our leasing commitments are classified either as operating leases or otherwise qualify as short-term leases with lease terms of 12 months or less.
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
Credit losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which required the measurement and recognition of expected credit losses for certain financial instruments, which includes our accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates, which results in earlier recognition of credit losses. We adopted ASU 2016-13 effective January 1, 2020. The adoption of the standard did not have a material impact on our condensed consolidated financial statements. The adoption adjustment was recorded to our accumulated deficit, as seen in our condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

2. Business Combinations
The business acquisitions discussed below are included in our results of operations from their respective dates of acquisition.
Able Health, Inc.
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
The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include tax-related matters, including tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and nine months ended September 30, 2020.

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
The post-acquisition revenue of Able Health is not presented as the amount was not significant to our results of operations for the three and nine months ended September 30, 2020. Net income (loss) information for Able Health after the acquisition date through September 30, 2020 is not presented as the acquired business was integrated into our operations immediately following the acquisition and is impractical to quantify.
Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021, with an initial fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch.
The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include tax-related matters, including tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended September 30, 2020.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Healthfinch (in thousands):

Assets acquired:
Accounts receivable	$1,408
Prepaid expenses and other assets	347
Developed technologies	8,100
Customer relationships and contract backlog	10,000
Trademarks	200
Total assets acquired	20,055
Less liabilities assumed:
Accounts payable and other current liabilities	408
Deferred revenue	2,100
Total liabilities assumed	2,508
Total assets acquired, net	17,547
Goodwill	32,960
Total consideration transferred, net of cash acquired	$50,507
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include customer relationships and contract backlog, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, three years, and two years, respectively. The resulting goodwill from the Healthfinch acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
The post-acquisition revenue of Healthfinch is not presented as the amount was not significant to our results of operations for the three and nine months ended September 30, 2020. Net income (loss) information for Healthfinch after the acquisition date through September 30, 2020 is not presented as the acquired business was integrated into our operations immediately following the acquisition and is impractical to quantify.
Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers results for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ends on March 31, 2021, with an initial fair value of $8.3 million. The acquisition consideration is subject to certain working capital escrow adjustments. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware.
An additional 203,997 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares will be recognized as post-combination stock-based compensation expense on a straight-line basis over the 12-month vesting term. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one-year anniversary of the acquisition closing date. Refer to Note 12 for additional details related to our stock-based compensation.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the potential impact of net working capital adjustments on the acquisition consideration. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended September 30, 2020.
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Vitalware (in thousands):

Assets acquired:
Accounts receivable	$3,220
Prepaid expenses and other assets	469
Developed technologies	18,000
Customer relationships and contract backlog	43,000
Trademarks	1,400
Total assets acquired	66,089
Less liabilities assumed:
Accounts payable and other current liabilities	766
Deferred revenue	2,589
Total liabilities assumed	3,355
Total assets acquired, net	62,734
Goodwill	56,443
Total consideration transferred, net of cash acquired	$119,177
The acquired intangible assets were valued utilizing an income approach, and include customer relationships, contract backlog, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, two years, four years, and for trademarks two to five years, respectively. The resulting goodwill from the Vitalware acquisition was fully allocated to the technology reporting unit and is deductible for income tax purposes.
The post-acquisition revenue of Vitalware was $0.9 million for the three months ended September 30, 2020. Net income (loss) information for Vitalware after the acquisition date through September 30, 2020 is not presented as the acquired business was integrated into our operations immediately following the acquisition and is impractical to quantify.
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the three and nine months ended September 30, 2020 and 2019 as if the acquisitions of Able Health, Healthfinch, and Vitalware had taken place on January 1, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total pro forma revenues	$52,525	$44,745	$154,363	$123,998
Pro forma net loss	(27,159)	(28,828)	(83,233)	(69,303)
The unaudited pro forma information is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019 or to project potential results as of any future date or for any future periods.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The nature and amount of material, nonrecurring pro forma adjustments directly attributable to these acquisitions which are included in the pro forma revenues or net loss, as applicable, are attributable to fair value adjustments to deferred revenues, amortization of acquired intangible assets, acquisition-related income tax considerations, and acquisition transaction costs that had a net impact on the pro forma combined net loss of $0.2 million and $7.4 million for three months ended September 30, 2020 and 2019, respectively, and $11.2 million and $23.5 million for the nine months ended September 30, 2020 and 2019, respectively.

3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recurring technology	$27,964	$21,160	$78,150	$61,393
Professional services	19,227	18,263	57,416	50,047
Total revenue	$47,191	$39,423	$135,566	$111,440
For the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2020 and 2019, less than 0.1% of revenue was related to contracts with customers located outside of the United States.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services.
Goodwill by reporting unit is as follows (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Technology	$107,040	$2,912
Professional services	782	782
Total goodwill	$107,822	$3,694

As of September 30, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$69,729	$(21,911)	$47,818
Customer relationships and contracts	57,764	(4,444)	53,320
Computer software licenses	7,291	(4,115)	3,176
Trademarks	1,700	(88)	1,612
Total intangible assets	$136,484	$(30,558)	$105,926

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

The increase in goodwill and intangible assets is primarily due to our acquisitions of Able Health, Healthfinch, and Vitalware during the nine months ended September 30, 2020. There was no impairment of goodwill or intangible assets for the three and nine months ended September 30, 2020 and 2019.
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $4.3 million and $1.6 million for the three months ended September 30, 2020, and 2019, respectively, and $8.8 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Computer equipment	$7,794	$7,951
Leasehold improvements	4,182	2,234
Furniture and fixtures	1,041	1,030
Capitalized internal-use software costs	2,617	1,866
Computer software	958	972
Capital lease equipment	37	37
Total property and equipment	16,629	14,090
Less: accumulated depreciation	(11,310)	(9,795)
Property and equipment, net	$5,319	$4,295
Our long-lived assets are located in the United States. Depreciation expense totaled $0.7 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.

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
We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have significant realized gains or losses on investments during the three and nine months ended September 30, 2020 and 2019. We measure the fair value of investments on a recurring basis.
Accrued interest receivables related to our available-for-sale securities of $0.7 million and $0.9 million as of September 30, 2020 and December 31, 2019 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of September 30, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$100,913	$—	$—	$100,913	$100,913	$—
U.S. Treasury notes	49,571	23	—	49,594	—	49,594
Commercial paper	51,883	—	—	51,883	—	51,883
Corporate bonds	59,364	30	(1)	59,393	—	59,393
Asset-backed securities	3,027	1	—	3,028	—	3,028
Total	$264,758	$54	$(1)	$264,811	$100,913	$163,898
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
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2020 and December 31, 2019, there were no material unrealized losses due to credit-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 were as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$100,913	$—	$—	$100,913
U.S. Treasury notes	49,594	—	—	49,594
Commercial paper	—	51,883	—	51,883
Corporate bonds	—	59,393	—	59,393
Asset-backed securities	—	3,028	—	3,028
Contingent consideration	—	—	(16,172)	(16,172)
Total	$150,507	$114,304	$(16,172)	$248,639
Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$17,175	$—	$—	$17,175
U.S. Treasury notes	58,164	—	—	58,164
Commercial paper	—	46,973	—	46,973
Corporate bonds	—	65,000	—	65,000
Asset-backed securities	$—	$40,108	$—	$40,108
Total	$75,339	$152,081	$—	$227,420
As of December 31, 2019, there were no liabilities measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020 and 2019.
The Able Health acquisition consideration includes an estimate for contingent consideration of up to 145,036 shares of our common stock that will be issued if certain incremental billing targets for Able Health are met during an earn-out period that ends on December 31, 2020. The Healthfinch acquisition consideration includes an estimate for contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021. The Healthfinch contingent consideration will be paid in a combination of cash and shares of our common stock in the same proportion as the initial acquisition consideration. The Vitalware acquisition consideration includes an estimate for contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ends on March 31, 2021. The Vitalware contingent consideration will be paid in a combination of approximately 50% cash and 50% in shares of our common stock.
The resulting contingent consideration liabilities are categorized as Level 3 fair value measurements. The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which is measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$—
Initial contingent consideration liabilities from acquisitions (see Note 2)	17,176
Change in fair value of contingent consideration liabilities	(1,004)
Balance at September 30, 2020	$16,172

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued liabilities
As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Accrued compensation and benefit expenses	$7,041	$4,278
Interest payable	2,636	—
Other accrued liabilities	4,384	4,666
Total accrued liabilities	$14,061	$8,944

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
During the three and nine months ended September 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30, 2020
Principal	$230,000
Less: Unamortized debt discount	(58,763)
Less: Unamortized issuance costs	(5,037)
Net carrying amount	$166,200
The net carrying value of the equity component of the Notes was as follows (in thousands):

September 30, 2020
Proceeds allocated to the conversion option (debt discount)	$63,270
Less: Issuance costs	(2,057)
Net carrying amount	$61,213

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contractual interest expense	$1,437	$2,635
Amortization of debt issuance costs and discount	2,720	4,931
Total	$4,157	$7,566
Based on the closing price of our common stock of $36.60 on September 30, 2020, the if-converted value of the Notes was $45.1 million more than their respective principal amount.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2020 and December 31, 2019, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 42,239,922 and 36,731,632 shares were legally issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. The shares legally issued and outstanding as of December 31, 2019 included 52,778 shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes were not considered to be outstanding shares of common stock. These notes were repaid in full by the former employees during the nine months ended September 30, 2020, and the shares issued are included in the outstanding shares of common stock for accounting purposes as of September 30, 2020. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2020.

11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(27,326)	$(39,586)	$(71,999)	$(226,656)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	40,292,380	28,222,555	38,517,272	12,749,903
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(1.40)	$(1.87)	$(17.78)

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended September 30, 2020 and 2019, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, convertible senior notes, restricted shares, and purchase rights committed or shares issued under our employee stock purchase plan were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of September 30,
	2020	2019
Common stock options	4,530,982	7,923,437
Restricted stock units	2,107,714	257,278
Shares related to convertible senior notes	743,665	—
Restricted shares	370,639	—
Employee stock purchase plan	84,166	138,470
Total potentially dilutive securities	7,837,166	8,319,185
The conversion spread of the Notes will have a potentially dilutive impact when the average market price of our common stock for a given period exceeds the conversion price of $30.60 per share. The shares related to the Notes in the table above are calculated based on the average market price of our common stock for the three months ended September 30, 2020. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

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
As of September 30, 2020 and December 31, 2019, there were 13,109,459 and 11,272,878 shares authorized for grant, respectively, and 2,597,856 and 2,309,370 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the Stock Incentive Plan).
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Two-tier employee stock-based awards contain both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the company or (ii) upon the occurrence of our initial public offering. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense was recorded related to two-tier stock-based awards until the performance condition became probable of occurring. Awards which contain both service-based and performance conditions were recognized using the accelerated attribution method once the performance condition was probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO, we recorded cumulative share-based compensation expense using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.
The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to our IPO, the absence of an active market for our common stock required us to estimate the fair value of our common stock for purposes of granting stock-based awards, including stock options and RSUs, and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies when our own historical volatility is not available for a sufficient time period. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimate the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock-based awards outstanding at September 30, 2020 and December 31, 2019 are expected to vest according to their specific schedules.
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
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	$1,775	$8,907	$6,251	$11,961
Restricted stock units	5,374	666	15,784	666
Employee stock purchase plan	450	401	1,418	401
Restricted shares	1,897	—	3,830	—
Total stock-based compensation	$9,496	$9,974	$27,283	$13,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,099	$370	$3,184	$722
Sales and marketing	3,233	1,358	9,724	2,639
Research and development	2,025	3,067	5,987	3,502
General and administrative	3,139	5,179	8,388	6,165
Total stock-based compensation	$9,496	$9,974	$27,283	$13,028
We capitalized $0.1 million of stock-based compensation as internal-use software for the three and nine months ended September 30, 2020.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock Options
There were no stock options granted during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. The fair value of the options granted during the nine months ended September 30, 2019 was estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Nine Months Ended September 30, 2019
Expected volatility	43.8%-44.5%
Expected term (in years)	6.3
Risk-free interest rate	2.4%-2.5%
Expected dividends	—
A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2020, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	7,847,716	$10.67
Options exercised	(3,116,393)	9.43
Options cancelled/forfeited	(200,341)	11.73
Outstanding at September 30, 2020	4,530,982	$11.48	7.2	$113,836
Vested and expected to vest as of September 30, 2020	4,530,982	$11.48	7.2	$113,836
Vested and exercisable as of September 30, 2020	2,322,807	$10.56	6.5	$60,496

The aggregate intrinsic value of stock options exercised was $65.8 million for the nine months ended September 30, 2020. The total grant-date fair value of stock options vested during the nine months ended September 30, 2020 was $8.1 million. As of September 30, 2020, approximately $9.4 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 1.8 years.

The options exercised for accounting purposes during the nine months ended September 30, 2020 include 52,778 of shares issued to former employees with notes determined to be substantively nonrecourse, which were repaid in full during the period.
Restricted Stock Units
The service-based condition for RSUs is generally satisfied over four years with a 25% cliff vesting period of one year and ratable quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2020	503,861	$37.57
RSUs granted	1,819,229	33.41
RSUs vested	(144,583)	38.04
RSUs forfeited	(70,793)	33.83
Unvested and outstanding at September 30, 2020	2,107,714	$34.07

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2020, we had $58.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a remaining weighted-average period of 3.1 years.
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
The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes model with the following assumptions for the current offering period:

Three Months Ended September 30, 2020
Expected volatility	79.8%
Expected term (in months)	6
Risk-free interest rate	0.17%
Expected dividends	—
During the nine months ended September 30, 2020, we issued 97,113 shares under the ESPP, with a weighted-average purchase price per share of $24.79. Total cash proceeds from the purchase of shares under the ESPP during the nine months ended September 30, 2020 were $2.4 million. As of September 30, 2020, a total of 84,116 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending December 31, 2020. As of September 30, 2020, 885,437 shares are available for future issuance under the ESPP.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As part of the Vitalware acquisition that closed on September 1, 2020, 203,997 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one-year anniversary of the acquisition closing date. As of September 30, 2020, 12,750 of these restricted shares had vested. As of September 30, 2020, we had $8.1 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted average period of 0.8 years.

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
For the three months ended September 30, 2020 and 2019, our estimated effective tax rate was (0.1)% and (0.1)%, respectively. For the nine months ended September 30, 2020 and 2019, our estimated effective tax rate was 1.7% and (0.1)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2020 and December 31, 2019, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
The income tax benefit of $1.2 million recorded for the nine months ended September 30, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the first quarter of 2020. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $1.3 million that had previously been offset by a valuation allowance.
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
Lease payments will be required beginning January 1, 2021, however, we took initial possession of the first 64,910 square feet of the new headquarters in June 2020 to begin leasehold improvements, which resulted in a right-of-use asset and corresponding operating lease liability of $13.0 million, and commencement of operating lease expense. We took possession of an additional 53,297 square feet of the new headquarters lease in August 2020, which resulted in an additional right-of-use asset and corresponding lease liability of $10.8 million. According to the terms of this new lease agreement, our leased square footage will expand between 2022 and 2023 resulting in $2.8 million of additional required future lease payments. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
Our operating lease expense for the three months ended September 30, 2020 and 2019 was $1.3 million and $1.1 million, respectively, and the operating lease expense for the nine months ended September 30, 2020 and 2019 was $2.9 million and $2.7 million, respectively.
Maturities of lease liabilities under operating leases that had commenced as of September 30, 2020 are as follows (in thousands):

Year ending December 31:
2020 (remaining three months)	$700
2021	3,882
2022	3,425
2023	3,364
2024	3,072
Thereafter	19,975
Total lease payments	34,418
Less: Imputed interest	(7,748)
Total lease liability	$26,670
As of September 30, 2020 and December 31, 2019 the weighted-average remaining operating lease term was 10.4 and 2.2 years, respectively, and the weighted-average operating lease discount rate was 5.1% and 5.6%, respectively.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. As of September 30, 2020 and December 31, 2019, there were no significant outstanding claims against us.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended September 30, 2020 and 2019, 44% and 48%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2020 and 2019, 19% and 18%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $85.8 million of revenue on unsatisfied performance obligations as of September 30, 2020. We expect to recognize approximately 75% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
16. Related Parties
We have entered into arrangements with a customer where a member of the customer’s management is currently a member of our board of directors. An executive of a Partners HealthCare affiliate has served on our board of directors since January 2018. We recognized revenue from this related party of $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. We recognized revenue from this related party of $1.8 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 and December 31, 2019, we had receivables from this related party of $1.2 million and $0.6 million, respectively, and deferred revenue with this related party of $0.7 million and $0.5 million, respectively. As of September 30, 2020 and December 31, 2019, we also had acquisition-related consideration payable to this related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $1.3 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Segment revenue and Adjusted Gross Profit for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Technology	$27,964	$21,160	$78,150	$61,393
Professional Services	19,227	18,263	57,416	50,047
Total	$47,191	$39,423	$135,566	$111,440

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted Gross Profit
Technology	$19,115	$14,484	$53,577	$40,986
Professional Services	4,823	6,677	13,624	17,616
Total reportable segments Adjusted Gross Profit	23,938	21,161	67,201	58,602
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,099)	(370)	(3,184)	(722)
Post-acquisition restructuring costs(1)	—	—	—	(108)
Less other reconciling items:
Sales and marketing	(14,629)	(14,721)	(40,618)	(35,579)
Research and development	(13,390)	(13,477)	(38,539)	(33,209)
General and administrative	(13,297)	(11,013)	(31,111)	(23,333)
Depreciation and amortization	(4,981)	(2,316)	(10,952)	(6,844)
Debt extinguishment costs	—	—	(8,514)	(1,670)
Interest and other expense, net	(3,854)	(659)	(7,500)	(2,924)
Net loss before income taxes	$(27,312)	$(21,395)	$(73,217)	$(45,787)
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

Overview
We are a leading provider of data and analytics technology and services to healthcare organizations and we currently employ more than 1,000 team members. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data informed.
Highlights from the three and nine months ended September 30, 2020:
•We recognized total revenue of $47.2 million and $39.4 million for the three months ended September 30, 2020 and 2019, respectively, and $135.6 million and $111.4 million for the nine months ended September 30, 2020 and 2019, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recent acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(27.3) million and $(21.4) million for the three months ended September 30, 2020 and 2019, respectively, and $(72.0) million and $(45.8) million for the nine months ended September 30, 2020 and 2019, respectively.
•Our Adjusted EBITDA was $(6.4) million and $(8.4) million for the three months ended September 30, 2020 and 2019, respectively, and $(16.6) million and $(20.9) million for the nine months ended September 30, 2020 and 2019, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. COVID-19 has also disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. The current COVID-19 surge likely indicates that our country and national healthcare system will be under some amount of continued strain over the coming months. That said, we continue to be highly encouraged as we witness meaningful evidence that the healthcare provider ecosystem is significantly better equipped and prepared to respond to the ongoing pandemic, including through its treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization. Likewise, we have observed that the vast majority of our customers and prospects are focusing meaningful mindshare beyond their COVID-19 response, as they’ve effectively adjusted financially and operationally and are refocusing on broader clinical, financial and operational improvement work once again.

We are fortunate to have a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the nine months ended September 30, 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our all-access DOS subscription customers that have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has never been higher. Additionally, we have seen usage of our COVID-19-specific products meaningfully shift from those focused on COVID-19 preparedness to those focused on financial recovery and planning analytics in areas such as elective procedures, ambulatory care and revenue cycle. Given these factors, we would anticipate minimal impact on our technology dollar-based retention as a result of COVID-19.
Regarding our professional services, we continue to see high levels of engagement of our team member base, which remain engaged on both COVID-19-recovery work as well as focusing on more general clinical, financial, and operational improvement work. That said, the financial strain imposed by COVID-19 on a number of our customers has led to a lower year-to-date professional services dollar-based retention and we would expect to have considerably lower full year 2020 professional services dollar based retention than we have achieved historically. The primary drivers for the decrease in our Adjusted Professional Services Gross Margin from 37% for the three months ended September 30, 2019 to 25% for the three months ended September 30, 2020 include the lower professional services dollar-based retention mentioned above, spillover from temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19, as well as some shift in the mix of professional services delivered.
We signed multiple new DOS subscription customers during the nine months ended September 30, 2020. However, as a result of the financial and operational strain and procurement distraction realized by the majority of health systems during the nine months ended September 30, 2020 due to the COVID-19 pandemic, our year-to-date 2020 number of net new DOS subscription customer additions was lower than we originally anticipated entering the year.
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
Over the long run, we cannot think of any event in recent history that has galvanized the awareness and importance of data and analytics more than COVID-19, and thus we believe it will serve as a meaningful tailwind in the industry’s adoption of data and analytics. At the health system level, we are seeing meaningful evidence that COVID-19 is highlighting the need for a commercial grade data and analytics solution to replace patchwork homegrown systems.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$47,191	$39,423	$135,566	$111,440
Adjusted Technology Gross Profit	$19,115	$14,484	$53,577	$40,986
Adjusted Technology Gross Margin	68%	68%	69%	67%
Adjusted Professional Services Gross Profit	$4,823	$6,677	$13,624	$17,616
Adjusted Professional Services Gross Margin	25%	37%	24%	35%
Total Adjusted Gross Profit	$23,938	$21,161	$67,201	$58,602
Total Adjusted Gross Margin	51%	54%	50%	53%
Adjusted EBITDA	$(6,434)	$(8,446)	$(16,593)	$(20,875)
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
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$27,964	$19,227	$47,191
Cost of revenue, excluding depreciation and amortization	(9,045)	(15,307)	(24,352)
Gross profit, excluding depreciation and amortization	18,919	3,920	22,839
Add:
Stock-based compensation	196	903	1,099
Adjusted Gross Profit	$19,115	$4,823	$23,938
Gross margin, excluding depreciation and amortization	68%	20%	48%
Adjusted Gross Margin	68%	25%	51%

	Three Months Ended September 30, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$21,160	$18,263	$39,423
Cost of revenue, excluding depreciation and amortization	(6,740)	(11,892)	(18,632)
Gross profit, excluding depreciation and amortization	14,420	6,371	20,791
Add:
Stock-based compensation	64	306	370
Adjusted Gross Profit	$14,484	$6,677	$21,161
Gross margin, excluding depreciation and amortization	68%	35%	53%
Adjusted Gross Margin	68%	37%	54%

Adjusted Technology Gross Margin remained consistent at 68% for both the three months ended September 30, 2019 and 2020. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.

Adjusted Professional Services Gross Margin decreased from 37% for the three months ended September 30, 2019 to 25% for the three months ended September 30, 2020. The decrease was primarily from lower professional services dollar-based retention achieved year-to-date relative to historical performance due to COVID-19, a spillover from temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19, as well as some shift in the mix of professional services delivered. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. While the majority of our professional services revenue is generated from data and analytic services and domain expertise services, the delivery mix between these services in a given quarter can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate and potentially decline in the near term due to changes in the mix of services we provide.
We anticipate Adjusted Gross Margin will generally increase over the long term though it may fluctuate period to period.
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$78,150	$57,416	$135,566
Cost of revenue, excluding depreciation and amortization	(25,148)	(46,401)	(71,549)
Gross profit, excluding depreciation and amortization	53,002	11,015	64,017
Add:
Stock-based compensation	575	2,609	3,184
Adjusted Gross Profit	$53,577	$13,624	$67,201
Gross margin, excluding depreciation and amortization	68%	19%	47%
Adjusted Gross Margin	69%	24%	50%

	Nine Months Ended September 30, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$61,393	$50,047	$111,440
Cost of revenue, excluding depreciation and amortization	(20,536)	(33,132)	(53,668)
Gross profit, excluding depreciation and amortization	40,857	16,915	57,772
Add:
Stock-based compensation	129	593	722
Post-acquisition restructuring costs(1)	—	108	108
Adjusted Gross Profit	$40,986	$17,616	$58,602
Gross margin, excluding depreciation and amortization	67%	34%	52%
Adjusted Gross Margin	67%	35%	53%
__________________
(1)Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the 2018 acquisition of Medicity.

Adjusted Technology Gross Margin increased from 67% for the nine months ended September 30, 2019 to 69% for the nine months ended September 30, 2020. Adjusted Professional Services Gross Margin decreased from 35% for the nine months ended September 30, 2019 to 24% for the nine months ended September 30, 2020, due primarily to temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19 as well as some shift in the mix of professional services delivered.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition transaction costs, change in fair value of contingent consideration liabilities, duplicate headquarters rent expense, and post-acquisition restructuring costs when they are incurred. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(27,326)	$(21,416)	$(71,999)	$(45,830)
Add:
Interest and other expense, net	3,854	659	7,500	2,924
Loss on extinguishment of debt	—	—	8,514	1,670
Income tax provision (benefit)	14	21	(1,218)	43
Depreciation and amortization	4,981	2,316	10,952	6,844
Stock-based compensation	9,496	9,974	27,283	13,028
Acquisition transaction costs(1)	1,399	—	2,670	—
Change in fair value of contingent consideration liabilities(2)	564	—	(1,004)	—
Duplicate headquarters rent expense(3)	584	—	709	—
Post-acquisition restructuring costs(4)	—	—	—	446
Adjusted EBITDA	$(6,434)	$(8,446)	$(16,593)	$(20,875)
__________________
(1)Acquisition transaction costs relate to legal, diligence, valuation, and other third-party fees incurred as part of the acquisitions of Able Health, Healthfinch, and Vitalware. For additional details refer to Note 2 in our condensed consolidated financial statements.
(2)The change in fair value of contingent consideration liabilities relates to changes in the estimated fair value of shares of our common stock that will be issued if certain performance targets for Able Health, Healthfinch, and Vitalware are met during the respective earn-out periods. For additional details refer to Note 7 in our condensed consolidated financial statements.
(3)Duplicate rent expense for our corporate headquarters relocation. For additional details refer to Note 14 in our condensed consolidated financial statements.
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
•Add new customers. While we anticipate that the COVID-19 pandemic may impact the rate at which we add new customers for the rest of the fiscal year, we have rapidly developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic, and we believe this, along with our core offering, will enable us to acquire some level of new customers during the COVID-19 pandemic. Our potential customer base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential customers invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our customers are large, complex organizations who typically have long procurement cycles which may lead to declines in the pace of our new customer additions.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the nine months ended September 30, 2020, our technology revenue and professional services revenue represented 58% and 42% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information.
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
•Impact of acquisitions on growth. We have acquired multiple companies over the last few years, including the Medicity acquisition in June 2018, the Able Health acquisition in February 2020, the Healthfinch acquisition in July 2020, and the Vitalware acquisition in September 2020. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Customers, thus impacting our overall growth rate. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful related to the recent acquisitions, this could offset revenue declines from Medicity customers.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2020 and 2019, technology represented 59% and 54% of total revenue, respectively, and professional services represented 41% and 46%, of total revenue, respectively. For the nine months ended September 30, 2020 and 2019, technology represented 58% and 55% of total revenue, respectively, and professional services represented 42% and 45%, of total revenue, respectively.
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
General and administrative.    General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, outside legal, accounting, directors’ fees, and the change in fair value of contingent consideration liabilities.
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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Technology	$27,964	$21,160	$78,150	$61,393
Professional services	19,227	18,263	57,416	50,047
Total revenue	47,191	39,423	135,566	111,440
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)	9,045	6,740	25,148	20,536
Professional services(1)(3)	15,307	11,892	46,401	33,132
Total cost of revenue, excluding depreciation and amortization	24,352	18,632	71,549	53,668
Operating expenses:
Sales and marketing(1)(3)	14,629	14,721	40,618	35,579
Research and development(1)(3)	13,390	13,477	38,539	33,209
General and administrative(1)(2)(4)(5)	13,297	11,013	31,111	23,333
Depreciation and amortization	4,981	2,316	10,952	6,844
Total operating expenses	46,297	41,527	121,220	98,965
Loss from operations	(23,458)	(20,736)	(57,203)	(41,193)
Loss on extinguishment of debt	—	—	(8,514)	(1,670)
Interest and other expense, net	(3,854)	(659)	(7,500)	(2,924)
Loss before income taxes	(27,312)	(21,395)	(73,217)	(45,787)
Income tax (benefit) provision	14	21	(1,218)	43
Net loss	$(27,326)	$(21,416)	$(71,999)	$(45,830)
__________________
(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$196	$64	$575	$129
Professional services	903	306	2,609	593
Sales and marketing	3,233	1,358	9,724	2,639
Research and development	2,025	3,067	5,987	3,502
General and administrative	3,139	5,179	8,388	6,165
Total	$9,496	$9,974	$27,283	$13,028

(2)Includes acquisition transaction costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition transaction costs:	(in thousands)		(in thousands)
General and administrative	$1,399	$—	$2,670	$—
Total	$1,399	$—	$2,670	$—

(3)Includes post-acquisition restructuring costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Post-Acquisition Restructuring Costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Professional services	$—	$—	$—	$108
Sales and marketing	—	—	—	306
Research and development	—	—	—	32
Total	$—	$—	$—	$446
(4)Includes the change in fair value of contingent consideration liabilities, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value of contingent consideration:	(in thousands)		(in thousands)
General and administrative	$564	$—	$(1,004)	$—
Total	$564	$—	$(1,004)	$—

(5) Includes duplicate headquarters rent expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Duplicate Headquarters Rent Expense:	(in thousands)		(in thousands)
General and administrative	$584	$—	$709	$—
Total	$584	$—	$709	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Technology	59%	54%	58%	55%
Professional services	41	46	42	45
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	19	17	19	18
Professional service	33	30	34	30
Total cost of revenue, excluding depreciation and amortization	52	47	53	48
Operating expenses
Sales and marketing	31	37	30	32
Research and development	28	34	28	30
General and administrative	28	28	23	21
Depreciation and amortization	11	6	8	6
Total operating expenses	98	105	89	89
Loss from operations	(50)	(52)	(42)	(37)
Loss on extinguishment of debt	—	—	(6)	(1)
Interest and other expense, net	(8)	(2)	(6)	(3)
Loss before income taxes	(58)	(54)	(54)	(41)
Income tax (benefit) provision	—	—	(1)	—
Net loss	(58)%	(54)%	(53)%	(41)%

Discussion of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$27,964	$21,160	$6,804	32%
Professional services	19,227	18,263	964	5%
Total revenue	$47,191	$39,423	$7,768	20%
Percentage of revenue:
Technology	59%	54%
Professional services	41	46
Total	100%	100%

Total revenue was $47.2 million for the three months ended September 30, 2020, compared to $39.4 million for the three months ended September 30, 2019, an increase of $7.8 million, or 20%.

Technology revenue was $28.0 million, or 59% of total revenue, for the three months ended September 30, 2020, compared to $21.2 million, or 54% of total revenue, for the three months ended September 30, 2019. The revenue growth was primarily from new DOS Subscription Customers, current year acquisitions, and existing customers paying higher technology access fees from contractual, annual escalators, or from the purchase of expanded technology or support services.
Professional services revenue was $19.2 million, or 41% of total revenue, for the three months ended September 30, 2020, compared to $18.3 million, or 46% of total revenue, for the three months ended September 30, 2019. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers. This growth was largely offset by lower professional services dollar-based retention achieved year-to-date relative to historical performance due to COVID-19 and spillover from temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$9,045	$6,740	$2,305	34%
Professional services	15,307	11,892	3,415	29%
Total cost of revenue, excluding depreciation and amortization	$24,352	$18,632	$5,720	31%
Percentage of total revenue	52%	47%
Cost of technology revenue, excluding depreciation and amortization, was $9.0 million for the three months ended September 30, 2020, compared to $6.7 million for the three months ended September 30, 2019, an increase of $2.3 million, or 34%. The increase in cost of technology revenue was primarily due to $1.0 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $0.6 million in salary and related personnel costs from an increase in cloud services and support headcount.
Cost of professional services revenue was $15.3 million for the three months ended September 30, 2020, compared to $11.9 million for the three months ended September 30, 2019, an increase of $3.4 million, or 29%. This increase was primarily due to a $3.2 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $0.6 million, which were partially offset by a decrease in travel-related expenses of $0.7 million.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,629	$14,721	$(92)	(1)%
Percentage of total revenue	31%	37%
Sales and marketing expenses were $14.6 million for the three months ended September 30, 2020, compared to $14.7 million for the three months ended September 30, 2019, a decrease of $0.1 million, or 1%.

The decrease was primarily due to a $1.2 million decrease in travel-related expenses and a $1.1 million decrease in external advertising and marketing costs, which were partially offset by a $1.9 million increase in stock-based compensation.
Sales and marketing expense as a percentage of total revenue decreased from 37% for the three months ended September 30, 2019 to 31% for the three months ended September 30, 2020.
Research and development

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$13,390	$13,477	$(87)	(1)%
Percentage of total revenue	28%	34%
Research and development expenses were $13.4 million for the three months ended September 30, 2020, compared to $13.5 million for the three months ended September 30, 2019, a decrease of $0.1 million, or 1%. The decrease was primarily due to a decrease of $1.0 million in stock-based compensation and a $0.2 million decrease in travel-related expenses, which were offset by an increase of $1.1 million in salary and related personnel costs from additional development team headcount.
Research and development expense as a percentage of revenue increased from 34% in the three months ended September 30, 2019 to 28% in the three months ended September 30, 2020.
General and administrative

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$13,297	$11,013	$2,284	21%
Percentage of total revenue	28%	28%

General and administrative expenses were $13.3 million for the three months ended September 30, 2020, compared to $11.0 million for the three months ended September 30, 2019, an increase of $2.3 million, or 21%. The increase was primarily due to increases of $1.4 million in acquisition-related transaction costs, $1.1 million in salary and related personnel costs from additional headcount, $0.6 million in duplicate rent expense, $0.6 million in change in fair value of the estimated contingent consideration liabilities, and insurance costs of $0.5 million, which were offset by a $2.0 million decrease in stock-based compensation.

General and administrative expense as a percentage of revenue remained consistent at 28% during the three months ended September 30, 2020 and 2019.
Depreciation and amortization

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$4,981	$2,316	$2,665	115%
Percentage of total revenue	11%	6%

Depreciation and amortization expenses were $5.0 million for the three months ended September 30, 2020, compared to $2.3 million for the three months ended September 30, 2019, an increase of $2.7 million, or 115%. This increase was primarily due to the amortization of acquired intangible assets.
Depreciation and amortization expense as a percentage of revenue increased from 6% in the three months ended September 30, 2019 to 11% in the three months ended September 30, 2020.
Interest and other expense, net

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$344	$988	$(644)	(65)%
Interest expense	(4,207)	(1,645)	(2,562)	156%
Other income	9	(2)	11	(550)%
Total interest and other expense, net	$(3,854)	$(659)	$(3,195)	485%
Interest and other expense, net decreased $3.2 million, or 485%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This decrease is primarily due to an increase in interest expense of $2.6 million due to the increase in net borrowings resulting from the Notes Offering that occurred in April 2020 and a decrease in interest income of $0.6 million.
Income tax provision

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$14	$21	$(7)	(33)%

Income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.

Discussion of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$78,150	$61,393	$16,757	27%
Professional services	57,416	50,047	7,369	15%
Total revenue	$135,566	$111,440	$24,126	22%
Percentage of revenue:
Technology	58%	55%
Professional services	42	45
Total	100%	100%

Total revenue was $135.6 million for the nine months ended September 30, 2020, compared to $111.4 million for the nine months ended September 30, 2019, an increase of $24.1 million, or 22%.
Technology revenue was $78.2 million, or 58% of total revenue, for the nine months ended September 30, 2020, compared to $61.4 million, or 55% of total revenue, for the nine months ended September 30, 2019. The revenue growth was primarily from new DOS Subscription Customers, the current year acquisitions, and additional revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $57.4 million, or 42% of total revenue, for the nine months ended September 30, 2020, compared to $50.0 million, or 45% of total revenue, for the nine months ended September 30, 2019. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers. This growth was partially offset by temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$25,148	$20,536	$4,612	22%
Professional services	46,401	33,132	13,269	40%
Total cost of revenue, excluding depreciation and amortization	$71,549	$53,668	$17,881	33%
Percentage of total revenue	53%	48%
Cost of technology revenue, excluding depreciation and amortization, was $25.1 million for the nine months ended September 30, 2020, compared to $20.5 million for the nine months ended September 30, 2019, an increase of $4.6 million, or 22%. The increase in cost of technology revenue was primarily due to $2.5 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $1.2 million in salary and related personnel costs from an increase in cloud services and support headcount.

Cost of professional services revenue was $46.4 million for the nine months ended September 30, 2020, compared to $33.1 million for the nine months ended September 30, 2019, an increase of $13.3 million, or 40%. This increase was primarily due to an $11.5 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $2.0 million, which were partially offset by a decrease in travel-related expenses of $1.1 million.
Operating Expenses
Sales and marketing

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$40,618	$35,579	$5,039	14%
Percentage of total revenue	30%	32%
Sales and marketing expenses were $40.6 million for the nine months ended September 30, 2020, compared to $35.6 million for the nine months ended September 30, 2019, an increase of $5.0 million, or 14%. The increase was primarily due to a $7.1 million increase in stock-based compensation and a $0.8 million increase in the provision for credit losses, which were partially offset by a decrease in travel-related expenses of $1.8 million and a $1.3 million decrease in external advertising and marketing costs.
Sales and marketing expense as a percentage of total revenue decreased from 32% for the nine months ended September 30, 2019 to 30% for the nine months ended September 30, 2020.
Research and development

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$38,539	$33,209	$5,330	16%
Percentage of total revenue	28%	30%
Research and development expenses were $38.5 million for the nine months ended September 30, 2020, compared to $33.2 million for the nine months ended September 30, 2019, an increase of $5.3 million, or 16%. The increase was primarily due to an increase of $2.6 million in stock-based compensation and an increase of $2.7 million in salary and related personnel costs from additional development team headcount.
Research and development expense as a percentage of revenue decreased from 30% in the nine months ended September 30, 2019 to 28% in the nine months ended September 30, 2020.
General and administrative

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$31,111	$23,333	$7,778	33%
Percentage of total revenue	23%	21%
General and administrative expenses were $31.1 million for the nine months ended September 30, 2020, compared to $23.3 million for the nine months ended September 30, 2019, an increase of $7.8 million, or 33%.

The increase was primarily due to increases of $2.7 million in acquisition-related transaction costs, $2.2 million in stock-based compensation, $1.5 million in salary and related personnel costs from additional headcount, $0.7 million in duplicate rent expense, and $1.2 million in insurance costs, which were offset by a decrease of $1.0 million in the fair value of contingent consideration liabilities.
General and administrative expense as a percentage of revenue increased from 21% in the nine months ended September 30, 2019 to 23% in the nine months ended September 30, 2020.
Depreciation and amortization

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,952	$6,844	$4,108	60%
Percentage of total revenue	8%	6%
Depreciation and amortization expenses were $11.0 million for the nine months ended September 30, 2020, compared to $6.8 million for the nine months ended September 30, 2019, an increase of $4.1 million, or 60%. This increase was primarily due to the amortization of acquired intangible assets.
Depreciation and amortization expense as a percentage of revenue increased from 6% in the nine months ended September 30, 2019 to 8% in the nine months ended September 30, 2020.
Loss on extinguishment of debt

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$(8,514)	$(1,670)	$(6,844)	n/m(1)
__________________
(1)Not meaningful.
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminate the Credit Agreement. We recorded a loss on debt extinguishment of debt of approximately $8.5 million during the nine months ended September 30, 2020, including approximately $1.5 unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.
On February 6, 2019, we entered into the OrbiMed Credit Facility and simultaneously borrowed $50.0 million. The use of proceeds from the OrbiMed senior term loan included an immediate repayment of our $20.0 million term loan from SVB that required a prepayment premium of $0.5 million and the write-off of deferred debt issuance costs of $1.2 million, resulting in a $1.7 million loss on extinguishment of debt during the nine months ended September 30, 2019.

Interest and other expense, net

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,952	$1,676	$276	16%
Interest expense	(9,520)	(4,627)	(4,893)	106%
Other income	68	27	41	152%
Total interest and other expense, net	$(7,500)	$(2,924)	$(4,576)	156%
Interest and other expense, net decreased $4.6 million, or 156%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This decrease is primarily due to an increase in interest expense of $4.9 million due to the increase in net borrowings resulting from the Notes Offering that occurred in April 2020, which was partially offset by an increase in interest income of $0.3 million due to the increase in cash equivalents and short-term investments from the IPO proceeds received in July 2019 and net proceeds from the Notes Offering.
Income tax provision

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(1,218)	$43	$(1,261)	n/m(1)
__________________
(1)Not meaningful.
Income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $1.2 million recorded for the nine months ended September 30, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $1.3 million that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of September 30, 2020, we had cash, cash equivalents, and short-term investments of $275.1 million, which were held for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(22,007)	$(19,123)
Net cash used in investing activities	(60,660)	(187,532)
Net cash provided by financing activities	175,869	230,283
Effect of exchange rate changes	5	—
Net increase in cash and cash equivalents	$93,207	$23,628

Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2020, net cash used in operating activities was $22.0 million, which included a net loss of $72.0 million. Non-cash adjustments primarily consisted of $11.0 million in depreciation and amortization of property, equipment, and intangible assets, $27.3 million in stock-based compensation, the $8.5 million loss on extinguishment of debt, the $5.3 million amortization of debt discount and issuance costs, $2.9 million in non-cash lease expense, the $1.0 million change in fair value of contingent consideration liabilities, and the $1.3 million deferred tax benefit.
For the nine months ended September 30, 2019, net cash used in operating activities was $19.1 million, which included a net loss of $45.8 million. Non-cash charges primarily consisted of $6.8 million in depreciation and amortization of property, equipment, and intangible assets, $13.0 million in stock-based compensation, $2.7 million in non-cash lease expense, and the $1.7 million loss on extinguishment of debt.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 of $60.7 million was primarily due to $163.3 million used to purchase short-term investments, $102.5 million used to acquire Able Health, Healthfinch, and Vitalware, and $3.3 million in purchases of property, equipment, and intangible assets, reduced by the $208.5 million provided from the sale and maturity of short-term investments.
Net cash used in investing activities for the nine months ended September 30, 2019 of $187.5 million primarily was due to $221.4 million used to purchase short-term investments and $3.4 million in purchases of property, equipment, and intangible assets, reduced by $37.3 million provided from the sale and maturity of short-term investments.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 of $175.9 million was primarily the result of $222.5 million in net proceeds from the private offering of the Notes, $29.4 million in stock option exercise proceeds, and $3.5 million in proceeds from our ESPP, reduced by the $57.0 million payoff of the OrbiMed Credit Facility, $21.7 million used to purchase Capped Calls, including issuance costs, and the $0.7 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the nine months ended September 30, 2019 of $230.3 million was primarily the result of $194.6 million in net IPO proceeds, $47.2 million in net proceeds drawn under the OrbiMed Credit Facility, $12.1 million in proceeds from the sale and issuance of Series F redeemable convertible preferred stock, $2.2 million in stock option exercise proceeds, and $1.2 million in proceeds from our ESPP, reduced by the $21.8 million payoff of the SVB debt, $4.4 million in payments of deferred offering costs, and $0.8 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
Lease agreement for new headquarters
During the nine months ended September 30, 2020, we entered into a lease for office space in South Jordan, Utah, that will become our new company headquarters. This new lease will require future lease payments of approximately $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options. Lease payments will commence beginning January 1, 2021, however, we took initial possession of the first 64,910 square feet of the new headquarters in June 2020 and the next 53,297 square feet in August 2020 to begin leasehold improvements, resulting in the respective accounting lease commencement dates. According to the terms of this new lease agreement our leased square footage will expand between 2022 and 2023 resulting in approximately $2.8 million of additional required future lease payments. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met. We also anticipate greater than $10.0 million of capital expenditure for leasehold improvements, computer equipment, and furniture and fixtures for the new headquarters.
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

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $275.1 million as of September 30, 2020, which are held for working capital purposes. We do not make investments for trading or speculative purposes.

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
As of September 30, 2020, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity, or otherwise recognized in our condensed consolidated statement of operations, if an investment in an available-for-sale debt security is in a loss position and the loss is attributable to a decline in credit quality.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Summary Risk Factors

•We operate in a highly competitive industry, and if we are not able to compete effectively, our business and results of operations will be harmed.

•We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

•If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.

•The recent global coronavirus (COVID-19) outbreak could harm our business, results of operations, and financial condition.

•If we do not continue to innovate and provide services that are useful to customers and users, we may not remain competitive, and our revenue and results of operations could suffer.

•Our business could be adversely affected if our customers are not satisfied with our Solution.

•If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional technology and services from us, it could have a material adverse effect on our business, financial condition, and results of operations.

•Our Solution is dependent on our ability to source data from third parties, and such third parties could take steps to block our access to data, which could impair our ability to provide our Solution or limit the effectiveness of our Solution.

•Failure by our customers to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

•If our security measures are breached or unauthorized access to customer data is otherwise obtained, our Solution may be perceived as not being secure, customers may reduce the use of or stop using our Solution, and we may incur significant liabilities.

•Our results of operations have in the past fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.

•Our pricing may change over time and our ability to efficiently price our Solution will affect our results of operations and our ability to attract or retain customers.

•If our Solution fails to provide accurate and timely information, or if our content or any other element of our Solution is associated with faulty clinical decisions or treatment, we could have liability to customers, members, clinicians, or patients, which could adversely affect our results of operations.

•We rely on third-party providers, including Microsoft Azure, for computing infrastructure, network connectivity, and other technology-related services needed to deliver our Solution. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

•We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our customers, and negatively impact our relationships with users or customers, adversely affecting our brand and our business.

Risks Related to Our Business and Industry

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

In light of this, defects, vulnerabilities, and errors and any failure by us to identify and address them could result in loss of revenue or market share; liability to customers, members, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to our reputation; and increased service and maintenance costs. Defects, vulnerabilities, or errors in our software and service processes might discourage existing or potential customers or members from purchasing services from us. Correction of defects, vulnerabilities, or errors could prove to be impossible or impractical. The costs incurred in correcting any defects, vulnerabilities, or errors or in responding to resulting claims or liability may be substantial and could adversely affect our results of operations.

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

Because we rely on a limited number of customers for a significant portion of our revenue, we depend on the creditworthiness of these customers. Our customers are subject to a number of risks including reductions in payment rates from governmental payors, higher than expected healthcare costs, and lack of predictability of financial results when entering new lines of business. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, and affect our bad debt reserves and net income.

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

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church. This has already occurred with one of the two co-founders of our company, Steven Barlow, who in November 2016 was called to serve from June 2017 to June 2020 in a full-time capacity. At the time of his call, he was serving as the President of our professional services organization and was one of the most senior leaders of our company. In connection with this call to serve, Mr. Barlow took a leave-of-absence from his company responsibilities in March 2017 and returned from his leave of absence in August 2020. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Risks Related to Data and Intellectual Property

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
Because we rely on a limited number of customers for a significant portion of our revenue, we depend on the creditworthiness of these customers. Our customers are subject to a number of risks including reductions in payment rates from governmental payors, higher than expected healthcare costs, and lack of predictability of financial results when entering new lines of business. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, and affect our bad debt reserves and net income.
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

Risks Related to Governmental Regulation
Risks related to Healthcare Regulation
Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.
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
•Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. In particular, the federal Anti-Kickback Statute prohibits offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable healthcare items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, the federal anti-referral law—the Stark Law—is very complex in its application, and prohibits physicians (and certain other healthcare professionals) from making a referral for a designated health service to a provider in which the referring healthcare professional (or spouse or any immediate family member) has a financial or ownership interest, unless an enumerated exception applies. The Stark Law also prohibits the billing for services rendered resulting from an impermissible referral. Many states also have similar anti-referral laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program and may include patient disclosure requirements. Moreover, both federal and state laws prohibit bribery and similar behavior. Any determination by a state or federal regulatory agency that we or any of our customers, vendors, or partners violate or have violated any of these laws could subject us to significant civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving customers doing business with government payors, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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
Further, on May 1, 2020, ONC and CMS finalized and published complementary new rules to support access, exchange, and use of EHI, referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces (APIs) to allow individuals to securely and easily access structured EHI using smartphone applications. The Final Rule also implements provisions of the 21st Century Cures Act requiring that patients be provided with electronic access to all of their EHI (structured and/or unstructured) at no cost.

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
The Final Rule focuses on health plans, payors, and healthcare providers and proposes measures to enable patients to move from health plan to health plan, provider to provider, and have both their clinical and administrative information travel with them.
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
Risks Related to Internet Regulation
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

Risks Related to Tax Regulation

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

Risks Related to Our Outstanding Convertible Notes

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

Risks Related to Ownership of Our Common Stock
Risks Related to an Investment in Our Securities
We have a limited operating history in an evolving industry which makes it difficult to evaluate our current business future prospects and increases the risk of your investment.
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

Risks Related to Our Charter and Bylaws

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

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

4.3	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ J. Patrick Nelli	Chief Financial Officer	November 10, 2020
J. Patrick Nelli	(Principal Financial Officer and Principal Accounting Officer)