Form 10-K
period 2020-12-31
Health Catalyst, Inc.
filed 2021-02-25
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38993
HEALTH CATALYST, INC.
(Exact name of registrant as specified in its charter)
_______________

Delaware	45-3337483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10897 South River Front Parkway #300
South Jordan, UT 84095
(801) 708-6800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	HCAT	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to be file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐	Emerging growth company	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $946.2 million based on the closing price of a share of common stock on June 30, 2020 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 22, 2021, the Registrant had 44,042,434 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2021 Annual Meeting of Stockholders.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2020
In this Annual Report on Form 10-K, “we,” “our,” “us,” “Health Catalyst,” and the “Company” refer to Health Catalyst, Inc. and its wholly-owned subsidiaries.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the subheading below "Summary of Risk Factors" as well as heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Summary of Risk Factors

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

•If our security measures are breached or unauthorized access to customer data is otherwise obtained or we cannot comply with evolving federal and state healthcare regulatory and data privacy laws and regulations, our Solution may be perceived as not being secure, customers may reduce the use of or stop using our Solution, and/or we may incur significant liabilities.

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
The Health Catalyst Way
Our Mission
Our mission is to be the catalyst for massive, measurable, data-informed healthcare improvement. We fulfill our mission through a confluence of the following elements:
•Data Platform: integrate data in a flexible, open, and scalable platform to power healthcare’s digital transformation;
•Analytics Applications: deliver insights on how to measurably improve through the use of analytics applications;
•Services Expertise: enable data-informed improvement by providing analytical, clinical, financial, and operational experts; and
•Engagement: attract, develop, and retain world-class team members by being a best place to work.
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
Our Operating Principles
The principles that govern our daily interactions include:
Improvement
•We are deeply committed to enabling our customers to achieve and sustain measurable clinical, financial, and operational improvements
•We nurture deep, long-term customer partnerships because achieving and sustaining improvement is a transformational journey (not a quick trip)

•We pragmatically balance the vision, priority, and pace of innovation for data and analytics technology. We prioritize innovations that accelerate improvement
•We attract, develop, and retain experts who know best practices in their domain, leverage analytics for insight, and accelerate adoption for sustained improvement
Ownership
•We are accountable, as owners, to enable our customers’ measurable improvements
•We make decisions that balance and optimize the interests of our teammates, customers, patients, and owners
•We avoid an entitlement mentality and are good stewards of our assets
•We don’t micro-manage and we encourage autonomy while also supporting scalable consistency
Respect
•We recognize the immeasurable value of every individual
•We listen carefully to one another and learn from each of our colleagues
•We care deeply about our colleagues, including teammates, customers, patients, and owners
•We benefit from one another’s diverse backgrounds and experiences
Transparency
•We courageously tell the truth and we face the truth
•We are the same company, culture, and people in all settings
•We treat confidential information appropriately, and we protect the private data of our customers’ patients
•We recommend the best solutions for our customers, whether or not those solutions come from Health Catalyst
Our Cultural Attributes
The attributes we prioritize in hiring, retention, and promotion include:
Continuous Learner
•I can learn from anyone
•I love to learn, and I am a lifelong student
•I recognize my mistakes and correct them quickly; I fail fast
•I am open to and respond favorably to feedback and coaching
•I value my autonomy and use it to gain new knowledge and skills
•I recognize that diversity of perspectives leads to better decisions
•I am self-aware and seek improvement, personally and professionally
•I watch, listen, and learn from others; thank them for their teachings; and apply the teachings to the mastery of my profession

Hard Working
•I have a deep commitment to massive healthcare improvement
•I stick to the task until the job is completed, then take on new work
•I lead a balanced, healthy life that enables me to sustain my pace
•I am willing to contribute more than my fair share to a project
•I make personal sacrifices, as needed, to get the work done
•I recognize that not every part of my job will be fun
Humble
•I listen first
•I assume positive intent
•I ask for help when I need it
•I serve others without looking for recognition
•I am secure in my own abilities (quiet self-confidence)
•I seek to improve myself before trying to improve others
•I am excited when others succeed and I offer sincere praise
•I often acknowledge others for their contributions to my success
•I frequently express gratitude and appreciation to those around me
World-Class
•I strive to be the best in the world at what I do by continuously learning
•I recognize the importance of excellence in pursuit of our mission
•I am well informed about events and trends in healthcare, data, and analytics
•I actively contribute to the company’s pursuit of excellence - in the data and analytics technology we build, in the domain expertise we provide, and in the functions that support this important work

Business Overview
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
The core elements of our Solution include:
•Data platform. The Data Operating System (DOS) is a healthcare-specific, cloud-based, open, flexible, and scalable data platform that provides customers a single comprehensive environment to integrate and organize data from their disparate software systems. Our data platform has been built with modern technology and is deeply embedded with healthcare domain knowledge, enabling a broad range of analytics. DOS has amassed one of the largest and most comprehensive data assets of its kind, which enables us to deliver differentiated insights to our customers.
•Analytics applications. Our analytics applications build on top of our data platform and are designed to analyze the most common problems our customers face. These analytics applications allow our customers to pinpoint opportunities for measurable improvement across their entire enterprise and are employed by a broad range of users from healthcare executives to front-line clinicians providing care. We developed this suite of foundational and domain-specific software analytics applications over the last few years based on thoughtful measurement of the most critical analytics needs faced by our customers. Our software analytics applications are further enhanced by a broad range of analytics accelerators, which are pre-built, configurable data models with customizable visualizations that can be tailored to specific customer needs.
•Services expertise. Our world-class team consists of both analytics experts, such as data analysts, data engineers, and data scientists, and domain experts, such as healthcare administrators, physicians, and nurses. Our services are comprised of data & analytics services, domain expertise services, outsourcing services, and implementation services. Our services team members leverage our technology to help our customers shorten time-to-value and achieve sustainable measurable improvements. Examples of the services expertise we provide include opportunity analysis and prioritization, data governance, data modeling and analysis, quality and process improvement strategy, cost accounting, data abstraction, and population health strategies. Our approach to integrate data, analytics, and expertise into a holistic Solution is differentiated and has been recognized as among the best in the industry by multiple third parties, including KLAS, Chilmark Research, and Black Book.
We have generated over a thousand documented, customer-verified improvements across clinical, financial, and operational domains. In addition to the positive ROI of customers utilizing our Solution versus a costly homegrown solution, each of these documented improvements is highly valuable to our customers, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our customers engage with us more broadly and refer new business. This is evidenced by a continued increase in improvements achieved by our customers over time. Customers who have recently contracted with us have already started achieving measurable improvements, while longer-standing customers have seen the number of annual improvements meaningfully grow.
We serve the majority of our customers through a subscription-based contract model. As of December 31, 2020, we served 74 customers with a DOS subscription contract and over 300 other customers. The majority of our customers who are not on a DOS subscription contract are technology customers resulting from our historical acquisitions. Our customers include academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Example customers include Acuitas Health, Allina Health, AlohaCare, Children's Hospital of Orange County, Community Health Network, Mass General Brigham, Northwell Health, Steward Health Care, UnityPoint Health, and UPMC.
We currently employ more than 1,000 team members including over 340 analytics experts and over 75 domain experts. For the years ended December 31, 2020, 2019, and 2018, our total revenue was $188.8 million, $154.9 million, and $112.6 million, respectively. For the years ended December 31, 2020, 2019, and 2018, we incurred net losses of $115.0 million, $60.1 million, and $62.0 million, respectively. For the years ended December 31, 2020, 2019, and 2018, our Adjusted EBITDA was $(21.3) million, $(27.4) million, and $(38.1) million, respectively. See “Selected Consolidated Financial and Other Data - Reconciliation of Non-GAAP Financial Measures” for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.

Our Strengths
Our operational and financial success is based on the following key strengths:
Healthcare-specific, flexible, open, and scalable data platform. DOS was purpose-built to handle healthcare-specific data management and analytics use cases, including the ingestion of disparate healthcare data sources. By linking healthcare-specific vocabularies and rules with a flexible and adaptable framework, we enable faster and more repeatable analytics. As an open and self-service platform, we support the development of analytics and applications on top of DOS, which accelerates the adoption and integration of our platform by our customers. The majority of analytics that are run on top of DOS are client-generated as opposed to outputs of our applications. The scalable, cloud-based infrastructure enables quicker product iteration and deployment.
Integrated and comprehensive nature of our Solution creates measurable improvements. Through the delivery of our comprehensive and integrated Solution of data, analytics, and services expertise, we enable measurable improvements for our customers. Our Solution has generated over a thousand documented, customer-verified improvements across clinical, financial, and operational domains.
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
Tenured management team with healthcare technology experience. Health Catalyst is led by a team of healthcare and data veterans with many years of combined experience leading digital transformation at health systems, such as Intermountain Healthcare. Our founders and executives collaborated for nearly a decade to pioneer and develop a new data warehousing architecture that resolves many of the problems encountered using traditional data warehousing methodologies. The unique combination of talent and experience across healthcare and technology, as well as our management team’s commitment to the Health Catalyst Way, underpin everything we do.

Our Growth Strategies
Our growth strategies reflect our mission to be the catalyst for massive, measurable, data-informed healthcare improvement. Our focus on multiple channels, as well as our collaborative company culture, results in high levels of sustainable growth. Our strategic levers to drive growth include:
•Grow our overall customer base. We have a substantial opportunity to continue growing our customer base through our active sales and marketing strategy and significant word-of-mouth references. We currently estimate our total core addressable market to include more than 1,200 healthcare organizations, including health systems and risk-bearing entities. We believe there is ample room to win new business and deepen market penetration in our core market. Further, healthcare providers outside of the United States face similar challenges to those in the United States and can implement our Solution to address them. We plan to opportunistically pursue international markets by expanding our business in the United Kingdom, Canada, Southeast Asia, and the Middle East.
•Expand within our current customer base. We intend to deepen and expand the relationships we have with our existing customer base. Our relationship with a new customer oftentimes starts through the use of targeted analytics applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our customers engage with us more broadly and purchase additional applications and services. We have achieved continued DOS Subscription customer growth in part due to strong customer retention and customer referrals. This is evidenced by our positive Dollar-based Retention Rates of 102%, 109%, and 107% for the years ended December 31, 2020, 2019, and 2018, respectively. We will continue to invest in helping customers identify additional uses for our Solution, ensuring they achieve measurable improvements throughout our relationship with them.
•Add new analytics applications and services offerings. The expansion of our Solution and enhancement of our applications library will accelerate as we deepen our customer relationships and add to our dataset. Because our platform is open and we partner with our customers, we are able to identify new opportunities for further improvements and leverage that insight with other customers across our core market to develop new analytics applications and services offerings. We have used this process to build eight new software applications over the past few years, and we will continue to invest in product development, particularly at the analytics applications layer of our technology stack.
•Grow our addressable market through additional healthcare business segment adjacencies. We believe there are significant applications for our Solution outside of our core market, as evidenced by our recent expansion into the life sciences market and certain international markets. Other business segment adjacencies include serving the employer space and additional types of providers and risk-bearing entities. While we believe there are significant opportunities in our core market, these business segment agencies have the potential to significantly grow our addressable market and business over time.
•Selectively pursue acquisitions and partnerships. We plan to continue evaluating and identifying opportunities where we can leverage our platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty in growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Healthcare Data Works, Medicity, Able Health, Healthfinch, and Vitalware. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships.

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

Comprehensive Solution for Data-informed Improvement

3 Services Expertise: *Analytical, clinical, financial, and operational experts facilitate and accelerate measurable improvement*

- Clinical, Financial, and Operational Domain Experts
- Analysts, Data Scientists, and Data Engineers

Strategic Consulting · Readiness Assessment · Opportunity Analysis · Governance · Outcomes Improvement · Population Health · Training

2 Analytics Applications: *A robust set of applications, built on top of DOS, that generate meaningful insights for improvement*

Foundational Software Applications

- Registries & Measures Authoring (Population Builder)
- Benchmarking (Touchstone™)
- Dashboards & Reporting (Leading Wisely™)

Domain-Specific Software Applications

- Activity-based Costing (CORUS™)
- Patient Safety (Patient Safety Monitor™)
- Care Management
- Population Health Foundations
- Quality and Regulatory Measures
- EMR Embedded Insights (Care Gap Closure)
- Revenue Improvement and Workflow Optimization

Tailored Analytics Accelerators

- **Clinical** (Sepsis, Readmissions, Heart Failure, Joint Replacement, CLABSI, COPD, etc.)
- **Financial** (Payment Model Analyzer, Financial Management, Revenue Cycle, Hierarchical Condition Categories, etc.)
- **Operational** (Supply Chain, Patient Flow, Surgical Services, Labor Management, Practice Management, etc.)

1 The Data Operating System (DOS™): *A healthcare-specific, open, flexible, scalable platform for analytics, application development, and interoperability*

- Data Warehouse
- Source Connectors
- Cloud-based
- Reusable Data Logic
- Machine Learning
- Terminology Services
- Closed-Loop EMR Integration
- Text Processing
- Real-time Streaming & Interoperability
- Big Data

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
DOS was uniquely designed and purpose-built to handle the complex, ever-evolving nature of healthcare-specific data. This includes healthcare-specific terminology, data governance, and meta-data management. By creating healthcare-specific data models to organize industry-specific data, we enable faster and more repeatable analytics and insights. We have developed the capabilities to turn these insights into actions by connecting our analytics into the workflow systems, such as an electronic health record (EHR or EMR).
Differentiating attributes of our DOS include:
•Data warehouse. We believe our innovative late-binding architecture has a proven track record of agility and adaptability to new rules, vocabularies, and data content. Our open and self-service platform enables database-level querying and custom analytics use-cases.
•Source connectors. Our platform is designed to quickly ingest data from the numerous information systems and siloed data sources our customers possess. We have prebuilt connectors to the most common transactional software systems used by healthcare organizations. The DOS data management console enables customers to manage robust ETL processes and scheduling.

•Cloud-based. Modern cloud-based architecture is secure and scalable. Being cloud-based enables quicker product iteration and innovation.
•Reusable data logic. Registries, value sets, and other data logic sit on top of the raw data and can be accessed, reused, and updated through open APIs, enabling customer and third-party application development. We update hundreds of registries, value sets, and measure logic regularly. This reusable, healthcare data content enables customers to achieve analytic value more quickly than leveraging homegrown or cross-industry products and services.
•Machine learning. Embedded within DOS are machine learning algorithms that our customers can easily leverage for predictive analytics. Customers can also build their own machine learning data pipelines within DOS.
•Terminology services. By standardizing the complex language used to code entries in various health records and clinical systems, DOS facilitates decision support, consistent reporting, and analytics and interoperability.
•Closed-loop EMR integration. Bridges the gap between insight and action by reducing data lag, interjecting knowledge at the point of decision-making, including back into the workflow of source systems, such as an EMR.
•Text processing. Enables the extraction of additional data currently trapped in various unstructured text blocks. The ability to gather insight from clinical notes remains an area of untapped healthcare intelligence with tremendous potential.
•Real-time streaming and interoperability. Near or real-time data streaming from the source all the way to the expression of that data through DOS, supporting both transaction-level exchange of data and analytic processing.
•Big data. Ability to access, organize, and analyze massive and unique, structured and unstructured, data sets allows us to drive differentiated analytic insights for our customers.
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
Foundational Software Applications
•Registry and Measures Authoring (Population Builder). Enables non-SQL writers like clinicians and administrators to dynamically author, manage, view, and publish pre-built and custom population ruleset definitions using an elegant drag-and-drop interface. Rulesets can be published as a registry, leveraged across the DOS analytics platform and augmented with summary metrics using our tools. These registries can be used for internal quality improvement and research efforts or for reporting to external organizational registries.
•Benchmarking (Touchstone). Uses artificial intelligence to proactively identify where a customer is performing relative to benchmark sets composed of proprietary and publicly-available data; subsequently recommends and prioritizes opportunities for improvement.
•Dashboards and Reporting (Leading Wisely). Enables users to quickly and easily add clinical, financial, and operational measures in an executive dashboard format. Measures are trended over time and updated on a near real-time basis from DOS. Users can customize information, share it with others, and set their own alerts and notifications. As a result, executives and their teams are empowered to take control of the data deluge to plan, prioritize improvement projects, create alignment among groups, strategize the best products and services, and communicate decisions more effectively.

Domain-Specific Software Applications
•Activity-Based Costing (CORUS). Activity-based costing software application that leverages clinical and operational data from DOS to calculate a true cost of clinical processes and patients on the most granular level. Enables CFOs, physicians, service line leaders, and clinical and financial analysts to understand the true cost of providing care and relate those costs to patient outcomes.
•Patient Safety (Patient Safety Monitor). Trigger-based surveillance system enabled by DOS. This application monitors patient-level data and applies machine learning algorithms to predict whether a patient is currently at risk for a safety event so that the patient's clinicians can intervene as they deem necessary to prevent harm events.
•Care Management. Patient-centric population health service that utilizes data integration, patient stratification and intake, care coordination, patient engagement, and performance measurement to optimize care delivery for high-risk patients.
•Population Health Foundations. Product suite designed to help health systems manage risk-based contracts and bundled payment models and allow providers to tailor patient care based upon population metrics and benchmarks.
•Quality and Regulatory Measures. Foundational product for integrating hundreds of measures across financial, regulatory, and quality departments and reporting those measures to third-party entities like CMS. Enables proactive measures surveillance to enhance outcomes and facilitates monitoring behaviors, interventions, and activities needed to influence, manage, or change outcomes.
•EMR Embedded Insights (Care Gap Closure): Cloud-based product suite that provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time.
•Revenue Improvement and Workflow Optimization: Revenue workflow optimization and analytics SaaS technology solution portfolio, including products related to chargemaster management, price transparency and revenue integrity.
Analytics Accelerators
•To further enhance our analytics applications we have also developed a library of tailored analytics accelerators. Analytics accelerators are pre-built data models and customizable visualizations that leverage the broad set of integrated data stored within our DOS platform for a specific analytic use-case. Customers who utilize our analytics accelerators achieve a much faster time-to-value compared to building an analytic model from the ground up. Our customers frequently rely on our analytics expertise to customize our analytics accelerators, as well as our domain expertise in order to successfully leverage our analytics accelerators to drive data-informed improvement. The breadth of our analytics accelerators facilitates analytic insights across clinical, financial, and operational use-cases. Our suite of more than 40 analytics accelerators provides highly-specific clinical, financial, and operational insights. Examples of these accelerators include:
•     Clinical: Sepsis, Readmissions, Heart Failure, Joint Replacement, CLABSI, and COPD;
•     Financial: Payment Model Analyzer, Financial Management, Revenue Cycle, and Hierarchical Condition Categories; and
•     Operational: Supply Chain, Patient Flow, Surgical Services, Labor Management, and Practice Management.

Services Expertise
We provide a range of high-value-add professional services to help our customers implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our customers achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our services expertise can be provided as a supplement to our customers’ existing teams or as an outsourced function for our customers. Our team is comprised of over 340 analytics experts and over 75 domain experts, including several nationally-recognized healthcare and analytics leaders.
Our domain experts provide services across a range of specialties, including:
Data and Analytics services expertise:
•Data Engineering Services: Help customers ingest data sources and provide consulting around DOS best practice and strategy around leveraging new DOS features.
•Analytic Engineer Services: Partner with clients to generate meaningful insights produced from Health Catalyst technology that lead improvement efforts. Guides best practice and training.
•Implementation Services: Implement and configure analytics applications.
•Data Science Services: Work with client teams to apply scientific methods, processes, algorithms, and systems to ask and answer questions using data.  In addition, build software tools to enable self-service capabilities for customers.
•Analytics Strategy Services: Provide agile development workshops, continued data architecture and Extract Transform Load support, documentation and training, measure reporting efficiency, and prioritization and staff augmentation.
•Data Governance Services: Offer advisory services related to leveraging customers’ unique, strategic data assets, managing data access and security, and establishing cross-functional governance structures.
Clinical, Financial, and Operational services expertise:
•Quality and Process Improvement Strategy: Organizational readiness assessments and opportunity analysis. Clinical pathways, best practices, and protocol implementation. Lean methodology and clinical variation reduction recommendations.
•Patient Safety Services: Transition from voluntary under-reporting to proactive prevention using data-driven triggers.
•Cost Accounting Services: Expert analysis of fine-grain activity-based costing methods and cost-saving improvement opportunities.
•Population Health and Value-Based Care Services: Organizational transformation services to enhance abilities to take on cost risk for patient populations.
•Abstraction Data Submission Services: Support in collecting quality and regulatory information and submitting it to various associations.
•Health Catalyst University - Educational Services: Hands-on courses, programs, and customizable training opportunities to provide our customers with knowledge, practical skills, and take-home tools needed to drive improvement efforts.

Our Customers
Our customers comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics. We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, discussions regarding data and analytics strategy have oftentimes transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. No customers represented more than 10% of our total revenue for the years ended December 31, 2020, 2019, and 2018.
Team Members and Culture
We currently employ more than 1,000 team members. We believe that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
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
Our team members, who strive to uphold our values and live our mission every day, are at the forefront of cultivating and spreading this culture across the healthcare organizations that we serve. This continuous interaction across the entire Health Catalyst community creates a virtuous cycle that further reinforces our culture and fuels our growth.
Our team member satisfaction scores, as measured by Gallup, have consistently ranked in the 95th to 99th percentile and our KLAS Overall Customer Satisfaction Score has regularly outpaced the segment average. We engage compensation consultants to enable us to make data informed decisions with respect to our compensation and benefit packages so we continue to attract and retain top talent. Moreover, we have received numerous awards and recognition for our culture and service to our customers. In total, we have been recognized 60 times as a “best place to work” by Glassdoor, Gallup, and Modern Healthcare, among others. Additionally, we have received multiple awards for customer satisfaction and excellence from KLAS, Chilmark Research, and Black Book. For example, our Chargemaster Management product, a new revenue analytics product addition through the Vitalware acquisition, was ranked Best in KLAS for 2020. We believe that these honors demonstrate the loyalty of our team members and our customers and that our culture is driving the behaviors that will help fuel our future growth.
Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States, but opportunistically in other geographies, including Canada, the United Kingdom, the Middle East, and Southeast Asia. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our customers’ and sales prospects’ leadership teams. In the third quarter of each year, we hold the Healthcare Analytics Summit (HAS), an event showcasing data-informed improvement in healthcare.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features, and functionality. Our research and development organization is responsible for the design, development, and testing of our data platform and analytics applications. Based on customer feedback and needs, we focus our efforts on developing new products, functionality, applications, and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of our data platform and existing analytics applications. Research and development expenses were $53.5 million, $46.3 million, and $38.6 million for our years ended December 31, 2020, 2019, and 2018, respectively.

Intellectual Property
We rely on a combination of patent, trademark, and copyright laws in the United States as well as confidentiality procedures and contractual provisions to protect our trade secrets, including proprietary technology, databases, and our brand.
As of December 31, 2020, we had eleven issued U.S. patents, two issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2037, and two patent applications pending in the United States and two patent application pending in Canada. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
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
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competitors are industry-agnostic analytics companies, EHR companies, point solution vendors, as well as healthcare organizations that perform their own analytics. Industry-agnostic analytics companies include IBM, Tableau, and Qlik. EHR companies include Cerner Systems and Epic Systems. Point solution companies include Optum Analytics, Premier, Strata Decision Technology, Craneware, and Intersystems.
The principal competitive factors in our industry include:
•level of customer satisfaction;
•ease of deployment and use of solutions and applications;
•breadth and depth of solution and application functionality;
•access to, and ability to glean insights from, large data sets;
•brand awareness and reputation;
•modern and adaptive technology platform;
•capability for customization, configurability, integration, security, scalability, and reliability of applications;
•total cost of ownership;
•ability to innovate and respond to customer needs rapidly;
•size of customer base and level of user adoption;
•regulatory compliance verification and functionality;
•domain expertise with respect to healthcare; and
•ability to integrate with legacy enterprise infrastructures and third-party applications.

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

Government Regulation of Health-Related and Other Personal Information

In the United States, numerous state and federal laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our customers.

For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, HIPAA) impose obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit protected health information (PHI) for or on behalf of such covered entities, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of PHI.

Since we provide services that require us to use and disclose PHI on behalf of our covered entity customers, we are a business associate. Our covered entity customers are required under HIPAA to enter into business associate agreements (BAAs) with us and we are required to enter into BAAs with our downstream subcontractors that access or otherwise process PHI on our behalf. As a business associate, we are required to comply with the HIPAA security standards, and certain provisions of the HIPAA privacy standards and breach notification rule, and may be subject to significant civil and criminal penalties for failure to do so.

In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, including privacy safeguards, and security standards. Many states have also adopted data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them. In addition, certain states have adopted other laws governing the use and disclosure of personal information. For example, California recently enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (CPRA) was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

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

Fraud, Waste, and Abuse

Even though we do not directly order or provide healthcare services that are reimbursable by Medicare, Medicaid or other third-party payors or submit claims or receive reimbursement from any such payor, certain federal and state healthcare laws and regulations pertaining to fraud, abuse and waste apply or may apply to our business and to the financial arrangements through which we market, sell and provide our services to our healthcare provider customers. These laws and regulations include or may include the following:

•The federal Anti-Kickback Statute makes it illegal for any person to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in exchange for, or intended to induce or reward, including arranging for or recommending, either the referral of an individual, or the purchase, lease, order, prescription, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid program. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation.
•The federal civil and criminal false claims laws, such as the federal False Claims Act, and civil monetary penalties laws impose criminal and civil penalties and authorizes civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to a federal government healthcare program, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem entities to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to our customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.
•HIPAA also contains a provision that imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Similarly, the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services.

In addition, many states have similar fraud and abuse statutes and regulations that apply regardless of the payor, including commercial payors and self-pay patients. Violations of federal and state fraud and abuse laws may be punishable by criminal and/or civil sanctions, including significant penalties, fines, disgorgement, additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid, and debarment from contracting with the U.S. government.

Corporate Practice of Medicine and Fee-Splitting Laws

In many states, there are laws that that prohibit business entities, such as us, from providing professional medical services or directly employing or otherwise exercising control over professional judgment or medical decisions by physicians or other licensed health care professionals (such activities generally referred to as the “corporate practice of medicine”). Corporate practice of medicine regulations and other similar laws may also prevent fee-splitting, or the sharing of professional service income with non-professional or business interests. Overseeing a care coordination or care management team could be alleged in some cases to involve treatment or diagnosis of patients which requires a clinic license or other state license or permission. Any determination that we are acting in the capacity of a healthcare provider and acting improperly as a healthcare provider, exercising undue influence or control over a healthcare provider or impermissibly sharing fees with a healthcare provider, may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.

Patient Safety Organization Certification and Other Certification Requirements

Our patient safety organization (PSO) is certified by the Agency for Healthcare Research and Quality (AHRQ), an agency of the Department of Health and Human Services (HHS). We must meet certain requirements to maintain this certification. In addition, there may be other federal and state certification requirements that we may be required to meet from time to time in connection with our Solution. We cannot be certain that our Solution will continue to meet these standards. The failure to comply with these certification requirements could result in the loss of certification.

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

The 21st Century Cures Act includes provisions related to data interoperability, information blocking, and patient access. CMS and the ONC recently issued final rules related to these provisions, which include, among other things, requirements surrounding information blocking, changes to ONC's Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. Any failure to adequately comply with these rules may adversely impact our business and our ability to compete.

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

U.S. Food and Drug Administration (FDA)

The FDA regulates medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act includes exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. Accordingly, we believe our currently marketed products are not currently regulated by the FDA as medical devices, or are otherwise subject to FDA’s current enforcement discretion policies.

FDA Premarket Clearance and Approval Requirements - Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application (PMA). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, postmarket surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.

Post-market Regulation - After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•establishment registration and device listing with the FDA;

•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturers of medical device products marketed in the United States are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Device manufacturers are also subject to periodic scheduled or unscheduled inspections by the FDA. The FDA has broad regulatory compliance and enforcement powers.

If the FDA determines that we failed to comply with applicable regulatory requirements, including a determination that our software products require prior FDA clearance or approval to be legally marketed in the United States, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions: warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties; recalls, withdrawals, or administrative detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) clearances or PMA approvals that have already been granted; refusal to grant export or import approvals for our products; or criminal prosecution.

Foreign Regulations

Our subsidiaries in the United Kingdom and Singapore are subject to additional regulations by the Government of the United Kingdom, as well as its subdivisions, and the Government of Singapore, respectively. These include federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status.

Foreign Data Collection. The collection and use of personal health data in the European Economic Area (EEA) is governed by various laws concerning privacy, data protection and data security, most notably the General Data Protection Regulation 2016/679 (GDPR). The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to other countries, including the United States; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with data protection rules. In addition, member states of the EEA may impose further obligations relating to the processing of health data, which could further add to our compliance costs and limit how we process this information. From January 1, 2021, we may be subject to the GDPR and also the United Kingdom (UK) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the UK long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure. We also may become subject to similar laws and regulations in other countries outside of the EEA in which we do business.

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

Corporate Information
Health Catalyst, Inc. (Health Catalyst) was incorporated under the laws of Delaware in September 2011. We were formerly known as HQC Holdings, Inc. In March 2017, we changed our name to Health Catalyst, Inc. Our principal executive offices are located at 10897 South River Front Parkway #300, South Jordan, Utah 84095, and our telephone number is (801) 708-6800. We completed our initial public offering of shares of our common stock, also referred to as our IPO, in July 2019, and our common stock is listed on Nasdaq under the symbol “HCAT.” Our corporate website address is www.healthcatalyst.com.  Information contained on or accessible through our website is not part of this Annual Report on Form 10-K.

Human Capital Management

At the center of the Flywheel described above is the engagement of our team members. Team member engagement is foundational to everything we do and is the #1 priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our customers to measurably improve. As customers realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential customers. Customer renewal, expansion, and referral produce growing, scalable, and predictable financial performance.

Our key human capital management objectives include, among others: (i) attracting, developing, and retaining a diverse and talented workforce; (ii) providing opportunities for learning, development, career growth, and movement within Health Catalyst; (iii) evaluating compensation and benefits, and rewarding performance; (iv) investing in physical, emotional, and financial health of team members; (v) obtaining team member feedback; (vi) maintaining and enhancing our culture and mission; and (vii) communicating with our board of directors on a routine basis on key topics. We have implemented and continue to develop many programs designed to achieve these priorities, some of which are further described below.

As of December 31, 2020, we had more than 1,000 team members, almost all of whom are located in the United States. We have not experienced any work stoppages, and we consider our team member relations to be good. We encourage you to review the Environmental, Social and Governance pages of our website at https://www.healthcatalyst.com/environmental-social-governance/ (ESG Website) for more detailed information regarding our human capital programs and initiatives. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Team Member Engagement

We regularly engage with our team members to assess their job satisfaction, including conducting regular team member surveys and hosting monthly all team member meetings in which leadership answers questions from team members. We use information from these sources, among others, to improve our ability to attract, develop, and retain talented team members who will help advance our mission.

Compensation, Benefits and Wellness

In addition to market-competitive base pay, short-term bonus incentives, and long-term equity incentives, we provide comprehensive team member benefits and a variety of other health and wellness resources. We are committed to fair compensation and opportunity in our workplace.

Pay Equity

We are committed to ensuring our team members receive equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, business unit, and company performance, among others. We regularly review our compensation practices and analyze the equity of compensation decisions. We institute measures, such as communications and trainings, to recognize, interrupt and prevent bias in hiring, performance management, and compensation decisions and we provide resources to further develop managers and leaders to help them make equitable decisions about pay.

Diversity and Inclusion

We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. We continue to formalize and invest in our diversity and inclusion initiatives as further described on the ESG website listed above. These diversity and inclusion efforts – spearheaded by Trudy Sullivan, our Chief Diversity & Inclusion Officer, and our four affinity groups in partnership with hundreds of our team members – focus on diversity and inclusion in our workforce, in our workplace and in healthcare. We continue to focus upon inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process, including expanding our internship program to include remote workplace options, attending Women of Color STEM and the Black Engineer of the Year Awards (BEYA) conference and job fairs and recognizing our two Modern Healthcare Technology Leader Science Spectrum Trailblazer Awards winners at BEYA. Our Shades affinity group for team members of color contributes to the marketing and design of our AI driven Health Equity Assessment and Guidance Solution to overcome disparities in care in the healthcare ecosystem. Over the past year, we continued to expand our diversity training for our team members with the creation and launch of our Diversity Dialogue Series, which included outside speakers.

Growth and Development

We invest significant resources to develop talent and actively foster a learning culture where team members are empowered to drive their personal and professional growth. We offer extensive onboarding and regular training programs to prepare our team members at all levels for career progression and individual development. We also offer annual continuing education reimbursement to allow team members to be continuous learners and seek new challenges.

Flexible Work Environment

We help our team members succeed by providing flexibility in where and how they work. For many years, we have enabled team members to have flexible work arrangements, including a large percentage of remote team members. We believe these arrangements can increase team member’s ownership, satisfaction and productivity, as well as enable us to hire from a broader, more diverse pool of talent. In response to the COVID-19 pandemic, we allowed all team members to be remote to protect the health, safety and wellness of our team members. We continue to support our workforce with the technology and infrastructure necessary to work from a remote location, including a work equipment and utilities reimbursement program to help our team member improve their dynamic workspaces.
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

Further, the sales cycle for a new customer of our technology and services, which has averaged approximately one year, could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The outbreak also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our Solution. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, has averaged approximately one year and in some cases has exceeded two years. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our Solution.

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

•the impact of COVID-19 on our customers, partners and business;

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

Historically, we have relied on a limited number of customers for a significant portion of our total revenue and accounts receivable. Our three largest customers during 2020 comprised 5.6%, 4.6%, and 3.9% of our revenue, or 14.1% in the aggregate. Our three largest customers during 2019 comprised 4.6%, 3.6%, and 3.6% of our revenue, or 11.8% in the aggregate. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. As our customers’ businesses respond to market dynamics and financial pressures, and as our customers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our customers will, from time to time, seek to restructure their agreements with us. In the ordinary course, we renegotiate the terms of our agreements with our customers in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original customer contracts and consequently could negatively impact our revenue, business, and prospects.

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

As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting. Many of the internal controls we have implemented pursuant to the Sarbanes-Oxley Act are process controls with respect to which a material weakness may be found whether or not any error has been identified in our reported financial statements. This may be confusing to investors and result in damage to our reputation, which may harm our business. Additionally, the proper design and assessment of internal controls over financial reporting are subject to varying interpretations, and, as a result, application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and as common practices evolve. This could result in continuing uncertainty regarding the proper design and assessment of internal controls over financial reporting and higher costs necessitated by ongoing revisions to internal controls.

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

We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, in June 2018 we acquired the interoperability services of the Medicity business and during 2020 we acquired Able Health, Healthfinch, and Vitalware, all of which we are in the process of integrating with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.

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

Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our customers. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of customers. Further, on May 1, 2020, ONC and CMS finalized and published complementary new rules to support access, exchange, and use of EHI, referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule, and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces (APIs) to allow individuals to securely and easily access structured EHI using smartphone applications. The Final Rule also implements provisions of the 21st Century Cures Act requiring that patients be provided with electronic access to all of their EHI (structured and/or unstructured) at no cost.

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

Our Solution involves the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding patients and their PHI. Despite the implementation of security measures, our internal computer systems and those of our customers, contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability such as government or state Attorney General investigations.

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

Our DOS platform and analytics applications are hosted from and use computing infrastructure provided by third parties, including Microsoft Azure and Flexential, and other computing infrastructure service providers. We have migrated and expect to continue to migrate a significant portion of our computing infrastructure needs to Microsoft Azure. We have made and expect to continue to make substantial investments in transitioning customers from our own managed data center to Microsoft Azure. We anticipate that this transition will increase the cost of hosting our technology and negatively impact our technology gross margin. We currently expect our planned transitions to be substantially complete by the end of 2022. Such migrations are risky and may cause disruptions to our Solution, service outages, downtime, or other problems and may increase our costs. Despite precautions taken during such transitions, any unsuccessful transition of technology may impair customers’ use of our technology which may cause greater costs or downtime and which may lead to, among other things, customer dissatisfaction and non-renewals.

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

Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2020, we had filed applications for a number of patents, and we have eleven issued U.S., two issued Canadian patents, one issued Great Britain patent, and one issued European patent, as well as two patent applications pending in the United States and two patent applications pending in Canada. We also had twenty-seven registered trademarks in the United States, Canada, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

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

Risks Related to Governmental Regulation

Risks Related to Healthcare and Data Privacy and Security Regulation

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

•Health Information Privacy and Security Laws. There are numerous federal and state laws and regulations that govern the privacy and security of health information. In particular, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of protected health information (PHI) . By processing and maintaining PHI on behalf of our covered entity customers, we are a HIPAA business associate and are required to enter into BAAs with our covered entity clients to safeguard PHI, as well as BAAs with our subcontractors that access or otherwise process PHI on our behalf.

We may not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our Solution. Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

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

•Consumer Protection Regulation. Federal and state government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and dissemination of data, and the presentation of website or other electronic content, which may require compliance with certain standards for notice, choice, security, and access. California adopted the CCPA, which went into effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.

•GDPR and Foreign Data Privacy Protection Laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in the European Union (EU), the GDPR went into effect on May 25, 2018. If we or our vendors fail to comply with the applicable EU privacy laws, we could be subject to government enforcement actions and significant penalties against us. GDPR introduced new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Data protection authorities of the different EU member states may also interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. From January 1, 2021, we may be subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the UK long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure

•Canadian Data Privacy Protection Laws. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private-sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. Other jurisdictions besides the EU and Canada are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Furthermore, as we enter into business arrangements in countries outside of the United States, we will need to be prepared to comply with applicable local privacy laws. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

We cannot be certain that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. There is ongoing concern from privacy advocates, regulators, and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous, or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, including the CCPA, and we cannot yet determine the impact such laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our Solutions, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Any failure or perceived failure by us to comply with international, federal or state laws or regulations, industry standards, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our platform.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the data analytics and improvement services that we provide, and these laws and regulations may be applied to our Solution in ways that we do not anticipate, particularly as we develop and release new and more sophisticated solutions. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create significant liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face or may face from healthcare regulation are described below.

The federal Anti-Kickback Statute prohibits, among other things, the offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable healthcare items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws prohibit bribery and similar behavior.

We do not believe we directly order or provide healthcare services that are reimbursable by Medicare, Medicaid or other third-party payors or submit claims or receive reimbursement from any such payor. However, nonetheless, in addition to direct enforcement action against us, if our advisory services or Solutions offered to customers are associated with action by customers that is determined or alleged to be in violation of these laws and regulations, it is possible that an enforcement agency would also try to hold us liable.

There are also numerous federal and state laws that prohibit the submission of false information, or the failure to disclose information, in connection with submission and payment of claims for health care items and services by health care providers. For example, the federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

HIPAA also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Any determination by a court or regulatory agency that we or any of our customers, vendors or partners have violated these laws could subject us to significant civil or criminal penalties, invalidate all or portions of some of our customer contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving customers doing business with government payors, and have an adverse effect on our business. Our customers’ failure to comply with these laws and regulations in connection with our services could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our Solution, and force us to expend significant capital, research and development, and other resources to address the failure. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

If our arrangements with physicians and other health care professionals are found to constitute the improper rendering of professional medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.

We employ and contract with physicians and other licensed health care professionals who assist our customers with the customers’ care coordination, care management, population health management, and patient safety activities. Although we do not intend to provide medical care, treatment, or advice, our relationships with such health care professionals may implicate certain state laws in the United States in which we operate that generally prohibit non-professional entities from providing licensed medical services, exercising control over licensed physicians or other licensed health care professionals or engaging in certain practices such as fee-splitting with such licensed professionals. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that we are engaged in the provision of professional medical services, and/or that our arrangements with our affiliated physicians and other licensed health care professionals constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we may be required to restructure or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

The FDA may modify its enforcement policies with respect to medical software products, and our products may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.

The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software products, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. Accordingly, we believe our currently marketed products are not currently regulated by the FDA as medical devices, or that our products are otherwise subject to FDA’s current enforcement discretion policies applicable to software products. However, there is a risk that the FDA could disagree with our determination, or that the FDA could alter its enforcement discretion policies, and in each case, subject our software to more stringent medical device regulations.

If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. If this occurs, we may be required to cease marketing or to recall our product until we obtain the requisite clearances or approvals, which would entail significant cost and could harm our business. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or comparable state or foreign regulatory authorities, including: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, recalls, termination of distribution, administrative detentions, seizure of our products, operating restrictions, partial suspension or total shutdown of production, delays in or refusal to grant clearances or approvals, prohibitions on sales of our products, and criminal prosecution. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations

The healthcare regulatory and political framework is uncertain and evolving.

Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations could create unexpected liabilities for us, cause us to incur additional costs, and/or restrict our operations. Reforming the healthcare industry has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes and policy goals. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations. By way of example, in March 2010, the Affordable Care Act, or ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted our industry and, to some degree, our business. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA in its entirety, although it is unclear when or how the Supreme Court will rule. We anticipate that new cost containment measures or other healthcare reforms will continue to be implemented at both the federal and state level, any of which could harm our business, financial condition and results of operations.

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

As of December 31, 2020 and December 31, 2019, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $419.6 million and $269.1 million, respectively, and state income tax purposes of approximately $334.6 million and $215.2 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.

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

We launched operations in 2008 and we acquired Medicity, Able Health, Healthfinch and Vitalware in June 2018, February 2020,
July 2020 and September 2020, respectively. Our limited operating history, in particular with respect to the businesses we acquired in 2020, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers and retain existing customers, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our customers and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that customers share with us, process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.

We have experienced significant net losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in the past, including net losses of $115.0 million and $60.1 million in the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $725.7 million as of December 31, 2020. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with customers, develop our platform, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisitions of Able Health, Healthfinch, and Vitalware in February 2020, July 2020, and September 2020, respectively. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in South Jordan, Utah where we occupy facilities totaling approximately 118,207 square feet under a lease that expires on December 31, 2031. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease offices elsewhere in the United States for sales, professional services, and other personnel, including offices in Minneapolis, Minnesota, Alpharetta, Georgia, Pittsburgh, Pennsylvania, San Francisco, California, Madison, Wisconsin, Yakima, Washington, and Dallas, Texas.
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
Holders of Record
As of December 31, 2020, there were 101 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

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
The graph set forth below compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and the S&P 500 Information Technology Index between July 25, 2019 (the date our common stock commenced trading) through December 31, 2020. All values assume a $100 initial investment at market close on July 25, 2019. The initial public offering price of our common stock, which had a closing stock price of $39.17 on July 25, 2019, was $26.00 per share. Data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	Jul 25, 2019(1)	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Health Catalyst, Inc.	100	81	89	67	74	93	111
S&P 500	100	99	108	86	103	112	125
S&P 500 Information Technology	100	98	112	98	128	143	159
__________________
(1)Base period

Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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
The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2018 has been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Technology	$110,467	$83,975	$57,224
Professional services	78,378	70,966	55,350
Total revenue	188,845	154,941	112,574
Cost of revenue, excluding depreciation and amortization:
Technology(1)(2)	35,604	27,797	19,429
Professional services(1)(2)(3)	62,473	47,548	40,423
Total cost of revenue, excluding depreciation and amortization	98,077	75,345	59,852
Operating expenses:
Sales and marketing(1)(2)(3)	55,411	47,284	44,123
Research and development(1)(2)(3)	53,517	46,252	38,592
General and administrative(1)(2)(3)(4)(5)(6)	59,240	31,713	22,690
Depreciation and amortization	18,725	9,212	7,412
Total operating expenses	186,893	134,461	112,817
Loss from operations	(96,125)	(54,865)	(60,095)
Loss on extinguishment of debt	(8,514)	(1,670)	—
Interest and other expense, net	(11,572)	(3,419)	(2,024)
Loss before income taxes	(116,211)	(59,954)	(62,119)
Income tax provision (benefit)	(1,194)	142	(135)
Net loss	$(115,017)	$(60,096)	$(61,984)
Less: accretion of redeemable convertible preferred stock	—	180,826	52,037
Net loss attributable to common stockholders	$(115,017)	$(240,922)	$(114,021)
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(12.86)	$(23.76)
Weighted-average number of shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	39,541	18,741	4,798

__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2020	2019	2018
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$803	$200	$78
Professional services	3,453	968	480
Sales and marketing expenses	13,093	3,811	1,514
Research and development expenses	8,069	4,841	787
General and administrative expenses	12,539	8,024	1,339
Total	$37,957	$17,844	$4,198
(2)Includes tender offer payments deemed compensation expense, as follows:

	Year Ended December 31,
	2020	2019	2018
Tender Offer Payments Deemed Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$28
Professional services	—	$—	284
Sales and marketing expenses	—	$—	3,967
Research and development expenses	—	$—	906
General and administrative expenses	—	$—	3,133
Total	$—	$—	$8,318
(3)Includes post-acquisition restructuring costs, as follows:

	Year Ended December 31,
	2020	2019	2018
Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Professional services	$—	$108	$337
Sales and marketing expenses	—	306	780
Research and development expenses	—	32	513
General and administrative expenses	—	—	484
Total	$—	$446	$2,114
(4)Includes acquisition transaction costs, as follows:

	Year Ended December 31,
	2020	2019	2018
Acquisition Transaction Costs:	(in thousands)
General and administrative expenses	$2,670	$—	$—
(5)Includes the change in fair value of contingent consideration liabilities, as follows:

	Year Ended December 31,
	2020	2019	2018
Change in Fair Value of Contingent Consideration:	(in thousands)
General and administrative expenses	$14,088	$—	$—
(6)Includes duplicate headquarters rent expense, as follows:

	Year Ended December 31,
	2020	2019	2018
Duplicate Headquarters Rent Expense:	(in thousands)
General and administrative expenses	$1,398	$—	$—

	As of December 31,
	2020	2019	2018
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$91,954	$18,032	$28,431
Short-term investments	178,917	210,245	4,761
Working capital(1)	288,908	246,675	49,807
Total assets	577,740	302,360	110,975
Deferred revenue, current and non-current	49,023	32,112	32,035
Long-term debt, net of current portion	168,994	48,200	18,814
Redeemable convertible preferred stock	—	—	409,845
Accumulated deficit	(725,650)	(610,514)	(374,772)
Total stockholders’ equity (deficit)	276,099	200,644	(374,768)
___________________
(1)Working capital is calculated as current assets less current liabilities, excluding current deferred revenue. See our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets, current liabilities, and deferred revenue.

	Year Ended December 31,
	2020	2019	2018
Non-GAAP Financial Data:	(in thousands, except percentages)
Adjusted Technology Gross Profit(1)	$75,666	$56,378	$37,901
Adjusted Technology Gross Margin(1)	68%	67%	66%
Adjusted Professional Services Gross Profit(1)	$19,358	$24,494	$16,028
Adjusted Professional Services Gross Margin(1)	25%	35%	29%
Total Adjusted Gross Profit(1)	$95,024	$80,872	$53,929
Total Adjusted Gross Margin(1)	50%	52%	48%
Adjusted EBITDA(1)	$(21,287)	$(27,363)	$(38,053)
___________________
(1)These measures are not calculated in accordance with GAAP. See “Reconciliation of Non-GAAP Financial Measures” for more information about these financial measures, including the limitations of such measures and a reconciliation of each measure to the most directly comparable measure calculated in accordance with GAAP.
Other Key Metrics

	As of December 31,
	2020	2019	2018
DOS Subscription Customers(1)	74	65	50
___________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Key Metrics” for more information about this metric.

	Year Ended December 31,
	2020	2019	2018
Dollar-based Retention Rate(1)	102%	109%	107%
___________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Key Metrics” for more information about this metric.

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
The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$110,467	$78,378	$188,845
Cost of revenue, excluding depreciation and amortization	(35,604)	(62,473)	(98,077)
Gross profit, excluding depreciation and amortization	74,863	15,905	90,768
Add:
Stock-based compensation	803	3,453	4,256
Adjusted Gross Profit	$75,666	$19,358	$95,024
Gross margin, excluding depreciation and amortization	68%	20%	48%
Adjusted Gross Margin	68%	25%	50%

	Year Ended December 31, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$83,975	$70,966	$154,941
Cost of revenue, excluding depreciation and amortization	(27,797)	(47,548)	(75,345)
Gross profit, excluding depreciation and amortization	56,178	23,418	79,596
Add:
Stock-based compensation	200	968	1,168
Post-acquisition restructuring costs(2)	—	108	108
Adjusted Gross Profit	$56,378	$24,494	$80,872
Gross margin, excluding depreciation and amortization	67%	33%	51%
Adjusted Gross Margin	67%	35%	52%

	Year Ended December 31, 2018
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$57,224	$55,350	$112,574
Cost of revenue, excluding depreciation and amortization	(19,429)	(40,423)	(59,852)
Gross profit, excluding depreciation and amortization	37,795	14,927	52,722
Add:
Stock-based compensation	78	480	558
Tender offer payments deemed compensation(1)	28	284	312
Post-acquisition restructuring costs(2)	—	337	337
Adjusted Gross Profit	$37,901	$16,028	$53,929
Gross margin, excluding depreciation and amortization	66%	27%	47%
Adjusted Gross Margin	66%	29%	48%
__________________
(1)Tender offer payments deemed compensation relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 13 in the consolidated financial statements.
(2)Post-acquisition restructuring costs related to severance charges following the acquisition of Medicity.
Adjusted Technology Gross Margin increased from 67% for the year ended December 31, 2019 to 68% for the year ended December 31, 2020. This year-over-year performance was mainly driven by existing customers paying higher technology access fees from contractual, built-in escalators, without the corresponding increase in hosting costs, offset partially by headwinds due to the continued costs associated with transitioning a portion of our customer base to third-party hosted data centers. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin decreased from 35% for the year ended December 31, 2019 to 25% for the year ended December 31, 2020, due primarily to temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19, a lower utilization rate of our professional services team members, and some shift in the mix of professional services delivered. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate on a quarterly basis and will likely decline in the near term due to changes in the mix of services we provide and the amount of operational overhead required to deliver our services.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on extinguishment of debt, income tax provision (benefit), depreciation and amortization, stock-based compensation, tender offer payments deemed compensation, acquisition transaction costs, change in fair value of contingent consideration liabilities, duplicate headquarters rent expense, and post-acquisition restructuring costs when they are incurred. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(115,017)	$(60,096)	$(61,984)
Add:
Interest and other expense, net	11,572	3,419	2,024
Loss on extinguishment of debt	8,514	1,670	—
Income tax provision (benefit)	(1,194)	142	(135)
Depreciation and amortization	18,725	9,212	7,412
Stock-based compensation	37,957	17,844	4,198
Acquisition-related transaction costs(1)	2,670	—	—
Change in fair value of contingent consideration liabilities(2)	14,088	—	—
Duplicate headquarters rent expense(3)	1,398	—	—
Tender offer payments deemed compensation(4)	—	—	8,318
Post-acquisition restructuring costs(5)	—	446	2,114
Adjusted EBITDA	$(21,287)	$(27,363)	$(38,053)
__________________
(1)Acquisition transaction costs relate to legal, diligence, and other third-party fees incurred as part of the acquisitions of Able Health, Healthfinch, and Vitalware. For additional details refer to Note 2 in our consolidated financial statements.
(2)The change in fair value of contingent consideration liabilities relates to changes in the estimated fair value of shares of our common stock that will be issued if certain performance targets for Able Health, Healthfinch, and Vitalware are met during the respective earn-out periods. For additional details refer to Note 7 in our consolidated financial statements.
(3)Duplicate rent expense for our corporate headquarters relocation. For additional details refer to Note 9 in our consolidated financial statements.
(4)Tender offer payments deemed compensation relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 13 in the consolidated financial statements.
(5)Post-acquisition restructuring costs relate to severance charges following the 2018 acquisition of Medicity.

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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K filed on February 28, 2020.
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
Health Catalyst was founded in 2008 by healthcare analytics industry pioneers. Our founders and team developed the initial version of our Solution, consisting of an early version of our data platform, select analytics accelerators, and professional services expertise. From the beginning, our Solution has been focused on enabling our mission: to be the catalyst for massive, measurable, data-informed healthcare improvement. We currently employ more than 1,000 team members.
Highlights from the years ended December 31, 2020, 2019, and 2018 include:
•For the years ended December 31, 2020, 2019, and 2018, our total revenue was $188.8 million, $154.9 million, and $112.6 million, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recent acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•For the years ended December 31, 2020, 2019, and 2018, we incurred net losses of $115.0 million, $60.1 million, and $62.0 million, respectively.
•For the years ended December 31, 2020, 2019, and 2018, our Adjusted EBITDA was $(21.3) million, $(27.4) million, and $(38.1) million, respectively.
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

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. The ongoing COVID-19 surge, coupled alongside vaccine rollout logistics, likely indicate that our country and national healthcare system will be under some amount of continued strain over the coming months. That said, we continue to be encouraged as we witness meaningful evidence that the healthcare provider ecosystem is significantly better equipped and prepared to respond to the ongoing pandemic, including through its treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization. Lastly, we see additional reasons for optimism over the near-to-medium term, as we begin to witness early signs of progress on vaccine rollout logistics.
We are fortunate to have a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the year ended December 31, 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our DOS subscription customers that typically have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has increased meaningfully. Additionally, we have seen usage of our COVID-19-specific products shift from those focused on COVID-19 preparedness to those focused on financial recovery and planning analytics in areas such as elective procedures, ambulatory care, and revenue cycle. Given these factors, we have seen minimal impact on our technology dollar-based retention as a result of COVID-19 and would anticipate similar dynamics moving forward.
Regarding our professional services, we continue to see high levels of engagement of our team member base, who remain engaged on both COVID-19-recovery work as well as focusing on more general clinical, financial, and operational improvement work. That said, the financial strain imposed by COVID-19 on a number of our customers has led to a meaningfully lower professional services dollar-based retention than we have achieved historically. The primary drivers for the decrease in our Adjusted Professional Services Gross Margin from 35% for the year ended December 31, 2019 to 25% for the year ended December 31, 2020 include the lower professional services dollar-based retention mentioned above, temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19, as well as some shift in the mix of professional services delivered.
We added nine net new DOS subscription customers during the year ended December 31, 2020. In the first half of 2020, given the significant impact of COVID-19 on our healthcare provider end market, the number of first half new customer additions was meaningfully lower than we originally anticipated entering the year. As we entered the second half of 2020, we were pleased to see healthcare organizations adjusting well to the "new normal" operating environment, with COVID-19 highlighting the need for a more robust, commercial-grade data and analytics solution. Likewise, given the financial strain imposed by the pandemic, prospective customers have shown an increased focus on revenue and cost optimization analytics, from which we believe we are well positioned to benefit. On the other hand, the COVID-19 pandemic continued to create some near-term financial uncertainty, making some health systems more cautious in their near-term purchasing decisions. Given these operating dynamics, in the second half of 2020 we experienced similar overall pipeline conversion rates to the second half of 2019.
Any negative impact to 2020 total revenue caused by the COVID-19 pandemic has also resulted in a negative impact to our 2020 Adjusted EBITDA. We have and continue to plan to partially offset any negative total revenue impact through cost containment efforts, resulting in less of a negative Adjusted EBITDA impact compared to the negative total revenue impact.
Importantly, in our response to the COVID-19 pandemic, we remain centrally committed to our team members, ensuring they stay at the center of the Health Catalyst Flywheel. As such, any cost containment efforts implemented will have a bias towards non-headcount related items.
Over the long run, as we get through the COVID-19 pandemic and healthcare organizations' operations begin to normalize, we continue to be optimistic that the pandemic will serve as an overall tailwind in the industry’s adoption of data and analytics. At the health system level, we are seeing meaningful evidence that COVID-19 is highlighting the need for a commercial-grade data and analytics solution to replace patchwork homegrown systems.

Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. We categorize our customer count into two primary categories: DOS Subscription Customers and Other Customers. DOS Subscription Customers are defined as customers who access our DOS platform via a technology subscription contract. Other Customers generally include DOS non-subscription customers and other customers from historical acquisitions. As of December 31, 2020, 2019, and 2018, we had 74, 65, and 50 DOS Subscription Customers with active subscriptions, respectively. As of December 31, 2020, we served over 300 Other Customers compared to 65 as of December 31, 2019. The significant increase in Other Customers from 2019 to 2020 was primarily due to our acquisitions of Able Health, Healthfinch, and Vitalware.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2020, greater than 90% of our total revenue was recurring in nature. Customers pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., DOS-only). We generally provide access to our technology and deliver professional services to customers on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. As we increase the use cases we address at a given customer, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our customer base over time as evidenced by a Dollar-based Retention Rate of 102%, 109%, and 107% for the years ended December 31, 2020, 2019, and 2018, respectively.
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
We delineate our sales organization by new customer acquisition and existing customer retention and expansion. Selling efforts to new customers vary. Many of our new customers engage with us broadly for multiple use cases, requiring buy-in during the sales cycle across the C-suite. Alternatively, in some instances, we engage with a customer in a single-use case. After we demonstrate measurable improvements, we work with our customers to expand the utilization of our Solution to other use cases or enterprise-wide. The average sales cycle for a new customer is approximately one year, and that timeline can vary materially. Because of our vertical focus on the healthcare industry, we believe our sales and marketing resources can be deployed more efficiently than at horizontally-focused companies that provide technology and services to multiple industries. Over the past few years, we have invested in growth infrastructure by adding to our sales operations and marketing teams, which are built to help us scale over the long term.
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

Key Business Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except percentages)
Total revenue	$188,845	$154,941	$112,574
Adjusted Technology Gross Profit	75,666	56,378	37,901
Adjusted Technology Gross Margin	68%	67%	66%
Adjusted Professional Services Gross Profit	$19,358	$24,494	$16,028
Adjusted Professional Services Gross Margin	25%	35%	29%
Total Adjusted Gross Profit	$95,024	$80,872	$53,929
Total Adjusted Gross Margin	50%	52%	48%
Adjusted EBITDA	$(21,287)	$(27,363)	$(38,053)
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition transaction costs, change in fair value of contingent consideration, duplicate headquarters rent expense, tender offer payments deemed compensation, and post-acquisition restructuring costs when they are incurred. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See “Selected Consolidated Financial and Other Data - Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our Adjusted EBITDA as a financial measure and for a reconciliation of our net loss to Adjusted EBITDA, the most directly comparable financial measure calculated in accordance with GAAP.

Other Key Metrics
We also regularly monitor and review the number of DOS Subscription Customers and Dollar-based Retention Rate as shown in the following tables:

	As of December 31,
	2020	2019	2018
DOS Subscription Customers	74	65	50
DOS Subscription Customers
Since 2016, our primary contracting model is a subscription-based contract to our DOS platform, analytics applications, and professional services. Given how fundamental DOS is to our Solution and because the vast majority of our total revenue is derived from DOS Subscription Customers, we believe our DOS Subscription Customer count, which represents customers with active subscriptions at period end, is the best representation of our market penetration and the growth of our business. Our 2020 DOS Subscription Customer additions of nine was lower than the historical annual number of additions due to the impact of COVID-19 on our sales achievement during the first half of 2020.

	Year Ended December 31,
	2020	2019	2018
Dollar-based Retention Rate	102%	109%	107%
Dollar-based Retention Rate
We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the Annual Recurring Revenue (ARR) from customers as of the date 12 months prior to such period end (prior period ARR). We then calculate the sum of the ARR from these same customers as of the current period end (current period ARR). Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes revenue from new customers added in the current period. We then divide the current period ARR by the prior period ARR to arrive at our Dollar-based Retention Rate. We calculate ARR for each customer as the expected monthly recurring revenue of our customers as of the last day of a period multiplied by 12. Because our primary business model is to contract for our DOS platform, analytics applications, and professional services, acquired customers that have not subscribed to DOS are not included in the Dollar-based Retention Rate metrics.
Given our high level of technology revenue predictability, we would anticipate minimal impact on our technology dollar-based retention as a result of COVID-19, however, the financial strain imposed by COVID-19 on a number of our customers has led to a meaningfully lower professional services dollar-based retention in 2020, and thus a lower total Dollar-based Retention Rate, compared to what we have achieved historically. Given that our customer base will be under some amount of continued pandemic-related financial and operational uncertainty over the coming months, we anticipate that there will be continued strain on our professional services dollar-based retention in the near-term.

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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including the Medicity acquisition in June 2018, the Able Health acquisition in February 2020, the Healthfinch acquisition in July 2020, and the Vitalware acquisition in September 2020. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Customers, thus impacting our overall growth rate. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful related to the recent acquisitions, this could offset revenue declines from Medicity customers. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near-term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services help our customers achieve measurable improvements and make them stickier, they have lower gross margins than technology revenue. In 2020, our technology revenue and professional services revenue represented 58% and 42% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Selected Consolidated Financial and Other Data—Reconciliation of Non-GAAP Financial Measures” for more information.
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

Recent Acquisitions
Able Health, Inc.

On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading software-as-a-service provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. We believe this acquisition will strengthen Health Catalyst’s Quality and Regulatory Measures capabilities. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental customer billings for the year ending December 31, 2020. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health.

Healthfinch, Inc.

On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch.

Vitalware, LLC

On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers analytics for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ends on March 31, 2021. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2020, 2019, and 2018, technology revenue represented 58%, 54%, and 51% of total revenue, respectively, and professional services revenue represented 42%, 46%, and 49% of total revenue, respectively.
Technology revenue.    Technology revenue primarily consists of subscription fees charged to customers for access to use our data platform and analytics applications. We provide customers access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. DOS Subscription Customers that access our technology through an all-access or limited access, modular subscription generally have agreements with built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
As of December 31, 2020, we had federal and state NOLs of $419.6 million and $334.6 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2023, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. We are continuing to analyze these legislative developments and believe that the income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provides for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. We began deferring the social security payroll tax match in April 2020.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue:
Technology	$110,467	$83,975	$57,224
Professional services	78,378	70,966	55,350
Total revenue	188,845	154,941	112,574
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	35,604	27,797	19,429
Professional services(1)(2)(3)	62,473	47,548	40,423
Total cost of revenue, excluding depreciation and amortization	98,077	75,345	59,852
Operating expenses:
Sales and marketing(1)(2)(3)	55,411	47,284	44,123
Research and development(1)(2)(3)	53,517	46,252	38,592
General and administrative(1)(2)(3)(4)(5)(6)	59,240	31,713	22,690
Depreciation and amortization	18,725	9,212	7,412
Total operating expenses	186,893	134,461	112,817
Loss from operations	(96,125)	(54,865)	(60,095)
Loss on extinguishment of debt	(8,514)	(1,670)	—
Interest and other expense, net	(11,572)	(3,419)	(2,024)
Loss before income taxes	(116,211)	(59,954)	(62,119)
Income tax provision (benefit)	(1,194)	142	(135)
Net loss	$(115,017)	$(60,096)	$(61,984)
__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2020	2019	2018
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$803	$200	$78
Professional services	3,453	968	480
Sales and marketing	13,093	3,811	1,514
Research and development	8,069	4,841	787
General and administrative	12,539	8,024	1,339
Total	$37,957	$17,844	$4,198

(2)Includes tender offer payments deemed compensation expense, as follows:

	Year Ended December 31,
	2020	2019	2018
Tender Offer Payments Deemed Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$28
Professional services	—	$—	284
Sales and marketing	—	$—	3,967
Research and development	—	$—	906
General and administrative	—	$—	3,133
Total	$—	$—	$8,318

(3) Includes post-acquisition restructuring costs, as follows:

	Year Ended December 31,
	2020	2019	2018
Post-Acquisition Restructuring Costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Professional services	$—	$108	$337
Sales and marketing	—	306	780
Research and development	—	32	513
General and administrative	—	—	484
Total	$—	$446	$2,114

(4) Includes acquisition transaction costs, as follows:

	Year Ended December 31,
	2020	2019	2018
Acquisition Transaction Costs:	(in thousands)
General and administrative	$2,670	$—	$—

(5) Includes the change in fair value of contingent consideration liabilities, as follows:

	Year Ended December 31,
	2020	2019	2018
Change in Fair Value of Contingent Consideration:	(in thousands)
General and administrative	$14,088	$—	$—

(6) Includes duplicate headquarters rent expense, as follows:

	Year Ended December 31,
	2020	2019	2018
Duplicate Headquarters Rent Expense:	(in thousands)
General and administrative	$1,398	$—	$—

	Year Ended December 31,
	2020	2019	2018
Revenue:
Technology	58%	54%	51%
Professional services	42	46	49
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	19	18	17
Professional service	33	31	36
Total cost of revenue, excluding depreciation and amortization	52	49	53
Operating expenses:
Sales and marketing	29	31	39
Research and development	28	30	34
General and administrative	31	20	20
Depreciation and amortization	10	6	7
Total operating expenses	98	87	100
Loss from operations	(50)	(36)	(53)
Loss on extinguishment of debt	(5)	(1)	—
Interest and other expense, net	(6)	(2)	(2)
Loss before income taxes	(61)	(39)	(55)
Income tax provision (benefit)	(1)	—	—
Net loss	(60)%	(39)%	(55)%

Discussion of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$110,467	$83,975	$26,492	32%
Professional services	78,378	70,966	7,412	10%
Total revenue	$188,845	$154,941	$33,904	22%
Percentage of revenue:
Technology	58%	54%
Professional services	42	46
Total	100%	100%
Total revenue was $188.8 million for the year ended December 31, 2020, compared to $154.9 million for the year ended December 31, 2019, an increase of $33.9 million, or 22%.
Technology revenue was $110.5 million, or 58% of total revenue, for the year ended December 31, 2020, compared to $84.0 million, or 54% of total revenue, for the year ended December 31, 2019. The revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, and revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $78.4 million, or 42% of total revenue, for the year ended December 31, 2020, compared to $71.0 million, or 46% of total revenue, for the year ended December 31, 2019. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers and expanded deployment of services with existing customers. This growth was partially offset by temporary professional services discounts provided to support our customers through the near-term financial strain they have experienced related to COVID-19.

Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$35,604	$27,797	$7,807	28%
Professional services	62,473	47,548	14,925	31%
Total cost of revenue, excluding depreciation and amortization	$98,077	$75,345	$22,732	30%
Percentage of total revenue	52%	49%
Cost of technology revenue, excluding depreciation and amortization, was $35.6 million for the year ended December 31, 2020, compared to $27.8 million for the year ended December 31, 2019, an increase of $7.8 million, or 28%. The increase in cost of technology revenue was primarily due to $4.2 million in increased cloud computing and hosting costs largely from the current year acquisitions and the expanded use of Microsoft Azure to serve existing and new customers, and an increase of $2.3 million in salary and related personnel costs from an increase in cloud services and support headcount.
Cost of professional services revenue was $62.5 million for the year ended December 31, 2020, compared to $47.5 million for the year ended December 31, 2019, an increase of $14.9 million, or 31%. This increase was primarily due to a $13.4 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $2.5 million, which were partially offset by a decrease in travel-related expenses of $1.8 million.
Operating Expenses
Sales and marketing

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$55,411	$47,284	$8,127	17%
Percentage of total revenue	29%	31%
Sales and marketing expenses were $55.4 million for the year ended December 31, 2020, compared to $47.3 million for the year ended December 31, 2019, an increase of $8.1 million, or 17%. The increase was primarily due to a $9.3 million increase in stock-based compensation and a $0.9 million increase in the provision for credit losses, which were partially offset by a decrease in travel-related expenses of $3.0 million.
Sales and marketing expense as a percentage of total revenue decreased from 31% in the year ended December 31, 2019 to 29% in the year ended December 31, 2020.
Research and development

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$53,517	$46,252	$7,265	16%
Percentage of total revenue	28%	30%
Research and development expenses were $53.5 million for the year ended December 31, 2020, compared to $46.3 million for the year ended December 31, 2019, an increase of $7.3 million, or 16%. The increase was primarily due to an increase of $3.4 million in stock-based compensation and an increase of $4.0 million in salary and related personnel costs from additional development team headcount.
Research and development expense as a percentage of revenue decreased from 30% in the year ended December 31, 2019 to 28% in the year ended December 31, 2020.

General and administrative

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$59,240	$31,713	$27,527	87%
Percentage of total revenue	31%	20%
General and administrative expenses were $59.2 million for the year ended December 31, 2020, compared to $31.7 million for the year ended December 31, 2019, an increase of $27.5 million, or 87%. The increase was primarily due to increases of $14.1 million in change in fair value of contingent consideration liabilities, $4.5 million in stock-based compensation, $2.7 million in acquisition-related transaction costs, $2.6 million in salary and related personnel costs from additional headcount, $1.4 million in duplicate rent expense, and $1.4 million in corporate insurance costs.
General and administrative expense as a percentage of revenue increased from 20% in the year ended December 31, 2019 to 31% in the year ended December 31, 2020.
Depreciation and amortization

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$18,725	$9,212	$9,513	103%
Percentage of total revenue	10%	6%
Depreciation and amortization expenses were $18.7 million for the year ended December 31, 2020, compared to $9.2 million for the year ended December 31, 2019, an increase of $9.5 million, or 103%. This increase was primarily due to the amortization of acquired intangible assets.
Depreciation and amortization expense as a percentage of revenue increased from 6% in the year ended December 31, 2019 to 10% in the year ended December 31, 2020.
Loss on extinguishment of debt

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$(8,514)	$(1,670)	$(6,844)	n/m(1)
__________________
(1)Not meaningful.
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminate the Credit Agreement. We recorded a loss on extinguishment of debt of approximately $8.5 million during the year ended December 31, 2020, including approximately $7.0 million of repayment fees and $1.5 million unamortized debt discounts and issuance costs related to the OrbiMed term loan.
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

Interest and other expense, net

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Interest income	$2,094	$2,810	$(716)	(25)%
Interest expense	(13,716)	(6,261)	(7,455)	119%
Other income (expense)	50	32	18	56%
Total interest and other expense, net	$(11,572)	$(3,419)	$(8,153)	238%

Interest and other expense, net increased $8.2 million, or 238%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase is primarily due to an increase in interest expense of $7.5 million due to the increase in net borrowings resulting from the Notes Offering that occurred in April 2020.
Income tax provision (benefit)

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Income tax provision (benefit)	$(1,194)	$142	$(1,336)	n/m(1)
__________________
(1)Not meaningful.
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

Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents, and short-term investments of $270.9 million, which were held primarily for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
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
We believe our existing cash, cash equivalents and marketable securities and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
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

Refer to Note 11 of our consolidated financial statements for additional details regarding the private offering of the Notes and the Capped Calls.
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

SVB revolving line of credit

In June 2016, we signed a Loan and Security Agreement with SVB which established a revolving line of credit based on a formula amount. On February 6, 2019, we amended the Loan Agreement with SVB which reduced the revolving line of credit to a current maximum of $5.0 million with an obligation to maintain a minimum of $5.0 million cash or cash equivalents on deposit with SVB to maintain the assurance of future credit availability. The line may be increased to $10.0 million upon request and approval by SVB. The maturity date of the revolving line of credit was amended to be February 6, 2021. On April 8, 2020, we entered into a Pay-Off Letter Agreement with SVB, pursuant to which we paid to SVB immaterial termination costs, representing all amounts due and owing under the Loan Agreement, dated as of October 6, 2017.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(26,148)	$(32,184)	$(40,296)
Net cash (used in) provided by investing activities	(82,565)	(209,602)	21,403
Net cash provided by financing activities	182,609	231,381	24,346
Effect of exchange rate changes on cash and cash equivalents	26	6	—
Net increase (decrease) in cash and cash equivalents	$73,922	$(10,399)	$5,453
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2020, net cash used in operating activities was $26.1 million, which included a net loss of $115.0 million. Non-cash charges primarily consisted of $18.7 million in depreciation and amortization of property, equipment, and intangible assets, $38.0 million in stock-based compensation, $14.1 million in change in fair value of contingent consideration liabilities, $8.5 million of loss from the extinguishment of debt, and $8.1 million in amortization of debt discount and issuance costs.
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

For the year ended December 31, 2018, net cash used in operating activities was $40.3 million, which included a net loss of $62.0 million. Non-cash charges primarily consisted of $4.2 million in stock-based compensation and $7.4 million in depreciation and amortization of property, equipment, and intangible assets. The 2018 net loss also included an $8.3 million charge that was paid in association with the repurchase of common stock at a price in excess of its estimated fair value as part of the 2018 tender offer that is further described in Note 13 to the audited consolidated financial statements. The tender offer cash payments are not expected to be recurring in future periods.
Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 of $82.6 million was primarily due to $189.5 million in purchases of short-term investments, $101.7 million used in current year business acquisitions, and $9.0 million in purchases of property, equipment, and intangible assets, reduced by the $219.1 million sale and maturity of short-term investments.

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
Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 of $182.6 million was primarily the result of $222.5 million in net proceeds from the private offering of the Notes, $36.3 million in stock option exercise proceeds, and $4.3 million in proceeds from our ESPP, reduced by the $57.0 million payoff of the OrbiMed Credit Facility, $21.7 million used to purchase Capped Calls, including issuance costs, and the $1.6 million in payments of acquisition-related obligations.

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

Contractual Obligations and Commitments
The following table presents a summary of our payments due under contractual arrangements as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter

	(in thousands)
Convertible senior notes(1)	$230,000	$—	$—	$230,000	$—
Operating lease obligations(2)	33,719	3,882	6,789	6,004	17,044
Acquisition-related consideration	2,000	2,000	—	—	—
Total	$265,719	$5,882	$6,789	$236,004	$17,044
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Significant estimation is required in determining the fair value of the customer-related intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin used in the estimate for customer relationships, and backlog. Many of these significant assumptions were forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.

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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock, are estimated as follows:
•Expected volatility.    Since a public market for our common stock did not exist prior to our IPO and, therefore, we did not have a sufficient trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the pre-IPO awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to primarily use the volatility history of the share price of our common stock as it becomes available.

•Expected term.    We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.
•Risk-free interest rate.    The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the award.
•Expected dividend yield.    We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.
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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $270.9 million and $228.3 million as of December 31, 2020 and 2019, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of December 31, 2020 and 2019, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On April 14, 2020, we issued $230.0 million in aggregate principal amount Convertible Senior Notes due 2025 (the Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (the Note Offering). The Notes have a fixed annual interest rate of 2.50%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our Consolidated Balance Sheets, and we present the fair value for required disclosure purposes only.
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

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – identification of and accounting for performance obligations

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company primarily derives their revenues from recurring technology and professional services subscriptions. When the Company’s contracts contain multiple performance obligations that are determined to be distinct, the performance obligations are accounted for separately. In such cases, the transaction price is allocated to the distinct performance obligations on a standalone selling price basis and the timing of revenue recognition is determined separately for each performance obligation.

How We Addressed the Matter in Our Audit
Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price based on a stand-alone selling price and the timing of revenue recognition can be challenging. Judgment is involved to determine the distinct performance obligations, the estimation of stand-alone selling price, and the timing of revenue recognition. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations, the appropriate stand-alone selling price and the timing of revenue recognition.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify the distinct performance obligations, determine the standalone selling prices for each performance obligation, allocate the transaction price to the performance obligations and determine the appropriate timing of revenue recognition for each distinct performance obligation.

Our audit procedures included, among others, testing a sample of contracts. For each contract selection, we read the executed contract to assess management’s evaluation of significant nonstandard terms and conditions and tested the appropriateness of the determination of distinct performance obligations. We also tested the allocation of consideration and management’s determination of standalone selling price for performance obligations by assessing the appropriateness of the methodology applied, testing the calculations for mathematical accuracy and testing selections to corroborate the data underlying the company’s calculations. To test the timing of revenue recognition and the appropriateness of the methodology employed for each distinct performance obligation, we tested the amounts recognized as revenue or recorded as deferred revenue. Additionally, we performed substantive analytical procedures, including a correlation analysis between revenue, deferred revenue, accounts receivable and cash. We also tested the accuracy and completeness of relevant underlying data.

Business Combinations

Description of the Matter	In 2020, the Company completed the acquisitions of Able Health, Inc. for net consideration of $21.5 million, Healthfinch Inc. for net consideration of $50.5 million and Vitalware, LLC for net consideration of $119.2 million. As discussed in Note 2 to the consolidated financial statements, the Company accounted for these acquisitions as business combinations.

Auditing these acquisitions was complex due to the significant estimation uncertainty inherent in determining the fair values of identified intangible assets, which primarily consisted of developed technology of $33.6 million, customer relationships of $43.0 million and backlog of $10.6 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired businesses and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin used in the estimate for customer relationships and backlog. Many of these significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets related to the acquisitions. Specifically, we tested controls over the fair value measurement of the identified intangibles, with particular emphasis on controls related to identifying and evaluating these significant assumptions. We also tested controls over management’s review of the valuation methodologies employed.

Our audit procedures included, among others, testing the estimated fair value of the significant identifiable intangibles with involvement of our valuation specialists to assist in evaluating the significant assumptions and methodologies used by management in developing the fair value estimates and testing the completeness and accuracy of the data and calculations supporting the significant assumptions. Examples of testing procedures performed include performing corroborative calculations and sensitivity analyses, comparing estimated headcount and employee-related and other costs to historical information, detail testing a sample of transactions selected from base-year revenue amounts and comparing significant rate assumptions to current industry, market and economic trends and historical results of the Company's business.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Salt Lake City, Utah
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Catalyst, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Health Catalyst, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Health Catalyst, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Health Catalyst, Inc. as of December 31, 2020 and 2019, the related consolidated statement of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2021

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$91,954	$18,032
Short-term investments	178,917	210,245
Accounts receivable, net(1)	48,296	27,570
Prepaid expenses and other assets	10,632	8,392
Total current assets	329,799	264,239
Property and equipment, net	12,863	4,295
Intangible assets, net	98,921	25,535
Operating lease right-of-use assets	24,729	3,787
Other assets	3,606	810
Goodwill	107,822	3,694
Total assets	$577,740	$302,360
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,332	$3,622
Accrued liabilities	16,510	8,944
Acquisition-related consideration payable(1)	2,000	2,192
Deferred revenue(1)	47,145	30,653
Operating lease liabilities	2,622	2,806
Contingent consideration liabilities	14,427	—
Total current liabilities	88,036	48,217
Long-term debt, net of current portion	168,994	48,200
Acquisition-related consideration payable, net of current portion	—	1,860
Deferred revenue, net of current portion	1,878	1,459
Operating lease liabilities, net of current portion	23,669	1,654
Contingent consideration liabilities, net of current portion	16,837	—
Other liabilities	2,227	326
Total liabilities	301,641	101,716
Commitments and contingencies (Notes 9 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2020 and 2019; 43,376,848 and 36,678,854 shares issued and outstanding as of December 31, 2020 and 2019, respectively	43	37
Additional paid-in capital	1,001,645	811,049
Accumulated deficit	(725,650)	(610,514)
Accumulated other comprehensive income	61	72
Total stockholders’ equity	276,099	200,644
Total liabilities and stockholders’ equity	$577,740	$302,360
____________________
(1) Includes amounts attributable to related party transactions. See Note 19 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue(1):
Technology	$110,467	$83,975	$57,224
Professional services	78,378	70,966	55,350
Total revenue	188,845	154,941	112,574
Cost of revenue, excluding depreciation and amortization(1):
Technology	35,604	27,797	19,429
Professional services	62,473	47,548	40,423
Total cost of revenue, excluding depreciation and amortization	98,077	75,345	59,852
Operating expenses(1):
Sales and marketing	55,411	47,284	44,123
Research and development	53,517	46,252	38,592
General and administrative	59,240	31,713	22,690
Depreciation and amortization	18,725	9,212	7,412
Total operating expenses	186,893	134,461	112,817
Loss from operations	(96,125)	(54,865)	(60,095)
Loss on extinguishment of debt	(8,514)	(1,670)	—
Interest and other expense, net	(11,572)	(3,419)	(2,024)
Loss before income taxes	(116,211)	(59,954)	(62,119)
Income tax provision (benefit)	(1,194)	142	(135)
Net loss	$(115,017)	$(60,096)	$(61,984)
Less: accretion of redeemable convertible preferred stock	—	180,826	52,037
Net loss attributable to common stockholders	$(115,017)	$(240,922)	$(114,021)
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(12.86)	$(23.76)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	39,541	18,741	4,798
__________________
(1)    Includes amounts attributable to related party transactions. See Note 19 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(115,017)	$(60,096)	$(61,984)

Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	(59)	75	11
Change in foreign currency translation adjustment	48	(2)	—
Comprehensive loss	$(115,028)	$(60,023)	$(61,973)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	21,109,771	$321,569	4,853,841	$5	$—	$(259,468)	$(12)	$(259,475)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $13	1,603,923	36,239	—	—	—	—	—	—
Repurchase of common stock	—	—	(798,372)	(1)	(8,711)	—	—	(8,712)
Exercise of stock options	—	—	723,887	1	3,044	—	—	3,045
Stock-based compensation	—	—	—	—	4,198	—	—	4,198
Common stock warrants	—	—	—	—	186	—	—	186
Net loss	—	—	—	—	—	(61,984)	—	(61,984)
Other comprehensive gain	—	—	—	—	—	—	11	11
Accretion of redeemable convertible preferred stock	—	52,037	—	—	1,283	$(53,320)	—	(52,037)
Balance as of December 31, 2018	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Initial public offering, net of underwriters' discounts and commissions and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Accretion of redeemable convertible preferred stock	—	180,826	—	—	(5,180)	(175,646)	—	(180,826)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Exercise of stock options	—	—	373,292	1	2,655	—	—	2,656
Stock-based compensation	—	—	—	—	17,844	—	—	17,844
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Issuance of common stock under ESPP	—	—	134,766	—	2,978	—	—	2,978
Net loss	—	—	—	—	—	(60,096)	—	(60,096)
Other comprehensive gain	—	—	—	—	—	—	73	73
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Adoption of the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Issuance of common stock as acquisition consideration	—	—	2,190,229	2	72,455	—	—	72,457
Equity component of convertible senior notes, net	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls concurrent with issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under ESPP	—	—	173,989	—	4,273	—	—	4,273
Vesting of restricted stock units and restricted shares	—	—	585,057	—	—	—	—	—
Exercise of stock options	—	—	3,748,719	4	36,260	—	—	36,264
Stock-based compensation	—	—	—	—	38,138	—	—	38,138
Net loss	—	—	—	—	—	(115,017)	—	(115,017)
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Balance as of December 31, 2020	—	$—	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(115,017)	$(60,096)	$(61,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,725	9,212	7,412
Loss on extinguishment of debt	8,514	1,670	—
Amortization of debt discount and issuance costs	8,054	1,081	533
Non-cash operating lease expense	4,303	3,460	3,003
Investment discount and premium (accretion) amortization	1,349	(615)	(143)
Provision for expected credit losses	863	—	359
Stock-based compensation expense	37,957	17,844	4,198
Deferred tax provision (benefit)	(1,273)	40	(163)
Change in fair value of contingent consideration liabilities	14,088	—	—
Other	116	(54)	(63)
Change in operating assets and liabilities:
Accounts receivable	(16,448)	127	(3,986)
Prepaid expenses and other assets	(3,667)	(1,596)	(1,221)
Accounts payable, accrued liabilities, and other liabilities	8,243	(86)	4,588
Deferred revenue	11,459	77	10,317
Operating lease liabilities	(3,414)	(3,248)	(3,146)
Net cash used in operating activities	(26,148)	(32,184)	(40,296)
Cash flows from investing activities
Purchase of short-term investments	(189,526)	(256,007)	(13,993)
Proceeds from the sale and maturity of short-term investments	219,069	50,677	37,870
Acquisition of businesses, net of cash acquired	(101,657)	—	—
Purchases of property and equipment	(7,775)	(2,015)	(2,078)
Capitalization of internal use software	(1,442)	(384)	(197)
Proceeds from the sale of property and equipment	14	62	29
Purchase of intangible assets	(1,248)	(1,935)	(228)
Net cash (used in) provided by investing activities	(82,565)	(209,602)	21,403
Cash flows from financing activities
Proceeds from convertible senior notes, net of issuance costs	222,482	—	—
Purchase of capped calls concurrent with issuance of convertible senior notes	(21,743)	—	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	194,649	—
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	12,073	33,987
Proceeds from exercise of stock options	36,264	2,656	3,045
Proceeds from employee stock purchase plan	4,273	2,978	—
Repurchase of common stock	—	—	(8,712)
Repayment of credit facilities	(57,043)	(21,821)	—
Proceeds from credit facilities, net of debt issuance costs	—	47,169	9,950
Payments of acquisition-related consideration	(1,624)	(1,713)	(13,924)
Payments of deferred offering costs	—	(4,610)	—
Net cash provided by financing activities	182,609	231,381	24,346
Effect of exchange rate changes on cash and cash equivalents	26	6	—
Net increase (decrease) in cash and cash equivalents	73,922	(10,399)	5,453

Cash and cash equivalents at beginning of period	18,032	28,431	22,978
Cash and cash equivalents at end of period	$91,954	$18,032	$28,431

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$92	$19	$31
Cash paid for interest	4,979	5,557	3,937
Supplemental disclosures of non-cash investing and financing information
Redeemable convertible preferred stock accretion	$—	$180,826	$52,037
Deferred offering costs included in accounts payable and accrued liabilities	—	—	100
Series E redeemable convertible preferred stock allocated to business combination	—	—	2,252
Common stock issued in connection with acquisitions	72,457	—	—
Stock-based compensation capitalized as internal use software	181	—	—
Purchase of property and equipment included in accounts payable and accrued liabilities	2,310	209	84
Purchase of intangible assets included in accounts payable and accrued liabilities	78	1,626	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	24,456	581	6,641

The accompanying notes are an integral part of these consolidated financial statements.

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
Reclassifications
Certain prior year amounts on the consolidated statements of cash flows have been reclassified to conform to current year presentation. A reclassification was made to separately present the non-cash operating lease expense as a non-cash reconciling adjustment from net loss and the change in the operating lease liabilities due to cash payments as a change in operating assets and liabilities. This net change is not material and does not affect previously reported net cash used in operating activities in the consolidated statements of cash flows. This reclassification has no effect on our other consolidated financial statements for the years ended December 31, 2020 and 2019.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss attributable to common stockholders is computed as net loss less accretion of redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units (RSUs), convertible senior notes, restricted shares, shares issuable as acquisition-related contingent consideration, and purchase rights and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
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
Prior to our IPO, we computed basic and diluted net loss per share in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to holders of common stock. Redeemable convertible preferred stock and common stock were considered participating securities for purposes of this calculation. However, the two-class method did not impact the net loss per common share attributable to common stockholders as we were in a loss position for each of the periods presented and the redeemable convertible preferred stockholders did not have a contractual obligation to participate in losses. In connection with our IPO the redeemable convertible preferred stock was converted and we no longer have participating securities.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of December 31, 2020, 2019, and 2018, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $1.6 million, $2.9 million and $3.4 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of December 31, 2020, 2019, and 2018, the total of current and non-current deferred revenue on our consolidated balance sheets was $49.0 million, $32.1 million, and $32.0 million, respectively. The current year increase is partially due to deferred revenue from our current year acquisitions.
Deferred Costs
We capitalize sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of December 31, 2020, $0.5 million of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. The remaining $1.4 million of deferred contract acquisition costs as of December 31, 2020 are included in non-current other assets. Deferred contract acquisition costs capitalized as of December 31, 2019 were not material.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average customer life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average customer life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs is included within sales and marketing expense in the consolidated statements of operations.
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of December 31, 2020 and 2019, we had deferred contract fulfillment costs of $0.5 million and $0.9 million, respectively. Amortization of deferred fulfillment costs is included within cost of revenue in the consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Short-term investments
Our investment policy limits investments to highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale.
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for credit losses based on the probability of future collections. Our allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the current COVID-19 pandemic, that may impact the collectability of outstanding receivables.
We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

Allowance for Credit Losses on Accounts Receivable
Balance at January 1, 2020	$534
Current period provision for expected credit losses	863
Less: Write-offs, net of recoveries	(197)
Balance at December 31, 2020	$1,200
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the years ended December 31, 2020, 2019, and 2018.
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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the years ended December 31, 2020, 2019, and 2018.
Business combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Significant estimation is required in determining the fair value of the customer-related intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin used in the estimate for customer relationships, and backlog. Many of these significant assumptions were forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
During the year ended December 31, 2020, we expensed $2.7 million of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations. No such costs were incurred or recorded for the years ended December 31, 2019 and 2018.
Contingent consideration liabilities
Our acquisition consideration in business combinations may include an estimate for contingent consideration that will be paid if certain earn-out performance targets are met. The resulting contingent consideration liabilities are categorized as a Level 3 fair value measurement because we estimate projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios based on billings and revenue-related earn-out targets. Changes to the unobservable inputs could have a material impact on our consolidated financial statements. We value the expected contingent consideration and the corresponding liabilities using a probability model such as the Monte Carlo method based on estimates of potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations.
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, we incurred $4.3 million, $4.9 million, and $5.0 million in advertising costs, respectively.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Concentrations of credit risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We deposit cash with high credit quality financial institutions which at times may exceed federally insured amounts. We have not experienced any losses on our deposits.
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from customers. We review the expected collectability of accounts receivable and record an allowance for credit losses based on the probability of future collections. There were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable balance greater than 10% as of December 31, 2020 and 2019. There were no customers with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2020, 2019, and 2018.
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
Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We evaluate our uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at December 31, 2020 and 2019. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
Foreign Currency
The functional currency of our international subsidiaries is generally their local currency. We translate these subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. We record translation gains and losses in accumulated other comprehensive loss in stockholders’ equity. We record foreign exchange gains and losses in interest and other expense, net. Our net foreign exchange gains and losses were not material for the periods presented.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Accounting pronouncements adopted
Goodwill impairment
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350), that simplifies how an entity is required to test goodwill for impairment by eliminating the second step of the impairment test. The first step measures a goodwill impairment loss by comparing the fair value of a reporting unit to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the carrying amount of goodwill is reduced by the excess reporting unit carrying amount up to the carrying amount of the goodwill. We adopted ASU 2017-04 as of January 1, 2020. The guidance applies to our reporting requirements in performing goodwill impairment testing; however, the adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.
Fair value measurements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information prospectively, including the ranges used to develop significant unobservable inputs for Level 3 fair value measurements, and modifies some disclosure requirements. We adopted ASU 2018-13 as of January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
Credit losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which required the measurement and recognition of expected credit losses for certain financial instruments, which includes our accounts receivable and available-for-sale debt securities. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates, which results in earlier recognition of credit losses. We adopted ASU 2016-13 effective January 1, 2020. The adoption of the standard did not have a material impact on our consolidated financial statements. The adoption adjustment was recorded to our accumulated deficit, as seen in our consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit).
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. We prospectively adopted ASU 2018-15 effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
Recent accounting pronouncements not yet adopted
Accounting for income taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts the provisions of this standard will have on our consolidated financial statements and related disclosures.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard removes certain settlement conditions that previously required derivative accounting. Consequently, more equity contracts will be permitted to qualify for the derivative scope exception. The new standard also simplifies the diluted net income per share calculation in certain areas and is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

An additional 179,392 shares of our common stock subject to restriction agreements, or restricted shares, were issued pursuant to the terms of the acquisition agreement and 60,000 restricted stock units were issued in connection with the acquisition agreement. The value of these restricted shares and restricted stock units will be recognized as post-combination stock-based compensation expense over their respective vesting terms. The vesting of the restricted shares is subject to one year of continuous service by the applicable team members and shall vest on the one-year anniversary of the acquisition closing date and the service-based condition for the restricted stock units issued pursuant to the terms of the acquisition agreement is satisfied over two years with a 50% cliff vesting period of one year and ratable quarterly vesting thereafter. Refer to Note 15 for additional details related to our stock-based compensation.

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

The post-acquisition revenue of Able Health is not presented as the amount was not significant to our results of operations for the year ended December 31, 2020. Net income (loss) information for Able Health after the acquisition date through December 31, 2020 is not presented as the acquired business was integrated into our operations immediately following the acquisition and is impractical to quantify.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

The post-acquisition revenue of Healthfinch is not presented as the amount was not significant to our results of operations for the year ended December 31, 2020. Net income (loss) information for Healthfinch after the acquisition date through December 31, 2020 is not presented as the acquired business was integrated into our operations immediately following the acquisition and is impractical to quantify.

Vitalware, LLC

On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers results for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ends on March 31, 2021, with an initial fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
An additional 203,997 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares will be recognized as post-combination stock-based compensation expense on a straight-line basis over the 12-month vesting term. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one year anniversary of the acquisition closing date. Refer to Note 15 for additional details related to our stock-based compensation.

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

The post-acquisition revenue of Vitalware was $5.9 million for the year ended December 31, 2020. Net income (loss) information for Vitalware after the acquisition date through December 31, 2020 is not presented as the acquired business was integrated into our operations immediately following the acquisition and is impractical to quantify.

Unaudited Pro Forma Financial Information

The following table reflects our unaudited pro forma combined results of operations for years ended December 31, 2020 and 2019 as if the acquisitions of Able Health, Healthfinch, and Vitalware had taken place on January 1, 2019:

	Year Ended December 31,
	2020	2019
Total pro forma revenues (unaudited)	$209,409	$173,973
Pro forma net loss (unaudited)	(124,485)	(90,850)

The unaudited pro forma information is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019 or to project potential results as of any future date or for any future periods.

The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The nature and amount of material, nonrecurring pro forma adjustments directly attributable to these acquisitions which are included in the pro forma revenues or net loss, as applicable, are attributable to fair value adjustments to deferred revenues, amortization of acquired intangible assets, acquisition-related income tax considerations, and acquisition transaction costs that had a net impact on the pro forma combined net loss of $9.5 million and $30.8 million for the years ended December 31, 2020 and 2019, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2020	2019	2018
Recurring technology	$110,467	$83,791	$55,266
One-time technology (i.e., perpetual license)	—	184	1,958
Professional services	78,378	70,966	55,350
Total revenue	$188,845	$154,941	$112,574
For the years ended December 31, 2020, 2019, and 2018, 99.8%, 99.7%, and 99.4% of revenue was related to contracts with customers located in the United States.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of December 31,
	2020	2019

Technology	$107,040	$2,912
Professional services	782	782
Total goodwill	$107,822	$3,694
As of December 31, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$69,729	$(25,293)	$44,436
Customer relationships and contracts	57,764	(7,482)	50,282
Computer software licenses	7,359	(4,615)	2,744
Trademarks	1,700	(241)	1,459
Total intangible assets	$136,552	$(37,631)	$98,921
As of December 31, 2019, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$36,129	$(16,548)	$19,581
Customer relationships and contracts	4,164	(2,773)	1,391
Computer software licenses	7,114	(2,576)	4,538
Trademarks	100	(75)	25
Total intangible assets	$47,507	$(21,972)	$25,535
Amortization expense for intangible assets for the years ended December 31, 2020, 2019, and 2018 was $15.9 million, $6.3 million, and $5.1 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The weighted-average remaining amortization period by type of intangible assets as of December 31, 2020 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	3.6
Customer relationships and contracts	5.7
Computer software licenses	1.6
Trademarks	3.2
As of December 31, 2020, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2021	$27,835
2022	24,627
2023	15,812
2024	12,358
2025	8,183
Thereafter	10,106
Total future amortization expense	$98,921

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019

Computer equipment	$8,576	$7,951
Leasehold improvements	8,089	2,234
Furniture and fixtures	1,734	1,030
Capitalized internal-use software costs	3,489	1,866
Computer software	947	972
Capital lease equipment	37	37
Total property and equipment	22,872	14,090
Less: accumulated depreciation	(10,009)	(9,795)
Property and equipment, net	$12,863	$4,295
Our long-lived assets are located in the United States. Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $2.9 million, $2.9 million, and $2.3 million, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $1.6 million, $0.4 million, and $0.2 million of internal-use software costs for the years ended December 31, 2020, 2019, and 2018, respectively. We incurred $0.7 million, $0.5 million, and $0.4 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2020, 2019, and 2018, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
6. Short-term Investments
Our investment policy limits investments to highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2020, 2019, and 2018. We measure the fair value of investments on a recurring basis.
Accrued interest receivables related to our available-for-sale securities of $0.5 million and $0.9 million as of December 31, 2020 and 2019 were included within prepaid expenses and other assets on our consolidated balance sheets.
The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$79,387	$—	$—	$79,387	$79,387	$—
U.S. treasury notes	59,382	7	—	59,389	—	59,389
Commercial paper	68,018	—	—	68,018	—	68,018
Corporate bonds	48,494	8	(1)	48,501	—	48,501
Asset-backed securities	3,009	—	—	3,009	—	3,009
Total	$258,290	$15	$(1)	$258,304	$79,387	$178,917

The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$17,175	$—	$—	$17,175	$17,175	$—
U.S. treasury notes	58,130	34	—	58,164	—	58,164
Commercial paper	46,973	—	—	46,973	—	46,973
Corporate bonds	64,978	27	(5)	65,000	—	65,000
Asset-backed securities	40,090	18	—	40,108	—	40,108
Total	$227,346	$79	$(5)	$227,420	$17,175	$210,245

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of December 31, 2020 and 2019, there were no material unrealized losses due to credit-related factors.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds	$79,387	$—	$—	$79,387
U.S. Treasury notes	59,389	—	—	59,389
Commercial paper	—	68,018	—	68,018
Corporate bonds	—	48,501	—	48,501
Asset-backed securities	—	3,009	—	3,009
Contingent consideration liabilities	—	—	(31,264)	(31,264)
Total	$138,776	$119,528	$(31,264)	$227,040

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,175	$—	$—	$17,175
U.S. Treasury notes	58,164	—	—	58,164
Commercial paper	—	46,973	—	46,973
Corporate bonds	—	65,000	—	65,000
Asset-backed securities	—	40,108	—	40,108
Total	$75,339	$152,081	$—	$227,420

As of December 31, 2019, there were no liabilities measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2020 and 2019.
Convertible Senior Notes
As of December 31, 2020, the estimated fair value of the our convertible senior notes, with aggregate principal totaling $230.0 million, was $363.0 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 11—Convertible Senior Notes and Credit Facilities for further information.
Level 3 fair value measurements
The Able Health acquisition consideration includes an initial estimate for contingent consideration for shares of our common stock that will be issued if certain incremental billing targets for Able Health are met during an earn-out period that ends on December 31, 2020. The Healthfinch acquisition consideration includes an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021. The Healthfinch contingent consideration will be paid in a combination of cash and shares of our common stock in the same proportion as the initial acquisition consideration. The Vitalware acquisition consideration includes an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Vitalware during an earn-out period that ends on March 31, 2021. The Vitalware contingent consideration is capped at $30.0 million and will be paid in a combination of approximately 50% cash and 50% in shares of our common stock.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
We value the expected contingent consideration and the corresponding liabilities using the Monte Carlo valuation method based on estimates of potential pay-out scenarios. The resulting contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period.
The aggregate intrinsic value of the billings and revenue-based earn-out contingent consideration liabilities is approximately $31.8 million based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned and our common stock price as of December 31, 2020. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs as of December 31, 2020:

	Valuation Method	Fair Value	Market Price of Revenue Risk	Revenue Volatility	Stock Price Volatility
Billings and revenue-based earn-out liabilities	Monte Carlo	$31.3 million	3%	10-12%	47%
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which is measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$—
Initial contingent consideration liabilities from acquisitions (see Note 2)	17,176
Change in fair value of contingent consideration liabilities	14,088
Balance at December 31, 2020	$31,264

8. Accrued liabilities
As of December 31, 2020 and 2019, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019

Accrued compensation and benefit expenses	$9,838	$4,278
Other accrued liabilities	6,672	4,666
Total accrued liabilities	$16,510	$8,944

9. Leases
Operating leases
We lease office space and certain equipment under operating leases that expire between 2020 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. In March 2020, we entered into a lease for office space in South Jordan, Utah, that will become our new company headquarters. This new lease for office space is intended to replace our current headquarters in Salt Lake City, Utah, the lease for which expired December 31, 2020. This new lease will require total lease payments of $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Our operating lease expense for the years ended December 31, 2020, 2019, and 2018, was $4.3 million, $3.2 million, and $2.2 million, respectively. In addition to those amounts, lease expense attributable to short-term leases with terms of 12 months or less for the years ended December 31, 2020, 2019, and 2018, was $0.2 million, $0.2 million, and $0.5 million, respectively.
Maturities of lease liabilities under operating leases at December 31, 2020 are as follows (in thousands):

Year ending December 31:
2021	$3,882
2022	3,425
2023	3,364
2024	3,073
2025	2,931
Thereafter	17,044
Total lease payments	33,719
Less: Imputed interest	(7,428)
Total lease liability	$26,291
Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2020	2019

Operating lease right-of-use assets	$24,729	$3,787
Operating lease liabilities, current	$2,622	$2,806
Operating lease liabilities, noncurrent	23,669	1,654
Total operating lease liabilities	$26,291	$4,460

Weighted-average remaining operating lease term (years)	10.4	2.2
Weighted-average operating lease discount rate	5.0%	5.6%

10. Acquisition-related consideration payable
The remaining future minimum cash commitments as part of prior-year asset acquisitions and business combinations are $2.0 million as of December 31, 2020 and are expected to be paid in early 2021. The remaining obligations from the acquisition-related consideration payable are recorded as liabilities on our consolidated balance sheets.
11. Convertible Senior Notes and Credit Facilities
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

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

As of December 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
We allocated issuance costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Issuance costs attributable to the liability component were $5.5 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Issuance costs attributable to the equity component were $2.1 million and are netted with the equity component of the Notes in stockholders’ equity on the consolidated balance sheets.

The net carrying value of the liability component of the Notes was as follows (in thousands):

December 31, 2020
Principal	$230,000
Less: Unamortized debt discount	(56,206)
Less: Unamortized issuance costs	(4,800)
Net carrying amount	$168,994

The net carrying value of the equity component of the Notes was as follows (in thousands):

December 31, 2020
Proceeds allocated to the conversion option (debt discount)	$63,270
Less: Issuance costs	(2,057)
Net carrying amount	$61,213

The interest expense recognized related to the Notes was as follows (in thousands):

Year Ended December 31, 2020
Contractual interest expense	$4,073
Amortization of debt issuance costs and discount	7,725
Total	$11,798

Based on the closing price of our common stock of $43.53 on December 31, 2020, the if-converted value of the Notes was $97.2 million more than their respective principal amount.

Capped Calls

On April 8, 2020, concurrently with the pricing of the Notes, we entered into privately negotiated capped call transactions (Base Capped Calls) with certain option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.7 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they have been recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on our consolidated balance sheets.

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
The contractual interest rate of the OrbiMed term loan was the higher of LIBOR plus 7.5% and 10.0%. Interest payments were required at the end of each month. The maturity date of the OrbiMed term loan was February 6, 2024. Upon the payment of all or any portion of the principal amount on the OrbiMed term loan, we were required to pay an exit fee of 5% of the principal amount paid.
This exit fee was being accreted as interest expense over the contractual term of the loan. As we elected to prepay the principal balance prior to the 48-month anniversary of the closing date we were required to pay a repayment premium of 9% of the principal balance prepaid.
Amounts borrowed under the OrbiMed term loan were secured by a first priority security interest in substantially all of our assets other than intellectual property. The agreement also included a financial covenant requiring the achievement of minimum trailing-twelve-month revenue amounts as well as certain other financial and non-financial covenants. We were in compliance with these covenants under the terms of the OrbiMed term loan as of April 14, 2020.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

12. Redeemable Convertible Preferred Stock
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
13. Stockholders’ Equity
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
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2020 and 2019, no shares of this preferred stock were issued and outstanding.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 43,709,237 and 36,731,632 shares were legally issued and outstanding as of December 31, 2020 and 2019, respectively. The shares legally issued and outstanding as of December 31, 2020 included 332,389 shares issued pursuant to the Able Health and Vitalware acquisition agreements, which are subject to a restriction agreement and were unvested as of December 31, 2020, and as such, for accounting purposes they were not considered to be outstanding common stock shares. The shares legally issued and outstanding as of December 31, 2019 included 52,778 shares issued to former employees with notes determined to be substantively nonrecourse and, as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2020.
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
14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(115,017)	$(240,922)	$(114,021)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	39,540,726	18,741,119	4,798,363
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(12.86)	$(23.76)
During the years ended December 31, 2020, 2019 and 2018, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, convertible senior notes, restricted shares, common stock warrants, redeemable convertible preferred stock (as converted), shares issuable as acquisition-related contingent consideration, and purchase rights issued under our employee stock purchase plan were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of December 31,
	2020	2019	2018
Redeemable convertible preferred stock	—	—	22,713,694
Common stock options	3,892,936	7,847,716	7,237,417
Restricted stock units	1,839,998	503,861	—
Shares related to convertible senior notes	1,281,217	—	—
Shares issuable as acquisition-related contingent consideration	363,867	—	—
Restricted shares	332,389	—	—
Common stock warrants	—	—	255,336
Total potentially dilutive securities	7,710,407	8,351,577	30,206,447

The conversion spread of the Notes will have a potentially dilutive impact when the average market price of our common stock for a given period exceeds the conversion price of $30.60 per share. The shares related to the Notes in the table above are calculated based on the average market price of our common stock for the three months ended December 31, 2020. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

The shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the amount of shares that would be issuable if the contingent consideration liabilities from the acquisitions of Able Health, Healthfinch, and Vitalware were to be settled as of December 31, 2020.
15. Stock-Based Compensation
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
As of December 31, 2020 and 2019, there were 13,109,459 and 11,272,878 shares authorized for grant, respectively, and 2,481,818 and 2,309,370 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the 'Stock Incentive Plan').
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
The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. The absence of an active market for our common stock requires us to estimate the fair value of our common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimate the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock options outstanding at December 31, 2020 and 2019 are expected to vest according to their specific schedules.
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
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options	$7,793	$14,837	$4,198
Restricted stock units	21,469	2,034	—
Employee stock purchase plan	1,856	973	—
Restricted shares	6,839	—	—
Total stock-based compensation	$37,957	$17,844	$4,198

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$4,256	$1,168	$558
Sales and marketing	13,093	3,811	1,514
Research and development	8,069	4,841	787
General and administrative	12,539	8,024	1,339
Total stock-based compensation	$37,957	$17,844	$4,198
We capitalized $0.2 million of stock-based compensation as internal-use software for the year ended December 31, 2020. We did not capitalize any stock-based compensation expense to deferred costs for the years ended December 31, 2020, 2019, and 2018. The 2019 stock-based compensation includes a $6.0 million cumulative catch-up of compensation expense related to the two-tier employee stock-based awards that was recorded upon satisfaction of the performance condition on the closing date of our IPO.
Stock Options
There were no stock options granted during the year ended December, 31 2020. The fair value of our option granted during the years ended December 31, 2019 and 2018 were estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected volatility	43.8%-44.5%	43.6%-47.6%
Expected term (in years)	6.3	6.3
Risk-free interest rate	2.4%-2.5%	2.5%-3.0%
Expected dividends	—	—
A summary of the share option activity under the Health Catalyst Stock Plan for the year ended December 31, 2020, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	7,847,716	$10.67	7.1	$188,573,947
Options exercised	(3,748,719)	9.67
Options cancelled/forfeited	(206,061)	11.71
Outstanding at December 31, 2020	3,892,936	$11.58	7.0	$123,304,540
Vested and expected to vest as of December 31, 2020	3,892,936	$11.58	7.0	$123,304,540
Vested and exercisable as of December 31, 2020	1,976,824	$10.68	6.2	$64,381,071
There were no stock options granted during the year ended December 31, 2020. The weighted-average grant-date fair value for stock options granted during the years ended December 31, 2019 and 2018 was $9.31, and $5.30, respectively. The aggregate intrinsic value of stock options exercised was $83.2 million, $6.5 million, and $10.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018 was $9.9 million, $8.1 million, and $3.3 million, respectively. As of December 31, 2020, approximately $7.8 million of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted-average period of 1.6 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Restricted Stock Units
The service-based condition for RSUs is satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2020	503,861	$37.57
RSUs granted	1,956,423	33.59
RSUs vested	(534,057)	35.33
RSUs forfeited	(86,229)	33.70
Unvested and outstanding at December 31, 2020	1,839,998	$34.17
As of December 31, 2020, we had $57.7 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.9 years.
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
The ESPP generally provides for six-month offering periods, the exception being the first offering period. The offering periods generally start on the first trading day after June 30 and December 31 of each year. The first offering period began on the IPO date and ended on December 31, 2019. The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period and not to accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the first date of the offering period) for each calendar year. A participant may purchase the lowest of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 2,500 shares; or (c) such other lesser maximum number of shares as shall have been established by the Administrator in advance of the offering period.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Expected volatility	54.9%-79.8%	44.2%
Expected term (in years)	0.5	0.4
Risk-free interest rate	0.2%-1.6%	2.1%
Expected dividends	—	—

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2020, we issued 173,989 shares under the ESPP, with a weighted-average purchase price per share of $24.56. Total cash proceeds from the purchase of shares under the ESPP in 2020 were $4.3 million. As of December 31, 2020, 808,561 shares are reserved for future issuance under the ESPP.
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
As part of the Vitalware acquisition that closed on September 1, 2020, 203,997 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one-year anniversary of the acquisition closing date. As of December 31, 2020, 51,000 of these restricted shares had vested. As of December 31, 2020, we had $5.1 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted average period of 0.6 years.

16. Income Taxes
For the years ended December 31, 2020, 2019, and 2018, the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$(11)	$11	$—
Foreign	(2)	10	—
State	92	81	28
Total current tax provision	79	102	28
Deferred taxes:
Federal	(1,044)	33	(135)
State	(229)	7	(28)
Total deferred provision (benefit)	(1,273)	40	(163)
Total income tax provision (benefit)	$(1,194)	$142	$(135)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	0.1	(0.1)	—
Federal research and development credits	3.4	17.2	0.7
Stock-based compensation	8.4	(1.5)	(0.4)
Contingent consideration	0.9	—	—
Change in valuation allowance	(32.5)	(36.6)	(20.9)
Other, net	(0.3)	(0.2)	(0.2)
Effective income tax rate	1.0%	(0.2)%	0.2%

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$106,320	$68,643
Research and development credits	22,311	16,348
Intangible assets	665	5,354
Stock-based compensation	3,344	4,562
Deferred revenue	1,505	1,779
Interest limitation carryforward	4,746	1,983
Operating lease liabilities	6,788	1,219
Contingent consideration	4,882	—
Deferred payroll	1,108	—
Property and equipment	423	511
Accrued expenses	308	556
Allowance for bad debt	305	106
Other	60	52
Total deferred income tax assets	152,765	101,113
Valuation allowance	(130,080)	(98,370)
Net deferred income tax assets	22,685	2,743
Deferred income tax liabilities:
Prepaid expenses	(1,928)	(1,537)
Deferred commissions	(478)	—
Convertible debt	(13,864)	—
Operating lease right-of-use assets	(6,289)	(967)
Deferred contract costs	(126)	(239)
Indefinite-lived intangible assets	(49)	(41)
Total deferred income tax liabilities	(22,734)	(2,784)
Net deferred income tax liabilities	$(49)	$(41)

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
We have provided a full valuation allowance for our net deferred tax assets at December 31, 2020 and 2019, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets. During the years ended December 31, 2020 and 2019, respectively, the valuation allowance increased by $31.7 million and $28.1 million, respectively.
As of December 31, 2020, we had approximately $419.6 million of consolidated federal net operating loss carryforwards and $334.6 million of state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2023, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
We have federal research and development credit carryforwards of $20.9 million and state research and development credit carryforwards of $8.9 million, which if not utilized will begin to expire in 2032 and 2025, respectively. To the extent we do not utilize our carryforwards within the applicable statutory carryforward periods, either because of ownership changes and limitations under Code Sections 382 and 383 and similar state laws or the lack of sufficient taxable income, the carryforwards will expire unused.
Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "IRC"), and similar state provisions. The Company most recently performed a detailed analysis in March 2019 to determine whether an ownership change under Section 382 of the IRC had occurred or will occur. An update of this analysis has not been performed since that time. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss and or income tax credit carryforwards attributable to periods before the change.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2017 and 2016, respectively.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$1,816	$2,372	$1,939
Increase (decrease) in unrecognized tax benefits taken in prior years	2,228	(957)	—
Increase in unrecognized tax benefits related to the current year	1,534	401	433
Ending balance	$5,578	$1,816	$2,372
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes.  However, as of December 31, 2020 and 2019, we have not accrued interest and penalties because we have net operating loss carryforwards.
17. Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. As of December 31, 2020, there were no significant outstanding claims against us.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
18. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the year ended December 31, 2020, approximately 14% of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $89.4 million of revenue on unsatisfied performance obligations as of December 31, 2020. We expect to recognize approximately 79% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
19. Related Parties
We have entered into arrangements with customers where the customer’s management is currently or was previously a member of our board of directors. An executive officer at Allina Health served on our board of directors until December 31, 2018. The board seat vacated by the Allina Health executive officer was replaced in January 2018 by an executive of a Mass General Brigham (formerly Partners Healthcare) affiliate.
For the years ended December 31, 2020, 2019, and 2018, we recognized $2.6 million, $3.0 million, and $3.8 million in revenue from related parties, respectively.
As of December 31, 2020 and 2019, we had receivables from related parties of $0.6 million and $0.6 million, respectively, and deferred revenue with related parties of $0.7 million and $0.5 million, respectively. As of December 31, 2019, we also had acquisition-related consideration payable to a related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $1.2 million as of December 31, 2019, which was paid in full during the year ended December 31, 2020.
We have also entered into revenue arrangements with customers that are also our investors. None of these customers hold a significant amount of ownership in our equity interests.
20. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $3.2 million, $5.3 million, and $4.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, we matched 100% of the first 3% and 6%, respectively, of an employees’ 401(k) plan contributions.
21. Segments
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Segment revenue and Adjusted Gross Profit for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue:
Technology	$110,467	$83,975	$57,224
Professional Services	78,378	70,966	55,350
Total revenue	$188,845	$154,941	$112,574

	Year Ended December 31,
	2020	2019	2018
Adjusted Gross Profit:
Technology	$75,666	$56,378	$37,901
Professional Services	19,358	24,494	16,028
Total reportable segments Adjusted Gross Profit	95,024	80,872	53,929
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(4,256)	(1,168)	(558)
Tender offer payments deemed compensation(1)	—	—	(312)
Post-acquisition restructuring costs(2)	—	(108)	(337)
Less other reconciling items:
Sales and marketing	(55,411)	(47,284)	(44,123)
Research and development	(53,517)	(46,252)	(38,592)
General and administrative	(59,240)	(31,713)	(22,690)
Depreciation and amortization	(18,725)	(9,212)	(7,412)
Debt extinguishment costs	(8,514)	(1,670)	—
Interest and other expense, net	(11,572)	(3,419)	(2,024)
Net loss before income taxes	$(116,211)	$(59,954)	$(62,119)
____________________
(1)Tender offer payments deemed compensation included in the Adjusted Gross Profit reconciliation above relate to employee compensation from repurchases of common stock at a price in excess of its estimated fair value. For additional details refer to Note 13 in the consolidated financial statements.
(2)Post-acquisition restructuring costs included in the Adjusted Gross Profit reconciliation above relate to severance charges following the acquisition of Medicity.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all officers, directors, and employees, which is available on our website at ir.healthcatalyst.com under "Corporate Governance." The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement relating to our 2021 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.

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
(b) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the section of this Annual Report on Form 10-K Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits
See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

4.7	Indenture, dated as of April 14, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	April 14, 2020

4.8	Form of Global Note, representing Health Catalyst, Inc.'s 2.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	4.2	April 14, 2020

10.1	Lease Agreement, dated March 25, 2020, by and between the Registrant and Riverpark Six, LLC.	10-Q	10.1	May 13, 2020

10.2	Form of Confirmation for Capped Call Transactions	8-K	10.1	April 14, 2020

10.3	Credit Agreement, dated February 6, 2019, by and between the Registrant and OrbiMed Royalty Opportunities II, LP.	S-1	10.5	June 27, 2019

10.4#	Non-Employee Director Compensation Policy.	10-Q	10.1	August 23, 2019

10.5#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.6#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.7#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.8#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.9#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.10#	Offer Letter, dated March 27, 2014, between the Registrant and Bryan Hunt.	Filed herewith

10.11#	Offer Letter, dated May 20, 2013, between the Registrant and J. Patrick Nelli.	S-1	10.8	June 27, 2019

10.12#	Offer Letter, dated September 26, 2011, between the Registrant and Paul Horstmeier.	S-1	10.9	June 27, 2019

10.13#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.14#	Offer Letter, dated December 3, 2015, between the Registrant and Daniel Orenstein.	S-1	10.11	June 27, 2019

10.15#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	Filed herewith

10.16#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.17#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 2/25/2021	By:	/s/ Bryan Hunt
Bryan Hunt
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Daniel Burton, Bryan Hunt, Jason Alger, and Daniel Orenstein, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Burton	Chief Executive Officer and Director	2/25/2021
Daniel Burton	(Principal Executive Officer)

/s/ Bryan Hunt	Chief Financial Officer	2/25/2021
Bryan Hunt	(Principal Financial Officer)

/s/ Jason Alger	Chief Accounting Officer	2/25/2021
Jason Alger	(Principal Accounting Officer)

/s/ Fraser Bullock	Director
Fraser Bullock		2/25/2021

/s/ Timothy G. Ferris	Director
Timothy G. Ferris		2/25/2021

/s/ Duncan Gallagher	Director
Duncan Gallagher		2/25/2021

/s/ John A. Kane	Director
John A. Kane		2/25/2021

/s/ Julie Larson-Green	Director
Julie Larson-Green		2/25/2021

/s/ Anita V. Pramoda	Director
Anita V. Pramoda		2/25/2021

/s/ S. Dawn Smith	Director
S. Dawn Smith		2/25/2021

/s/ Mark Templeton	Director
Mark Templeton		2/25/2021