Form 10-Q
period 2021-03-31
Health Catalyst, Inc.
filed 2021-05-07
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
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
South Jordan UT 84095
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, the Registrant had 44,520,749 shares of common stock outstanding.

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K.

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,627	$91,954
Short-term investments	133,807	178,917
Accounts receivable, net(1)	45,905	48,296
Prepaid expenses and other assets	12,404	10,632
Total current assets	324,743	329,799
Property and equipment, net	18,653	12,863
Intangible assets, net	91,840	98,921
Operating lease right-of-use assets	24,093	24,729
Goodwill	107,822	107,822
Other assets	4,068	3,606
Total assets	$571,219	$577,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,626	$5,332
Accrued liabilities	12,946	16,510
Deferred revenue(1)	51,634	47,145
Operating lease liabilities	2,454	2,622
Contingent consideration liabilities	15,902	14,427
Acquisition-related consideration payable	—	2,000
Convertible senior notes, net	171,864	—
Total current liabilities	259,426	88,036
Convertible senior notes, net of current portion	—	168,994
Deferred revenue, net of current portion	1,135	1,878
Operating lease liabilities, net of current portion	23,083	23,669
Contingent consideration liabilities, net of current portion	16,509	16,837
Other liabilities	2,230	2,227
Total liabilities	302,383	301,641

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 44,340,036 and 43,376,848 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	44	43
Additional paid-in capital	1,022,781	1,001,645
Accumulated deficit	(754,020)	(725,650)
Accumulated other comprehensive income	31	61
Total stockholders’ equity	268,836	276,099
Total liabilities and stockholders’ equity	$571,219	$577,740
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue(1):
Technology	$33,839	$24,699
Professional services	22,007	20,417
Total revenue	55,846	45,116
Cost of revenue, excluding depreciation and amortization:
Technology	10,825	7,906
Professional services	16,513	16,162
Total cost of revenue, excluding depreciation and amortization	27,338	24,068
Operating expenses:
Sales and marketing	15,651	13,487
Research and development	14,345	13,088
General and administrative	15,015	9,701
Depreciation and amortization	7,814	2,877
Total operating expenses	52,825	39,153
Loss from operations	(24,317)	(18,105)
Interest and other expense, net	(3,952)	(621)
Loss before income taxes	(28,269)	(18,726)
Income tax provision (benefit)	101	(1,236)
Net loss	$(28,370)	$(17,490)
Net loss per share, basic and diluted	$(0.65)	$(0.47)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	43,870	37,109
__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net Loss	$(28,370)	$(17,490)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	11	(3)
Change in foreign currency translation adjustment	(41)	(30)
Comprehensive loss	$(28,400)	$(17,523)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Vesting of restricted stock units	—	—	403,971	—	—	—	—	—
Exercise of stock options	—	—	537,889	1	6,487	—	—	6,488
Stock-based compensation	—	—	—	—	13,640	—	—	13,640
Issuance of common stock for settlement of contingent consideration	—	—	21,328	—	1,009	—	—	1,009
Net loss	—	—	—	—	—	(28,370)	—	(28,370)
Other comprehensive loss	—	—	—	—	—	—	(30)	(30)
Balance as of March 31, 2021	—	$—	44,340,036	$44	$1,022,781	$(754,020)	$31	$268,836

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Impact of adopting the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Exercise of stock options	—	—	1,048,760	1	9,045	—	—	9,046
Stock-based compensation	—	—	—	—	8,741	—	—	8,741
Issuance of common stock for acquisition consideration	—	—	110,662	—	3,332	—	—	3,332
Net loss	—	—	—	—	—	(17,490)	—	(17,490)
Other comprehensive loss	—	—	—	—	—	—	(33)	(33)
Balance as of March 31, 2020	—	$—	37,838,276	$38	$832,167	$(628,123)	$39	$204,121

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(28,370)	$(17,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,814	2,877
Amortization of debt discount and issuance costs	2,870	285
Non-cash operating lease expense	965	741
Investment discount and premium amortization	417	(6)
Provision for expected credit losses	300	51
Stock-based compensation expense	13,510	8,741
Deferred tax provision (benefit)	2	(1,280)
Change in fair value of contingent consideration liabilities	2,156	(359)
Other	(34)	(4)
Change in operating assets and liabilities:
Accounts receivable, net	2,090	(7,335)
Deferred costs	—	444
Prepaid expenses and other assets	(2,173)	(2,244)
Accounts payable, accrued liabilities, and other liabilities	(5,352)	(4,283)
Deferred revenue	3,745	3,936
Operating lease liabilities	(1,083)	(843)
Net cash used in operating activities	(3,143)	(16,769)

Cash flows from investing activities
Purchases of property and equipment	(5,882)	(428)
Capitalization of internal-use software	(887)	(78)
Proceeds from the sale of property and equipment	6	6
Purchase of short-term investments	(8,621)	—
Proceeds from the sale and maturity of short-term investments	53,240	66,653
Purchase of intangible assets	(480)	(758)
Acquisition of business, net of cash acquired	—	(15,249)
Net cash provided by investing activities	37,376	50,146

Cash flows from financing activities
Proceeds from exercise of stock options	6,488	9,046
Proceeds from employee stock purchase plan	1,349	1,289
Payments of acquisition-related consideration	(1,391)	(748)
Net cash provided by financing activities	6,446	9,587
Effect of exchange rate changes on cash and cash equivalents	(6)	(31)
Net increase in cash and cash equivalents	40,673	42,933

Cash and cash equivalents at beginning of period	91,954	18,032
Cash and cash equivalents at end of period	$132,627	$60,965

Supplemental disclosures of non-cash investing and financing information
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,816	$77
Common stock issued for settlement of contingent consideration	1,009	—
Common stock issued in connection with acquisitions	—	3,332
Stock-based compensation capitalized as internal-use software	130	—
Deferred offering costs included in accounts payable and accrued liabilities	—	427
Purchase of intangible assets included in accounts payable and accrued liabilities	—	132

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
Basis of presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
Reclassifications
Certain prior year amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. A reclassification was made to separately present the non-cash operating lease expense as a non-cash reconciling adjustment from net loss and the change in the operating lease liabilities due to cash payments as a change in operating assets and liabilities. This net change is not material and does not affect previously reported net cash used in operating activities in the condensed consolidated statements of cash flows. This reclassification had no effect on our other condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of March 31, 2021, the interim condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, our interim condensed consolidated statements of stockholders' equity for the three months ended March 31, 2021 and 2020, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. Our condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.
Principles of consolidation
Our condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), convertible senior notes, restricted shares, shares issuable as acquisition-related contingent consideration, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as the effect is antidilutive.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of March 31, 2021 and December 31, 2020, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $1.3 million and $1.6 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of March 31, 2021 and December 31, 2020, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $52.8 million and $49.0 million, respectively.
Deferred Costs
We capitalize sales commissions and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of March 31, 2021 and December 31, 2020, $0.7 million and $0.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and were included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the remaining $1.9 million and $1.4 million, respectively, of deferred contract acquisition costs were included in non-current other assets.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts, and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of March 31, 2021 and December 31, 2020, $0.5 million and $0.5 million, respectively, of deferred fulfillment costs were included in prepaid expenses and other assets on the condensed consolidated balance sheets. Amortization of deferred fulfillment costs is included within cost of revenue in the condensed consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Cash and cash equivalents
We consider all highly liquid investments purchased with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.
Short-term investments
Our investments consist of highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale.
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

Allowance for Credit Losses on Accounts Receivable
(unaudited)
Balance at January 1, 2021	$1,200
Current period provision for expected credit losses	300
Less: Write-offs, net of recoveries	—
Balance at March 31, 2021	$1,500

Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	2-3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Computer software	2-5 years
Capitalized internal-use software costs	2-3 years
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the three months ended March 31, 2021 and 2020.

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

Developed technologies	3-10 years
Customer relationships and contracts	2-7 years
Computer software licenses	2-5 years
Trademarks	2-5 years
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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three months ended March 31, 2021 and 2020.
Business combinations
The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair value on the acquisition date. Any excess consideration over the fair value of the identifiable assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Significant estimation is required in determining the fair value of the customer-related intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (EBITDA) margin used in the estimate for customer relationships, and backlog. Many of these significant assumptions were forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2020, we expensed $0.9 million of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations. No such costs were incurred or recorded for the three months ended March 31, 2021.
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
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our condensed consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations.
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
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
Stock-based compensation
Stock-based awards, including stock options, restricted stock units, performance-based restricted stock units, and restricted shares are measured and recognized in our condensed consolidated financial statements based on the fair value of the award on the grant date. We record forfeitures of stock-based awards as the actual forfeitures occur. For awards subject to performance conditions, we record expense when the performance condition becomes probable. Each reporting period we evaluate the probability of achieving the performance criteria, estimate the number of shares that are expected to vest, and adjust the related compensation expense accordingly.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The carrying value of acquisition-related consideration payable and operating lease liabilities approximate fair value based on interest rates available for debt with similar terms at March 31, 2021 and December 31, 2020. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.

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
(unaudited)
Accounting pronouncements adopted
Accounting for income taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU 2019-12 as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recent accounting pronouncements not yet adopted
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard also simplifies the diluted net income per share calculation in certain areas and is effective for annual and interim periods beginning after December 15, 2021. We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

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
An additional 179,392 shares of our common stock subject to restriction agreements, or restricted shares, were issued pursuant to the terms of the acquisition agreement and 60,000 restricted stock units were issued in connection with the acquisition agreement. The value of these restricted shares and restricted stock units is recognized as post-combination stock-based compensation expense over their respective vesting terms. The vesting of the restricted shares was subject to one year of continuous service by the applicable team members and fully vested on the one-year anniversary of the acquisition closing date. The service-based condition for the restricted stock units issued pursuant to the terms of the acquisition agreement is satisfied over two years with a 50% cliff vesting period of one year and ratable quarterly vesting thereafter. Refer to Note 12 for additional details related to our stock-based compensation.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into electronic medical record (EMR) workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021, with an initial fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers results for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, with an initial fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware.
An additional 203,997 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the 12-month vesting term. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one year anniversary of the acquisition closing date. Refer to Note 12 for additional details related to our stock-based compensation.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the years ended December 31, 2020 and 2019 as if the acquisitions of Able Health, Healthfinch, and Vitalware had taken place on January 1, 2019:

	Year Ended December 31,
	2020	2019
	(unaudited)
Total pro forma revenues	$209,409	$173,973
Pro forma net loss	(124,485)	(90,850)

The unaudited pro forma information is not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2019 or to project potential results as of any future date or for any future periods.
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

3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Recurring technology	$33,567	$24,699
One-time technology (i.e., perpetual license)	272	—
Professional services	22,007	20,417
Total revenue	$55,846	$45,116
For the three months ended March 31, 2021 and 2020, 99.9% and 99.9%, respectively, of revenue was related to contracts with customers located in the United States.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Technology	$107,040	$107,040
Professional services	782	782
Total goodwill	$107,822	$107,822

As of March 31, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$69,729	$(28,676)	$41,053
Customer relationships and contracts	57,764	(10,520)	47,244
Computer software licenses	7,359	(5,123)	2,236
Trademarks	1,700	(393)	1,307
Total intangible assets	$136,552	$(44,712)	$91,840

As of December 31, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$69,729	$(25,293)	$44,436
Customer relationships and contracts	57,764	(7,482)	50,282
Computer software licenses	7,359	(4,615)	2,744
Trademarks	1,700	(241)	1,459
Total intangible assets	$136,552	$(37,631)	$98,921

Amortization expense of acquired intangible assets was $7.1 million and $2.2 million for the three months ended March 31, 2021, and 2020, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Computer equipment	$9,562	$8,576
Leasehold improvements	10,536	8,089
Furniture and fixtures	3,614	1,734
Capitalized internal-use software costs	4,506	3,489
Computer software	947	947
Capital lease equipment	37	37
Total property and equipment	29,202	22,872
Less: accumulated depreciation	(10,549)	(10,009)
Property and equipment, net	$18,653	$12,863
Our long-lived assets are located in the United States. Depreciation expense totaled $0.7 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $1.0 million and $0.1 million of internal-use software costs for the three months ended March 31, 2021 and 2020, respectively. We incurred $0.3 million and $0.1 million of capitalized internal-use software cost amortization expense for the three months ended March 31, 2021 and 2020, respectively.

6. Short-term Investments
Our investments consist of highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three months ended March 31, 2021 and 2020. We measure the fair value of investments on a recurring basis.
Accrued interest receivables related to our available-for-sale securities of $0.6 million and $0.5 million as of March 31, 2021 and December 31, 2020 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of March 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$125,378	$—	$—	$125,378	$125,378	$—
U.S. Treasury notes	49,123	7	—	49,130	—	49,130
Commercial paper	57,067	—	—	57,067	—	57,067
Corporate bonds	27,615	—	(5)	27,610	—	27,610
Total	$259,183	$7	$(5)	$259,185	$125,378	$133,807

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$79,387	$—	$—	$79,387	$79,387	$—
US treasury notes	59,382	7	—	59,389	—	59,389
Commercial paper	68,018	—	—	68,018	—	68,018
Corporate bonds	48,494	8	(1)	48,501	—	48,501
Asset-backed securities	3,009	—	—	3,009	—	3,009
Total	$258,290	$15	$(1)	$258,304	$79,387	$178,917

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2021 and December 31, 2020, there were no material unrealized losses due to credit-related factors.

7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 were as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$125,378	$—	$—	$125,378
U.S. Treasury notes	49,130	—	—	49,130
Commercial paper	—	57,067	—	57,067
Corporate bonds	—	27,610	—	27,610
Contingent consideration liabilities	—	—	(32,444)	(32,444)
Total	$174,508	$84,677	$(32,444)	$226,741

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 and 2020.
Convertible Senior Notes
As of March 31, 2021, the estimated fair value of the our convertible senior notes, with aggregate principal totaling $230.0 million, was $391.3 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.
Level 3 fair value measurements
The Healthfinch acquisition consideration includes an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021. The Healthfinch contingent consideration will be paid in a combination of cash and shares of our common stock in the same proportion as the initial acquisition consideration. The Vitalware acquisition consideration includes an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021. The Vitalware contingent consideration is capped at $30.0 million and will be paid in a combination of approximately 50% cash and 50% in shares of our common stock.
We value the expected contingent consideration and the corresponding liabilities using the Monte Carlo valuation method based on estimates of potential pay-out scenarios. The resulting contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period.
The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is approximately $32.5 million based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned and our common stock price as of March 31, 2021. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs as of March 31, 2021:

	Valuation Method	Fair Value		Market Price of Revenue Risk	Revenue Volatility	Stock Price Volatility
	(unaudited)
Revenue-based earn-out liabilities	Monte Carlo	$32.4	million	3%	10%	41%

The Able Health acquisition consideration included an initial estimate for contingent consideration for shares of our common stock if certain incremental billing targets for Able Health were met during an earn-out period that ended on December 31, 2020. This Able Health earn-out contingent consideration liability was settled during the three months ended March 31, 2021.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2020	$31,264
Settlement of contingent consideration	(1,009)
Change in fair value of contingent consideration liabilities	2,156
Balance as of March 31, 2021	$32,411

8. Accrued liabilities
As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Accrued compensation and benefit expenses	$7,024	$9,838
Other accrued liabilities	5,922	6,672
Total accrued liabilities	$12,946	$16,510

9. Convertible Senior Notes
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
•During the five business day period after any five consecutive trading day period (the measurement period) in which the trading price as defined in the Indenture per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
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
For at least twenty trading days during the period of thirty consecutive trading days ended March 31, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. As a result, the Notes are convertible at the option of the holders during the fiscal quarter ending June 30, 2021 and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2021.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The interest expense recognized related to the Notes was as follows (in thousands):

Three Months Ended March 31, 2021
(unaudited)
Contractual interest expense	$1,437
Amortization of debt issuance costs and discount	2,870
Total	$4,307
The net carrying value of the liability component of the Notes was as follows (in thousands):

March 31, 2021
(unaudited)
Principal	$230,000
Less: Unamortized debt discount	(53,577)
Less: Unamortized issuance costs	(4,559)
Net carrying amount	$171,864
The net carrying value of the equity component of the Notes was as follows (in thousands):

March 31, 2021
(unaudited)
Proceeds allocated to the conversion option (debt discount)	$63,270
Less: Issuance costs	(2,057)
Net carrying amount	$61,213

Based on the closing price of our common stock of $46.77 on March 31, 2021, the if-converted value of the Notes was $121.5 million more than their respective principal amount.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2021 and December 31, 2020, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 44,454,783 and 43,709,237 shares were legally issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. The shares legally issued and outstanding as of March 31, 2021 and December 31, 2020 included 114,747 shares and 332,389 shares, respectively, issued pursuant to the Able Health and Vitalware acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2021.

11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Numerator:
Net loss	$(28,370)	$(17,490)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic and diluted	43,870,288	37,108,998
Net loss per share, basic and diluted	$(0.65)	$(0.47)

During the three months ended March 31, 2021 and 2020, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, restricted shares, shares issuable as acquisition-related contingent consideration, and purchase rights committed or shares issued under our employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table contains share totals with a potentially dilutive impact:

	As of March 31,
	2021	2020
	(unaudited)
Common stock options	3,344,047	6,640,662
Restricted stock units	2,937,690	2,145,968
Performance-based restricted stock units	307,859	—
Shares related to convertible senior notes	2,768,114	—
Shares issuable as acquisition-related contingent consideration	344,436	—
Employee stock purchase plan	72,892	87,107
Restricted shares	114,747	179,392
Total potentially dilutive securities	9,889,785	9,053,129

The conversion spread of the Notes will have a potentially dilutive impact when the average market price of our common stock for a given period exceeds the conversion price of $30.60 per share. The shares related to the Notes in the table above are calculated based on the average market price of our common stock for the three months ended March 31, 2021. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.
The shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the estimated amount of shares that would be issuable if the contingent consideration liabilities from the acquisitions of Healthfinch and Vitalware were to be settled as of March 31, 2021.

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
We have initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan that were available immediately prior to the IPO registration date). The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2021, there were an additional 2,185,461 shares reserved for issuance under the 2019 Plan.
As of March 31, 2021 and December 31, 2020, there were 15,294,920 and 13,109,459 shares authorized for grant, respectively, and 3,086,399 and 2,481,818 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the Stock Incentive Plan). All options were granted with an exercise price determined by the board of directors that was equal to the estimated fair value of our common stock at the date of grant, based on the information known on the date of grant. Subject to certain exceptions defined in the Stock Incentive Plan related to an employee’s termination, options generally expire on the tenth anniversary of the applicable grant date.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Options	$1,394	$2,542
Restricted stock units	8,002	5,117
Performance-based restricted stock units	1,329	—
Employee stock purchase plan	417	492
Restricted shares	2,368	590
Total stock-based compensation	$13,510	$8,741

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Cost of revenue	$1,809	$992
Sales and marketing	4,818	3,182
Research and development	2,257	1,882
General and administrative	4,626	2,685
Total stock-based compensation	$13,510	$8,741
Stock Options
There were no stock options granted during the three months ended March 31, 2021 or 2020. A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2021, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2021	3,892,936	$11.58
Options exercised	(537,889)	12.05
Options cancelled/forfeited	(11,000)	11.50
Outstanding at March 31, 2021	3,344,047	$11.50	6.8	$117,946,252
Vested and expected to vest as of March 31, 2021	3,344,047	$11.50	6.8	$117,946,252
Vested and exercisable as of March 31, 2021	1,715,358	$10.49	6.0	$62,231,385
The aggregate intrinsic value of stock options exercised was $18.7 million for the three months ended March 31, 2021. The total grant-date fair value of stock options vested during the three months ended March 31, 2021 was $1.8 million. As of March 31, 2021, approximately $6.3 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 1.4 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units (RSUs)
The service-based condition for RSUs is generally satisfied over four years with a 25% cliff vesting period of one year and ratable quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2021	1,839,998	$34.17
RSUs granted	1,329,687	49.77
RSUs vested	186,329	33.70
RSUs forfeited	(45,666)	35.50
Unvested and outstanding at March 31, 2021	2,937,690	$41.24
As of March 31, 2021, we had $114.1 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a remaining weighted-average period of 3.2 years.
Performance-Based Restricted Stock Units (PRSUs)
During the three months ended March 31, 2021, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2021, and if the individual employee continues to provide services to us through the vesting date of March 1, 2022. The number of PRSUs that will ultimately vest from the 2021 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2021 against the pre-established targets. We also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares will vest on March 1, 2022, and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the three months ended March 31, 2021:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2021	—	$—
PRSUs granted	313,322	49.77
PRSUs forfeited	(5,463)	49.77
Unvested and outstanding at March 31, 2021	307,859	$49.77

As of March 31, 2021, we had $10.3 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.0 year.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Employee Stock Purchase Plan

In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2021, the number of shares of common stock available for issuance under the ESPP increased by 437,092 shares.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Expected volatility	40.4%	54.9%
Expected term (in months)	6	6
Risk-free interest rate	0.1%	1.6%
Expected dividends	—	—
As of March 31, 2021, a total of 72,892 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2021. As of March 31, 2021, 1,245,652 shares are available for future issuance under the ESPP.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted Shares
As part of the Able Health acquisition that closed on February 21, 2020, 179,392 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares were subject to one year of continuous service by the applicable team members and vested fully during the three months ended March 31, 2021 on the one-year anniversary of the acquisition closing date.
As part of the Vitalware acquisition that closed on September 1, 2020, 203,997 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one-year anniversary of the acquisition closing date. As of March 31, 2021, 89,250 of these restricted shares had vested. As of March 31, 2021, we had $2.8 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.4 years.

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
For the three months ended March 31, 2021 and 2020, our estimated effective tax rate was (0.4)% and 6.6%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2021 and December 31, 2020, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
As we have a full valuation allowance on net deferred tax assets, our income tax provision for the three months ended March 31, 2021 consists primarily of minimal state and foreign income taxes. The income tax benefit of $1.2 million recorded for the three months ended March 31, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $1.3 million that had previously been offset by a valuation allowance.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 (ARPA) was enacted and signed into U.S. law to provide additional economic stimulus and tax credits. Changes in tax laws or rates are accounted for in the period of enactment. We are continuing to analyze these legislative developments and believe that the income tax provisions of the CARES Act and ARPA do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions.

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
We are involved in legal proceedings from time to time that arise in the normal course of business. As of March 31, 2021 and December 31, 2020, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended March 31, 2021 and 2020, 42% and 33%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $79.6 million of revenue on unsatisfied performance obligations as of March 31, 2021. We expect to recognize approximately 75% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
We have entered into arrangements with a customer, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the customer’s management was a member of our board of directors. He resigned from his executive position with our customer on March 31, 2021 and remains on staff. He served on our board of directors from January 2018 to May 2021.
We recognized revenue from this related party of $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, we had receivables from this related party of $0.8 million and $0.6 million, respectively, and deferred revenue with this related party of $0.4 million and $0.7 million, respectively. We also had acquisition-related consideration payable to this related party for a prior year asset acquisition, of which the final $1.2 million was paid during the year ended December 31, 2020. This asset acquisition occurred prior to this entity becoming a related party. There was no acquisition-related consideration payable to this related party as of March 31, 2021 and December 31, 2020.
We have also entered into revenue arrangements with customers that are also our investors. None of these customers hold a significant amount of ownership in our equity interests.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Segment revenue and Adjusted Gross Profit for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Revenue
Technology	$33,839	$24,699
Professional Services	22,007	20,417
Total	$55,846	$45,116

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Adjusted Gross Profit
Technology	$23,388	$16,969
Professional Services	6,929	5,071
Total reportable segments Adjusted Gross Profit	30,317	22,040
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,809)	(992)
Less other reconciling items:
Sales and marketing	(15,651)	(13,487)
Research and development	(14,345)	(13,088)
General and administrative	(15,015)	(9,701)
Depreciation and amortization	(7,814)	(2,877)
Interest and other expense, net	(3,952)	(621)
Net loss before income taxes	$(28,269)	$(18,726)

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
Highlights from the three months ended March 31, 2021 included:
•We recognized total revenue of $55.8 million and $45.1 million for the three months ended March 31, 2021 and 2020, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recently acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(28.4) million and $(17.5) million for the three months ended March 31, 2021 and 2020, respectively.
•Our Adjusted EBITDA was $(0.8) million and $(6.0) million for the three months ended March 31, 2021 and 2020, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. The ongoing COVID-19 surge, coupled alongside vaccine rollout logistics, likely indicate that our country and national healthcare system will be under some amount of continued strain over the coming months. Nevertheless, we continue to be encouraged as we witness meaningful evidence that the healthcare provider ecosystem is significantly better equipped and prepared to respond to the ongoing pandemic, including through its treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization. Lastly, we are encouraged by the pace of the vaccine rollout efforts.
We are fortunate to have a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the three months ended March 31, 2021 and year ended December 31, 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our DOS subscription customers that typically have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has increased meaningfully. Additionally, we have seen usage of our COVID-19-specific products shift from those focused on COVID-19 preparedness to those focused on financial recovery and planning analytics in areas such as elective procedures, ambulatory care, revenue cycle, and vaccine distribution and delivery. Given these factors, we have seen minimal impact on our technology dollar-based retention as a result of COVID-19 and would anticipate similar dynamics moving forward.
Any negative impact to Q1 2021 total revenue caused by the COVID-19 pandemic has also resulted in a negative impact to our Q1 2021 Adjusted EBITDA. We have and continue to plan to partially offset any negative total revenue impact through cost containment efforts, resulting in less of a negative Adjusted EBITDA impact compared to the negative total revenue impact.
Importantly, in our response to the COVID-19 pandemic, we remain centrally committed to our more than 1,000 team members, ensuring they stay at the center of the Health Catalyst Flywheel. As such, any cost containment efforts implemented will have a bias towards non-headcount related items.
As we get through the COVID-19 pandemic and healthcare organizations' operations begin to normalize, we continue to be optimistic that the pandemic will serve as an overall medium-to-long term tailwind in the industry’s adoption of data and analytics. At the health system level, we are seeing meaningful evidence that COVID-19 is highlighting the need for a commercial-grade data and analytics solution to replace patchwork homegrown systems.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except percentages)
Total revenue	$55,846	$45,116
Adjusted Technology Gross Profit	$23,388	$16,969
Adjusted Technology Gross Margin	69%	69%
Adjusted Professional Services Gross Profit	$6,929	$5,071
Adjusted Professional Services Gross Margin	31%	25%
Total Adjusted Gross Profit	$30,317	$22,040
Total Adjusted Gross Margin	54%	49%
Adjusted EBITDA	$(837)	$(5,971)
We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives. Adjusted Gross Profit measures, Adjusted Gross Margin measures, and Adjusted EBITDA are non-GAAP financial measures, which we discuss in more detail below.
Reconciliation of Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures, including Adjusted Gross Profit measures, Adjusted Gross Margin measures, and Adjusted EBITDA, are useful in evaluating our operating performance. For example, we exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We use this non-GAAP financial information to evaluate our ongoing operations, as a component in determining employee bonus compensation, and for internal planning and forecasting purposes.
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

Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization and excluding stock-based compensation. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$33,839	$22,007	$55,846
Cost of revenue, excluding depreciation and amortization	(10,825)	(16,513)	(27,338)
Gross profit, excluding depreciation and amortization	23,014	5,494	28,508
Add:
Stock-based compensation	374	1,435	1,809
Adjusted Gross Profit	$23,388	$6,929	$30,317
Gross margin, excluding depreciation and amortization	68%	25%	51%
Adjusted Gross Margin	69%	31%	54%

	Three Months Ended March 31, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$24,699	$20,417	$45,116
Cost of revenue, excluding depreciation and amortization	(7,906)	(16,162)	(24,068)
Gross profit, excluding depreciation and amortization	16,793	4,255	21,048
Add:
Stock-based compensation	176	816	992
Adjusted Gross Profit	$16,969	$5,071	$22,040
Gross margin, excluding depreciation and amortization	68%	21%	47%
Adjusted Gross Margin	69%	25%	49%

Adjusted Technology Gross Margin remained consistent at 69% for both of the three months ended March 31, 2021 and 2020. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure, where we incur additional hosting costs.

Adjusted Professional Services Gross Margin increased from 25% for the three months ended March 31, 2020 to 31% for the three months ended March 31, 2021, due primarily to a change in the mix of professional services we provided and higher utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate on a quarterly basis and will likely decline in the near term due to changes in the mix of services we provide and the amount of operational overhead required to deliver our services.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition transaction costs, and change in fair value of contingent consideration liabilities when they are incurred. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations as events that are not necessarily reflective of operational performance during a period. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(28,370)	$(17,490)
Add:
Interest and other expense, net	3,952	621
Income tax provision (benefit)	101	(1,236)
Depreciation and amortization	7,814	2,877
Stock-based compensation	13,510	8,741
Acquisition transaction costs(1)	—	875
Change in fair value of contingent consideration liability(2)	2,156	(359)
Adjusted EBITDA	$(837)	$(5,971)
__________________
(1)Acquisition transaction costs relate to legal, diligence, valuation, and other third-party fees incurred as part of acquisitions. For additional details refer to Note 2 in our condensed consolidated financial statements.
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
•Add new customers. We believe our ability to increase our customer base will enable us to drive growth. Our potential customer base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential customers invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our customers are large, complex organizations who typically have long procurement cycles which may lead to declines in the pace of our new customer additions.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the three months ended March 31, 2021, our technology revenue and professional services revenue represented 61% and 39% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information.

•Transitions to Microsoft Azure as DOS hosting provider. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We also operate a private data center where we host DOS for certain customers and we maintain a small number of customers that have deployed DOS on-premise. We are in the process of transitioning customers we host in our private data center and who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides customers with more advanced DOS product functionality and a more seamless customer experience; however, hosting customers in Azure is more costly to us than our private data center on a per-customer basis. This transition will result in higher cost of technology revenue and provide a headwind against increases in Adjusted Technology Gross Margin.

Recent Acquisitions
Able Health, Inc.
On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading software-as-a-service provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. We believe this acquisition will strengthen Health Catalyst’s Quality and Regulatory Measures capabilities. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental customer billings for the year ended December 31, 2020, which had an initial estimated fair value of $3.0 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health. The Able Health contingent consideration liability was settled during the three months ended March 31, 2021. For additional details refer to Note 7 in our condensed consolidated financial statements.
Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021, which had an initial estimated fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch.
Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers analytics for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, which had an initial estimated fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware. We have initiated the earn-out settlement process and anticipate that we will finalize the earn-out payment amount and distribution terms, and formally settle the contingent consideration liability associated with the Vitalware acquisition during the three months ended June 30, 2021. We currently anticipate that we will pay approximately $15.0 million in cash and issue approximately 309,458 shares of our common stock to settle this contingent consideration liability.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2021 and 2020, technology represented 61% and 55% of total revenue, respectively, and professional services represented 39% and 45%, of total revenue, respectively.
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

Operating expense
Sales and marketing.    Sales and marketing expenses primarily include salary and related personnel costs for our sales, marketing, and account management teams, lead generation, marketing events, including our Healthcare Analytics Summit, marketing programs, and outside contractor costs associated with the sale and marketing of our offerings.
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
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense partially offset by income from our investment holdings. Interest expense in the current year is primarily attributable to the Notes and in prior years was primarily attributable to our now extinguished term loan and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 (ARPA) was enacted and signed into U.S. law to provide additional economic stimulus and tax credits. Changes in tax laws or rates are accounted for in the period of enactment. We are continuing to analyze these legislative developments and believe that the income tax provisions of the CARES Act and ARPA do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provides for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. Under the CARES Act, half of the deferred amount will have to be paid in each of December 2021 and December 2022. We began deferring the social security payroll tax match in April 2020.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Technology	$33,839	$24,699
Professional services	22,007	20,417
Total revenue	55,846	45,116
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)	10,825	7,906
Professional services(1)	16,513	16,162
Total cost of revenue, excluding depreciation and amortization	27,338	24,068
Operating expenses:
Sales and marketing(1)	15,651	13,487
Research and development(1)	14,345	13,088
General and administrative(1)(2)(3)	15,015	9,701
Depreciation and amortization	7,814	2,877
Total operating expenses	52,825	39,153
Loss from operations	(24,317)	(18,105)
Interest and other expense, net	(3,952)	(621)
Loss before income taxes	(28,269)	(18,726)
Income tax provision (benefit)	101	(1,236)
Net loss	$(28,370)	$(17,490)
__________________
(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2021	2020
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$374	$176
Professional services	1,435	816
Sales and marketing	4,818	3,182
Research and development	2,257	1,882
General and administrative	4,626	2,685
Total	$13,510	$8,741

(2)Includes acquisition transaction costs, as follows:

	Three Months Ended March 31,
	2021	2020
Acquisition transaction costs:	(in thousands)
General and administrative	$—	$875

(3)Includes the change in fair value of contingent consideration liability, as follows:

	Three Months Ended March 31,
	2021	2020
Change in fair value of contingent consideration liability:	(in thousands)
General and administrative	$2,156	$(359)

	Three Months Ended March 31,
	2021	2020
Revenue:
Technology	61%	55%
Professional services	39	45
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	19	18
Professional service	30	36
Total cost of revenue, excluding depreciation and amortization	49	54
Operating expenses
Sales and marketing	28	30
Research and development	26	29
General and administrative	27	22
Depreciation and amortization	14	6
Total operating expenses	95	87
Loss from operations	(44)	(41)
Interest and other expense, net	(7)	(1)
Loss before income taxes	(51)	(42)
Income tax provision (benefit)	—	(3)
Net loss	(51)%	(39)%

Discussion of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$33,839	$24,699	$9,140	37%
Professional services	22,007	20,417	1,590	8%
Total revenue	$55,846	$45,116	$10,730	24%
Percentage of revenue:
Technology	61%	55%
Professional services	39	45
Total	100%	100%

Total revenue was $55.8 million for the three months ended March 31, 2021, compared to $45.1 million for the three months ended March 31, 2020, an increase of $10.7 million, or 24%.

Technology revenue was $33.8 million, or 61% of total revenue, for the three months ended March 31, 2021, compared to $24.7 million, or 55% of total revenue, for the three months ended March 31, 2020. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $22.0 million, or 39% of total revenue, for the three months ended March 31, 2021, compared to $20.4 million, or 45% of total revenue, for the three months ended March 31, 2020. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, partially offset by lower professional services dollar-based retention relative to historical performance.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$10,825	$7,906	$2,919	37%
Professional services	16,513	16,162	351	2%
Total cost of revenue, excluding depreciation and amortization	$27,338	$24,068	$3,270	14%
Percentage of total revenue	49%	54%
Cost of technology revenue, excluding depreciation and amortization, was $10.8 million for the three months ended March 31, 2021, compared to $7.9 million for the three months ended March 31, 2020, an increase of $2.9 million, or 37%. The increase in cost of technology revenue was primarily due to $1.7 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers and an increase of $0.8 million in salary and related personnel costs from an increase in cloud services and support headcount.
Cost of professional services revenue was $16.5 million for the three months ended March 31, 2021, compared to $16.2 million for the three months ended March 31, 2020, an increase of $0.4 million, or 2%. This increase was primarily due to a $0.3 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $0.6 million, partially offset by a decrease in travel-related expenses of $0.6 million due to the impact of COVID-19 related travel restrictions.
Operating Expenses
Sales and marketing

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$15,651	$13,487	$2,164	16%
Percentage of total revenue	28%	30%

Sales and marketing expenses were $15.7 million for the three months ended March 31, 2021, compared to $13.5 million for the three months ended March 31, 2020, an increase of $2.2 million, or 16%. The increase was primarily due to a $1.6 million increase in stock-based compensation and a $1.2 million increase in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 acquisitions, partially offset by a decrease in travel-related expenses of $0.8 million due to the impact of COVID-19 related travel restrictions.

Sales and marketing expense as a percentage of total revenue decreased from 30% in the three months ended March 31, 2020 to 28% in the three months ended March 31, 2021.
Research and development

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$14,345	$13,088	$1,257	10%
Percentage of total revenue	26%	29%

Research and development expenses were $14.3 million for the three months ended March 31, 2021, compared to $13.1 million for the three months ended March 31, 2020, an increase of $1.3 million, or 10%. The increase was primarily due to an increase of $0.4 million in stock-based compensation and an increase of $0.7 million in salary and related personnel costs from additional development team headcount, including new team members added as part of our 2020 acquisitions.

Research and development expense as a percentage of revenue decreased from 29% in the three months ended March 31, 2020 to 26% in the three months ended March 31, 2021.

General and administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$15,015	$9,701	$5,314	55%
Percentage of total revenue	27%	22%

General and administrative expenses were $15.0 million for the three months ended March 31, 2021, compared to $9.7 million for the three months ended March 31, 2020, an increase of $5.3 million, or 55%. The increase was primarily due to increases of $2.5 million in change in fair value of contingent consideration liabilities, $1.9 million in stock-based compensation, and $1.1 million in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 acquisitions, partially offset by a decrease of $0.9 million in acquisition-related costs.

General and administrative expense as a percentage of revenue increased from 22% in the three months ended March 31, 2020 to 27% in the three months ended March 31, 2021.
Depreciation and amortization

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$7,814	$2,877	$4,937	172%
Percentage of total revenue	14%	6%

Depreciation and amortization expenses were $7.8 million for the three months ended March 31, 2021, compared to $2.9 million for the three months ended March 31, 2020, an increase of $4.9 million, or 172%. This increase was primarily due to the amortization of acquired intangible assets resulting from our 2020 business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 6% in the three months ended March 31, 2020 to 14% in the three months ended March 31, 2021.

Interest and other expense, net

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest income	$154	988	$(834)	(84)%
Interest expense	(4,130)	(1,604)	(2,526)	157%
Other income (expense)	24	(5)	29	(580)%
Total interest and other expense, net	$(3,952)	$(621)	$(3,331)	536%

Interest and other expense, net increased $3.3 million, or 536%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This change is primarily due to an increase in non-cash interest expense of $2.6 million from the amortization of debt issuance costs and discounts related to our Notes Offering that occurred in April 2020. There was also a decrease in interest income of $0.8 million due to lower market interest rates.

Income tax provision (benefit)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$101	$(1,236)	$1,337	n/m(1)
__________________
(1)Not meaningful.
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $1.2 million recorded for the three months ended March 31, 2020 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $1.3 million that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents, and short-term investments of $266.4 million, which were held for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our 2019 IPO, an our 2020 offering of convertible senior notes. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

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
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(3,143)	$(16,769)
Net cash provided by investing activities	37,376	50,146
Net cash provided by financing activities	6,446	9,587
Effect of exchange rate changes	(6)	(31)
Net increase in cash and cash equivalents	$40,673	$42,933

Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the three months ended March 31, 2021, net cash used in operating activities was $3.1 million, which included a net loss of $28.4 million. Non-cash adjustments primarily consisted of $7.8 million in depreciation and amortization of property, equipment, and intangible assets, $13.5 million in stock-based compensation, $2.2 million in change in fair value of contingent consideration liabilities, and $2.9 million in amortization of debt discount and issuance costs.
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
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2021 of $37.4 million was primarily due to $53.2 million provided from the sale and maturity of short-term investments, reduced by $8.6 million in purchases of short-term investments, and $6.4 million in purchases of property, equipment, and intangible assets.
Net cash provided by investing activities for the three months ended March 31, 2020 of $50.1 million was primarily due to $66.7 million provided from the sale and maturity of short-term investments, reduced by the net cash consideration used to acquire Able Health of $15.2 million, and $1.3 million in purchases of property, equipment, and intangible assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 of $6.4 million was primarily the result of $6.5 million in stock option exercise proceeds and $1.3 million in proceeds from our ESPP, reduced by the $1.4 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the three months ended March 31, 2020 of $9.6 million was primarily the result of $9.0 million in stock option exercise proceeds and $1.3 million in proceeds from our ESPP, reduced by $0.7 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2021. Refer to “Note 9—Convertible Senior Notes" and "Note 14—Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 25, 2021. See “Note 1—Description of Business and Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company's significant accounting policies.

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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $266.4 million as of March 31, 2021, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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

As of March 31, 2021, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity, or otherwise recognized in our condensed consolidated statement of operations, if an investment in an available-for-sale debt security is in a loss position and the loss is attributable to a decline in credit quality.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Additionally, the proper design and assessment of internal controls over financial reporting are subject to varying interpretations, and, as a result, application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and as common practices evolve. This could result in continuing uncertainty regarding the proper design and assessment of internal controls over financial reporting and higher costs necessitated by ongoing revisions to internal controls. We must continue to monitor and assess our internal control over financial reporting. If in the future we have any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, are unable to assert that our internal controls over financial reporting are effective, identify material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, during 2020 we acquired Able Health, Healthfinch, and Vitalware, all of which we are in the process of integrating with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our customers. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of customers. Further, on May 1, 2020, the Office of the National Coordinator and the Centers for Medicare and Medicaid Services finalized and published complementary new rules to support access, exchange, and use of electronic health information (EHI), referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule, and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces (APIs) to allow individuals to securely and easily access structured EHI using smartphone applications. The Final Rule also implements provisions of the 21st Century Cures Act requiring that patients be provided with electronic access to all of their EHI (structured and/or unstructured) at no cost.
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
•Health Information Privacy and Security Laws. There are numerous federal and state laws and regulations that govern the privacy and security of health information. In particular, the federal Health Insurance Portability and Accountability Act of 1992 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of PHI. By processing and maintaining PHI on behalf of our covered entity customers, we are a HIPAA business associate and are required to enter into business associate agreements (BAAs) with our covered entity clients to safeguard PHI, as well as BAAs with our subcontractors that access or otherwise process PHI on our behalf.
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
•General Data Protection Regulation (GDPR) and Foreign Data Privacy Protection Laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in the European Union (EU), the GDPR went into effect on May 25, 2018. If we or our vendors fail to comply with the applicable EU privacy laws, we could be subject to government enforcement actions and significant penalties against us. GDPR introduced new data protection requirements in the EU relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR.

In addition, the GDPR increases the scrutiny of transfers of personal data from the European Economic Area (EEA) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA.
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
Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations could create unexpected liabilities for us, cause us to incur additional costs, and/or restrict our operations. Reforming the healthcare industry has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes and policy goals. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations. By way of example, in March 2010, the Affordable Care Act (ACA) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted our industry and, to some degree, our business. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA in its entirety, although it is unclear when or how the Supreme Court will rule. We anticipate that new cost containment measures or other healthcare reforms will continue to be implemented at both the federal and state level, any of which could harm our business, financial condition and results of operations.
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
•Economic Sanctions and Export Controls. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from, and dealings with specified countries and territories, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, and other sanctioned persons, including narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our costs to comply with these requirements will increase as well. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our services, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. Further, our Solution incorporates encryption technology. This encryption technology may be exported from the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. Various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our Solution into those countries. Governmental regulation of encryption technology and of exports and imports of encryption products, or our failure to obtain required approval for our Solution, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the provision of our Solution, including with respect to new applications, may delay the introduction of our Solution in various markets or, in some cases, prevent the provision of our Solution to some countries altogether.
•Regulatory Certification. We must obtain certification from governmental agencies, such as the Agency for Healthcare Research and Quality to sell certain of our analytics applications and services in the United States. We cannot be certain that our Solution will continue to meet these standards. The failure to comply with these certification requirements could result in the loss of certification, which could restrict our Solution offerings and cause us to lose customers.
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
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes (the Notes) due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers (the Note Offering). We received net proceeds from the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year.

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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	May 6, 2021
Bryan Hunt	(Principal Financial Officer)