Form 10-Q
period 2021-06-30
Health Catalyst, Inc.
filed 2021-08-06
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, the Registrant had 46,602,775 shares of common stock outstanding.

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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,095	$91,954
Short-term investments	57,661	178,917
Accounts receivable, net(1)	46,971	48,296
Prepaid expenses and other assets	11,323	10,632
Total current assets	321,050	329,799
Property and equipment, net	20,198	12,863
Intangible assets, net	85,910	98,921
Operating lease right-of-use assets	23,450	24,729
Goodwill	107,822	107,822
Other assets	4,526	3,606
Total assets	$562,956	$577,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,259	$5,332
Accrued liabilities	13,979	16,510
Deferred revenue(1)	55,594	47,145
Operating lease liabilities	2,327	2,622
Contingent consideration liabilities	2,625	14,427
Acquisition-related consideration payable	—	2,000
Convertible senior notes, net	174,811	—
Total current liabilities	254,595	88,036
Convertible senior notes, net of current portion	—	168,994
Deferred revenue, net of current portion	894	1,878
Operating lease liabilities, net of current portion	22,504	23,669
Contingent consideration liabilities, net of current portion	6,827	16,837
Other liabilities	2,232	2,227
Total liabilities	287,052	301,641

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 45,611,225 and 43,376,848 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	46	43
Additional paid-in capital	1,065,680	1,001,645
Accumulated deficit	(789,854)	(725,650)
Accumulated other comprehensive income	32	61
Total stockholders’ equity	275,904	276,099
Total liabilities and stockholders’ equity	$562,956	$577,740
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue(1):
Technology	$35,529	$25,487	$69,368	$50,186
Professional services	24,098	17,772	46,105	38,189
Total revenue	59,627	43,259	115,473	88,375
Cost of revenue, excluding depreciation and amortization:
Technology	11,847	8,197	22,672	16,103
Professional services	18,206	14,932	34,719	31,094
Total cost of revenue, excluding depreciation and amortization	30,053	23,129	57,391	47,197
Operating expenses:
Sales and marketing	16,705	12,502	32,356	25,989
Research and development	14,524	12,061	28,869	25,149
General and administrative	22,525	8,113	37,540	17,814
Depreciation and amortization	8,139	3,094	15,953	5,971
Total operating expenses	61,893	35,770	114,718	74,923
Loss from operations	(32,319)	(15,640)	(56,636)	(33,745)
Loss on extinguishment of debt	—	(8,514)	—	(8,514)
Interest and other expense, net	(3,707)	(3,025)	(7,659)	(3,646)
Loss before income taxes	(36,026)	(27,179)	(64,295)	(45,905)
Income tax provision (benefit)	(192)	4	(91)	(1,232)
Net loss	$(35,834)	$(27,183)	$(64,204)	$(44,673)
Net loss per share, basic and diluted	$(0.80)	$(0.71)	$(1.45)	$(1.19)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	44,886	38,131	44,381	37,620

__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(35,834)	$(27,183)	$(64,204)	$(44,673)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	4	113	15	110
Change in foreign currency translation adjustment	(3)	23	(44)	(7)
Comprehensive loss	$(35,833)	$(27,047)	$(64,233)	$(44,570)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	—	$—	44,340,036	$44	$1,022,781	$(754,020)	$31	$268,836
Vesting of restricted stock units and restricted shares	—	—	216,787	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	70,239	—	2,609	—	—	2,609
Exercise of stock options	—	—	674,705	1	7,587	—	—	7,588
Stock-based compensation	—	—	—	—	17,831	—	—	17,831
Issuance of common stock for settlement of contingent consideration	—	—	309,458	—	14,872	—	—	14,872
Net loss	—	—	—	—	—	(35,834)	—	(35,834)
Other comprehensive income	—	—	—	—	—	—	1	1
Balance as of June 30, 2021	—	$—	45,611,225	$46	$1,065,680	$(789,854)	$32	$275,904

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	—	$—	37,838,276	$38	$832,167	$(628,123)	$39	$204,121
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls related to issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under employee stock purchase plan	—	—	97,113	—	2,408	—	—	2,408
Vesting of restricted stock units	—	—	74,692	—	—	—	—	—
Exercise of stock options	—	—	719,581	1	5,963	—	—	5,964
Stock-based compensation	—	—	—	—	9,046	—	—	9,046
Net loss	—	—	—	—	—	(27,183)	—	(27,183)
Other comprehensive income	—	—	—	—	—	—	136	136
Balance as of June 30, 2020	—	$—	38,729,662	$39	$889,054	$(655,306)	$175	$233,962
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of Balance as of December 31, 2020	—	$—	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Vesting of restricted stock units and restricted shares	—	—	620,758	1	–	–	–	1
Issuance of common stock under employee stock purchase plan	—	—	70,239	–	2,609	–	–	2,609
Exercise of stock options	—	—	1,212,594	2	14,074	–	–	14,076
Stock-based compensation	—	—	–	–	31,471	–	–	31,471
Issuance of common stock for settlement of contingent consideration	—	—	330,786	–	15,881	–	–	15,881
Net loss	—	—	–	–	–	(64,204)	–	(64,204)
Other comprehensive loss	—	—	–	–	–	–	(29)	(29)
Balance as of Balance as of June 30, 2021	—	$—	45,611,225	$46	$1,065,680	$(789,854)	$32	$275,904

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Impact of adopting the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Issuance of common stock for acquisition consideration	—	—	110,662	—	3,332	—	—	3,332
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls related to issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under employee stock purchase plan	—	—	97,113	—	2,408	—	—	2,408
Vesting of restricted stock units	—	—	74,692	—	—	—	—	—
Exercise of stock options	—	—	1,768,341	2	15,008	—	—	15,010
Stock-based compensation	—	—	—	—	17,787	—	—	17,787
Net loss	—	—	—	—	—	(44,673)	—	(44,673)
Other comprehensive income	—	—	—	—	—	—	103	103
Balance as of June 30, 2020	—	$—	38,729,662	$39	$889,054	$(655,306)	$175	$233,962
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(64,204)	$(44,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,953	5,971
Loss on extinguishment of debt	—	8,514
Amortization of debt discount and issuance costs	5,817	2,540
Non-cash operating lease expense	1,926	1,569
Investment discount and premium amortization	569	267
Provision for expected credit losses	398	836
Stock-based compensation expense	31,237	17,787
Deferred tax provision (benefit)	4	(1,280)
Change in fair value of contingent consideration liabilities	9,064	(1,568)
Payment of acquisition-related contingent consideration	(11,025)	—
Other	(25)	71
Change in operating assets and liabilities:
Accounts receivable, net	927	(7,179)
Deferred costs	—	482
Prepaid expenses and other assets	(1,548)	(2,493)
Accounts payable, accrued liabilities, and other liabilities	(2,439)	(1,056)
Deferred revenue	7,465	4,475
Operating lease liabilities	(2,107)	(1,783)
Net cash used in operating activities	(7,988)	(17,520)

Cash flows from investing activities
Purchases of property and equipment	(8,138)	(789)
Capitalization of internal-use software	(1,912)	(278)
Proceeds from the sale of property and equipment	12	10
Purchase of short-term investments	(53,686)	(163,346)
Proceeds from the sale and maturity of short-term investments	174,293	124,150
Purchase of intangible assets	(770)	(1,182)
Acquisition of business, net of cash acquired	—	(15,249)
Net cash provided by (used in) investing activities	109,799	(56,684)

Cash flows from financing activities
Proceeds from convertible senior notes, net of issuance costs	—	222,482
Purchase of capped calls related to issuance of convertible senior notes	—	(21,743)
Proceeds from exercise of stock options	14,076	15,010
Proceeds from employee stock purchase plan	2,619	2,408
Repayment of credit facilities	—	(57,043)
Payments of acquisition-related consideration	(5,360)	(748)
Net cash provided by financing activities	11,335	160,366
Effect of exchange rate changes on cash and cash equivalents	(5)	(9)
Net increase in cash and cash equivalents	113,141	86,153

Cash and cash equivalents at beginning of period	91,954	18,032
Cash and cash equivalents at end of period	$205,095	$104,185

Supplemental disclosures of non-cash investing and financing information
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,149	$207
Common stock issued for settlement of contingent consideration	15,881	—
Common stock issued in connection with acquisitions	—	3,332
Stock-based compensation capitalized as internal-use software	234	—
Purchase of intangible assets included in accounts payable and accrued liabilities	1,075	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	13,037

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
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of June 30, 2021, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, our interim condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. Our condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of June 30, 2021 and December 31, 2020, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $1.2 million and $1.6 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of June 30, 2021 and December 31, 2020, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $56.5 million and $49.0 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred Costs
We capitalize sales commissions and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of June 30, 2021 and December 31, 2020, $1.0 million and $0.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and were included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the remaining $2.6 million and $1.4 million, respectively, of deferred contract acquisition costs were included in non-current other assets.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts, and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of June 30, 2021 and December 31, 2020, $0.6 million and $0.5 million, respectively, of deferred fulfillment costs were included in prepaid expenses and other assets on the condensed consolidated balance sheets. Amortization of deferred fulfillment costs is included within cost of revenue in the condensed consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for credit losses based on the probability of future collections. Our allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the ongoing COVID-19 pandemic, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

Allowance for Credit Losses on Accounts Receivable
(unaudited)
Balance at January 1, 2021	$1,200
Current period provision for expected credit losses	398
Less: Write-offs, net of recoveries	(98)
Balance at June 30, 2021	$1,500

Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	2-3 years
Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of lease term or estimated useful life
Computer software	2-5 years
Capitalized internal-use software costs	2-3 years
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the three and six months ended June 30, 2021 and 2020.

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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and six months ended June 30, 2021 and 2020.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We expensed $1.2 million and $0.4 million of transaction costs associated with business combinations during the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations.
Contingent consideration liabilities
Our acquisition consideration in business combinations may include an estimate for contingent consideration that will be paid if certain earn-out performance targets are met. The resulting contingent consideration liabilities are categorized as a Level 3 fair value measurement because we estimate projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios based on billings and revenue-related earn-out targets. Changes to the unobservable inputs could have a material impact on our condensed consolidated financial statements. We generally value the expected contingent consideration and the corresponding liabilities using a probability model such as the Monte Carlo method based on estimates of potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period.
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
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For awards subject to performance conditions, we record expense when the performance condition becomes probable. Each reporting period, we evaluate the probability of achieving the performance criteria, estimate the number of shares that are expected to vest, and adjust the related compensation expense accordingly.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The carrying value of acquisition-related consideration payable and operating lease liabilities approximate fair value based on interest rates available for debt with similar terms at June 30, 2021 and December 31, 2020. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
Recent accounting pronouncements not yet adopted
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard also simplifies the diluted net income per share calculation, including a requirement to apply the if-converted method when calculating the potentially dilutive impact of convertible instruments. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021 and we intend to adopt this standard using the modified retrospective method during the first quarter of 2022. Among other potential impacts, the adoption of this standard is expected to reduce our reported interest expense and result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities as it relates to our convertible senior notes. We are currently evaluating the full impact this standard will have on our consolidated financial statements and related disclosures.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers results for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, with an initial fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware. The earn-out contingent consideration liability was settled during the three months ended June 30, 2021 for cash consideration of $15.0 million and the issuance of 309,458 shares of our common stock.
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

3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Recurring technology	$35,529	$25,487	$69,096	$50,186
One-time technology (i.e., perpetual license)	—	—	272	—
Professional services	24,098	17,772	46,105	38,189
Total revenue	$59,627	$43,259	$115,473	$88,375
Revenue related to contracts with customers located in the United States was 99.1% and 99.9% for the three months ended June 30, 2021 and 2020, respectively, and 99.5% and 99.9% for the six months ended June 30, 2021 and 2020, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Technology	$107,040	$107,040
Professional services	782	782
Total goodwill	$107,822	$107,822

As of June 30, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$69,729	$(32,058)	$37,671
Customer relationships and contracts	57,764	(13,557)	44,207
Computer software licenses	8,352	(5,474)	2,878
Trademarks	1,700	(546)	1,154
Total intangible assets	$137,545	$(51,635)	$85,910

As of December 31, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$69,729	$(25,293)	$44,436
Customer relationships and contracts	57,764	(7,482)	50,282
Computer software licenses	7,359	(4,615)	2,744
Trademarks	1,700	(241)	1,459
Total intangible assets	$136,552	$(37,631)	$98,921

Amortization expense of acquired intangible assets was $7.0 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $14.1 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Computer equipment	$10,018	$8,576
Leasehold improvements	11,238	8,089
Furniture and fixtures	3,612	1,734
Capitalized internal-use software costs	5,635	3,489
Computer software	212	947
Capital lease equipment	37	37
Total property and equipment	30,752	22,872
Less: accumulated depreciation	(10,554)	(10,009)
Property and equipment, net	$20,198	$12,863
Our long-lived assets are located in the United States. Depreciation expense totaled $1.1 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $1.1 million and $0.2 million of internal-use software costs for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. We incurred $0.5 million and $0.2 million of capitalized internal-use software cost amortization expense for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively .

6. Short-term Investments
Our investments consist of highly-rated instruments that mature in less than 12 months. We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and six months ended June 30, 2021 and 2020. We measure the fair value of investments on a recurring basis.
Accrued interest receivables related to our available-for-sale securities of $0.1 million and $0.5 million as of June 30, 2021 and December 31, 2020 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of June 30, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$197,286	$—	$—	$197,286	$197,286	$—
U.S. Treasury notes	—	—	—	—	—	—
Commercial paper	50,042	—	—	50,042	—	50,042
Corporate bonds	7,621	—	(2)	7,619	—	7,619
Total	$254,949	$—	$(2)	$254,947	$197,286	$57,661

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

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2021 and December 31, 2020, there were no material unrealized losses due to credit-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$197,286	$—	$—	$197,286
U.S. Treasury notes	—	—	—	—
Commercial paper	—	50,042	—	50,042
Corporate bonds	—	7,619	—	7,619
Contingent consideration liabilities	—	—	(9,452)	(9,452)
Total	$197,286	$57,661	$(9,452)	$245,495
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$79,387	$—	$—	$79,387
U.S. Treasury notes	59,389	—	—	59,389
Commercial paper	—	68,018	—	68,018
Corporate bonds	—	48,501	—	48,501
Asset-backed securities	—	3,009	—	3,009
Contingent consideration liabilities	—	—	(31,264)	(31,264)
Total	$138,776	$119,528	$(31,264)	$227,040
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2021 and 2020.
Convertible Senior Notes
As of June 30, 2021, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $441.5 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Level 3 fair value measurements
We generally value the expected contingent consideration and corresponding liabilities using the Monte Carlo valuation method based on estimates of potential pay-out scenarios. The resulting contingent consideration liabilities are categorized as Level 3 fair value measurements and are re-measured as of each reporting period. The Healthfinch acquisition consideration includes an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ends on July 31, 2021. The Healthfinch contingent consideration will be paid in a combination of cash and shares of our common stock in the same proportion as the initial acquisition consideration. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liability is approximately $9.5 million based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned and our common stock price as of June 30, 2021.
The Vitalware acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021. The Vitalware earn-out contingent consideration liability was settled during the three months ended June 30, 2021 for cash consideration of $15.0 million and the issuance of 309,458 shares of our common stock.

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

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2020	$31,264
Settlement of contingent consideration	(30,876)
Change in fair value of contingent consideration liabilities	9,064
Balance as of June 30, 2021	$9,452

8. Accrued liabilities
As of June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Accrued compensation and benefit expenses	$7,682	$9,838
Other accrued liabilities	6,297	6,672
Total accrued liabilities	$13,979	$16,510

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For at least twenty trading days during the period of thirty consecutive trading days ended June 30, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. As a result, the Notes are convertible at the option of the holders during the fiscal quarter ending September 30, 2021 and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2021.
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
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Contractual interest expense	$1,438	$1,198	$2,875	$1,198
Amortization of debt issuance costs and discount	2,947	2,211	5,817	2,211
Total	$4,385	$3,409	$8,692	$3,409
The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2021
(unaudited)
Principal	$230,000
Less: Unamortized debt discount	(50,876)
Less: Unamortized issuance costs	(4,313)
Net carrying amount	$174,811
The net carrying value of the equity component of the Notes was as follows (in thousands):

June 30, 2021
(unaudited)
Proceeds allocated to the conversion option (debt discount)	$63,270
Less: Issuance costs	(2,057)
Net carrying amount	$61,213

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Based on the closing price of our common stock of $55.51 on June 30, 2021, the if-converted value of the Notes was $187.2 million more than their respective principal amount.

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
We used approximately $21.7 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and will not be accounted for as derivatives. The cost incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets.

10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2021 and December 31, 2020, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 45,687,722 and 43,709,237 shares were legally issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. The shares legally issued and outstanding as of June 30, 2021 and December 31, 2020 included 76,497 shares and 332,389 shares, respectively, issued pursuant to the Able Health and Vitalware acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2021.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Numerator:
Net loss	$(35,834)	$(27,183)	$(64,204)	$(44,673)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic and diluted	44,886,489	38,130,932	44,381,196	37,619,965
Net loss per share, basic and diluted	$(0.80)	$(0.71)	$(1.45)	$(1.19)

During the three and six months ended June 30, 2021 and 2020, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, restricted shares, shares issuable as acquisition-related contingent consideration, and purchase rights committed or shares issued under our employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The following table contains share totals with a potentially dilutive impact:

	As of June 30,
	2021	2020
	(unaudited)
Common stock options	2,660,759	5,882,786
Restricted stock units	2,813,051	2,104,713
Performance-based restricted stock units	318,737	—
Shares related to convertible senior notes	3,198,928	—
Shares issuable as acquisition-related contingent consideration	93,100	—
Restricted shares	76,497	179,392
Total potentially dilutive securities	9,161,072	8,166,891
The conversion spread has a potentially dilutive impact when the average market price of our common stock for a given period exceeds $30.60 per share. The shares related to the Notes in the table above are calculated based on the average market price of our common stock for the three months ended June 30, 2021. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.
The shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the estimated amount of shares that would be issuable if the contingent consideration liability from the acquisition of Healthfinch was to be settled as of June 30, 2021.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of June 30, 2021 and December 31, 2020, there were 15,294,920 and 13,109,459 shares authorized for grant, respectively, and 3,030,206 and 2,481,818 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the Stock Incentive Plan). All options were granted with an exercise price determined by the board of directors that was equal to the estimated fair value of our common stock at the date of grant, based on the information known on the date of grant. Subject to certain exceptions defined in the Stock Incentive Plan related to an employee’s termination, options generally expire on the tenth anniversary of the applicable grant date. The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. The measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, in the same period and in the same manner as though we had paid cash for the services, which is typically the vesting period of the respective award.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Options	$1,721	$1,934	$3,115	$4,476
Restricted stock units	10,460	5,293	18,462	10,410
Performance-based restricted stock units	3,519	—	4,848	—
Employee stock purchase plan	393	476	810	968
Restricted shares	1,634	1,343	4,002	1,933
Total stock-based compensation	$17,727	$9,046	$31,237	$17,787

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenue	$2,856	$1,093	$4,665	$2,085
Sales and marketing	5,932	3,309	10,750	6,491
Research and development	2,676	2,080	4,933	3,962
General and administrative	6,263	2,564	10,889	5,249
Total stock-based compensation	$17,727	$9,046	$31,237	$17,787

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock Options
There were no stock options granted during the six months ended June 30, 2021 or 2020. A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2021, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2021	3,892,936	$11.58
Options exercised	(1,212,594)	11.61
Options cancelled/forfeited	(19,583)	12.21
Outstanding at June 30, 2021	2,660,759	$11.56	6.5	$116,948,722
Vested and expected to vest as of June 30, 2021	2,660,759	$11.56	6.5	$116,948,722
Vested and exercisable as of June 30, 2021	1,318,680	$10.46	5.7	$59,407,836
The aggregate intrinsic value of stock options exercised was $47.2 million for the six months ended June 30, 2021. The total grant-date fair value of stock options vested during the six months ended June 30, 2021 was $3.5 million. As of June 30, 2021, approximately $4.9 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 1.2 years.
Restricted Stock Units (RSUs)
The service-based condition for RSUs is generally satisfied over four years with a 25% cliff vesting period of one year and ratable quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2021	1,839,998	$34.17
RSUs granted	1,436,045	50.14
RSUs vested	(364,866)	33.26
RSUs forfeited	(98,126)	38.38
Unvested and outstanding at June 30, 2021	2,813,051	$42.29
As of June 30, 2021, we had $107.3 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a remaining weighted-average period of 3.0 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Performance-Based Restricted Stock Units (PRSUs)
During the six months ended June 30, 2021, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2021, and if the individual employee continues to provide services through the vesting date of March 1, 2022. The number of PRSUs that will ultimately vest from the 2021 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2021 against the pre-established targets. We also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares will vest on March 1, 2022, and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the six months ended June 30, 2021:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2021	—	$—
PRSUs granted	331,439	49.93
PRSUs forfeited	(12,702)	49.77
Unvested and outstanding at June 30, 2021	318,737	$49.94

As of June 30, 2021, we had $9.0 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.8 years.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Expected volatility	40.4%	54.9%
Expected term (in months)	6	6
Risk-free interest rate	0.1%	1.6%
Expected dividends	—	—
During the six months ended June 30, 2021, we issued 70,239 shares under the ESPP, with a weighted-average purchase price per share of $37.00. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2021 were $2.6 million. As of June 30, 2021, 1,175,413 shares are available for future issuance under the ESPP.
Restricted Shares
As part of the Able Health acquisition that closed on February 21, 2020, 179,392 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares were subject to one year of continuous service by the applicable team members and vested fully during the six months ended June 30, 2021 on the one-year anniversary of the acquisition closing date.
As part of the Vitalware acquisition that closed on September 1, 2020, 203,997 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. 75% of these restricted shares will vest on a monthly basis over a term of approximately one year with the remaining 25% vesting on the one-year anniversary of the acquisition closing date. As of June 30, 2021, 127,500 of these restricted shares had vested. As of June 30, 2021, we had $1.1 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.2 years.

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
Our estimated effective tax rate was 0.5% and 0.0% for the three months ended June 30, 2021 and 2020, respectively, and 0.1% and 2.7% for the six months ended June 30, 2021 and 2020, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2021 and December 31, 2020, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
As we have a full valuation allowance on net deferred tax assets, our income tax provision for the six months ended June 30, 2021 consists primarily of minimal state and foreign income taxes. The income tax benefit of $1.2 million recorded for the six months ended June 30, 2020, is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $1.3 million that had previously been offset by a valuation allowance.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. As of June 30, 2021 and December 31, 2020, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended June 30, 2021 and 2020, 45% and 43%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2021 and 2020, 29% and 19%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $81.3 million of revenue on unsatisfied performance obligations as of June 30, 2021. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
16. Related Parties
In the past, we have entered into arrangements with a customer, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the customer’s management was a member of our board of directors. This former director served on our board from January 2018 to May 2021. He also resigned from his executive position with our customer on March 31, 2021. As such, we no longer consider this customer to be a related party as of and for the three months ended June 30, 2021.
We recognized revenue from this former related party of $0.9 million for the three months ended March 31, 2021 and $0.4 million and $1.1 million for the three and six months ended June 30, 2020, respectively. As of December 31, 2020, we had receivables of $0.6 million and deferred revenue of $0.7 million with this former related party.
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
Segment revenue and Adjusted Gross Profit for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue
Technology	$35,529	$25,487	$69,368	$50,186
Professional Services	24,098	17,772	46,105	38,189
Total	$59,627	$43,259	$115,473	$88,375

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$24,256	$17,493	$47,644	$34,462
Professional Services	8,174	3,730	15,103	8,801
Total reportable segments Adjusted Gross Profit	32,430	21,223	62,747	43,263
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,856)	(1,093)	(4,665)	(2,085)
Less other reconciling items:
Sales and marketing	(16,705)	(12,502)	(32,356)	(25,989)
Research and development	(14,524)	(12,061)	(28,869)	(25,149)
General and administrative	(22,525)	(8,113)	(37,540)	(17,814)
Depreciation and amortization	(8,139)	(3,094)	(15,953)	(5,971)
Debt extinguishment costs	—	(8,514)	—	(8,514)
Interest and other expense, net	(3,707)	(3,025)	(7,659)	(3,646)
Loss before income taxes	$(36,026)	$(27,179)	$(64,295)	$(45,905)

18. Subsequent Events
Twistle, Inc. Acquisition
On July 1, 2021, we completed a business combination by acquiring Twistle Inc. (Twistle), an Albuquerque, New Mexico-based healthcare patient engagement SaaS technology company that automates patient-centered, HIPAA-compliant communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare and life science organizations.
We acquired all of the equity interests in Twistle for preliminary consideration of approximately $104.5 million, consisting of $57.5 million in cash and 830,704 shares of our common stock issued on the closing date at $56.60 per share. The final purchase price consideration will also include an estimate for contingent consideration based on certain revenue-related earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022. The fair value estimate of contingent consideration is in the early stages of analysis. The purchase price is also subject to certain post-closing purchase price adjustments, including working capital adjustments, which are expected to be finalized during the third quarter of 2021.
Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarterly period ending September 30, 2021.

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
Highlights from the three and six months ended June 30, 2021 included:
•We recognized total revenue of $59.6 million and $43.3 million for the three months ended June 30, 2021 and 2020, respectively, and $115.5 million and $88.4 million for the six months ended June 30, 2021 and 2020, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recently acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(35.8) million and $(27.2) million for the three months ended June 30, 2021 and 2020, respectively, and $(64.2) million and $(44.7) million for the six months ended June 30, 2021 and 2020, respectively.
•Our Adjusted EBITDA was $1.7 million and $(4.2) million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $(10.2) million for the six months ended June 30, 2021 and 2020, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
The COVID-19 pandemic and the related adverse public health developments, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. The ongoing COVID-19 surge, especially in light of the Delta variant, coupled alongside vaccine rollout logistics, likely indicate that our country and national healthcare system will be under some amount of continued operational and budgetary strain over the coming months. Nevertheless, we continue to be encouraged as we witness meaningful evidence that the healthcare provider ecosystem is significantly better equipped and prepared to respond to the ongoing pandemic, including through its treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization. Lastly, we are encouraged by the ongoing progress of the vaccine rollout efforts.
We are fortunate to have a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the three and six months ended June 30, 2021 and year ended December 31, 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our DOS subscription customers whose contracts typically have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has increased meaningfully. Additionally, we have seen usage of our COVID-19-specific products shift from those focused on COVID-19 preparedness to those focused on financial recovery and planning analytics in areas such as elective procedures, ambulatory care, revenue cycle, and vaccine distribution and delivery. Given these factors, we saw minimal impact on our technology dollar-based retention in 2020 as a result of COVID-19 and would anticipate similar dynamics moving forward.
We have and continue to plan to offset any negative revenue impact caused by COVID-19 through cost containment efforts. However, in our response to the COVID-19 pandemic, we remain centrally committed to our more than 1,000 team members, ensuring they stay at the center of the Health Catalyst Flywheel. As such, any cost containment efforts implemented will have a bias towards non-headcount related items.
As we get through the COVID-19 pandemic and healthcare organizations' operations begin to normalize, we continue to be optimistic that the pandemic will serve as an overall medium-to-long term tailwind in the industry’s adoption of data and analytics. At the health system level, we are seeing meaningful evidence that COVID-19 is highlighting the need for a commercial-grade data and analytics solution to replace patchwork homegrown systems. Likewise, we have seen current and prospective customer interest in areas including revenue and cost optimization analytics and value-based care analytics, for which we think our technology and professional services offerings are well suited.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$59,627	$43,259	$115,473	$88,375
Adjusted Technology Gross Profit	$24,256	$17,493	$47,644	$34,462
Adjusted Technology Gross Margin	68%	69%	69%	69%
Adjusted Professional Services Gross Profit	$8,174	$3,730	$15,103	$8,801
Adjusted Professional Services Gross Margin	34%	21%	33%	23%
Total Adjusted Gross Profit	$32,430	$21,223	$62,747	$43,263
Total Adjusted Gross Margin	54%	49%	54%	49%
Adjusted EBITDA	$1,661	$(4,188)	$824	$(10,159)
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
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$35,529	$24,098	$59,627
Cost of revenue, excluding depreciation and amortization	(11,847)	(18,206)	(30,053)
Gross profit, excluding depreciation and amortization	23,682	5,892	29,574
Add:
Stock-based compensation	574	2,282	2,856
Adjusted Gross Profit	$24,256	$8,174	$32,430
Gross margin, excluding depreciation and amortization	67%	24%	50%
Adjusted Gross Margin	68%	34%	54%

	Three Months Ended June 30, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$25,487	$17,772	$43,259
Cost of revenue, excluding depreciation and amortization	(8,197)	(14,932)	(23,129)
Gross profit, excluding depreciation and amortization	17,290	2,840	20,130
Add:
Stock-based compensation	203	890	1,093
Adjusted Gross Profit	$17,493	$3,730	$21,223
Gross margin, excluding depreciation and amortization	68%	16%	47%
Adjusted Gross Margin	69%	21%	49%

Adjusted Technology Gross Margin decreased slightly from 69% for the three months ended June 30, 2020 to 68% for the three months ended June 30, 2021. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure, where we incur additional hosting costs.

Adjusted Professional Services Gross Margin increased from 21% for the three months ended June 30, 2020 to 34% for the three months ended June 30, 2021, due primarily to the impact of prior year professional services discounts provided to support our customers through the financial strain they experienced related to COVID-19, higher non-recurring and project-based revenue than expected, a change in the mix of professional services we provided, and higher utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate on a quarterly basis and will likely decline in the near term due to expected changes in the mix of services we provide and the amount of operational overhead required to deliver our services, and anticipated normalization in utilization rates.
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30, 2021
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$69,368	$46,105	$115,473
Cost of revenue, excluding depreciation and amortization	(22,672)	(34,719)	(57,391)
Gross profit, excluding depreciation and amortization	46,696	11,386	58,082
Add:
Stock-based compensation	948	3,717	4,665
Adjusted Gross Profit	$47,644	$15,103	$62,747
Gross margin, excluding depreciation and amortization	67%	25%	50%
Adjusted Gross Margin	69%	33%	54%

	Six Months Ended June 30, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$50,186	$38,189	$88,375
Cost of revenue, excluding depreciation and amortization	(16,103)	(31,094)	(47,197)
Gross profit, excluding depreciation and amortization	34,083	7,095	41,178
Add:
Stock-based compensation	379	1,706	2,085
Adjusted Gross Profit	$34,462	$8,801	$43,263
Gross margin, excluding depreciation and amortization	68%	19%	47%
Adjusted Gross Margin	69%	23%	49%
Adjusted Technology Gross Margin remained consistent at 69% for the six months ended June 30, 2021 and 2020. Adjusted Professional Services Gross Margin increased from 23% for the six months ended June 30, 2020 to 33% for the six months ended June 30, 2021, due primarily to the impact of prior year professional services discounts provided to support our customers through the financial strain they experienced related to COVID-19, higher non-recurring and project-based revenue than expected, a change in the mix of professional services we provided, and higher utilization rates.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, net, and duplicate headquarters rent expense. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(35,834)	$(27,183)	$(64,204)	$(44,673)
Add:
Interest and other expense, net	3,707	3,025	7,659	3,646
Loss on extinguishment of debt	—	8,514	—	8,514
Income tax provision (benefit)	(192)	4	(91)	(1,232)
Depreciation and amortization	8,139	3,094	15,953	5,971
Stock-based compensation	17,727	9,046	31,237	17,787
Acquisition-related costs, net(1)	8,114	(813)	10,270	(297)
Duplicate headquarters rent expense(2)	—	125	—	125
Adjusted EBITDA	$1,661	$(4,188)	$824	$(10,159)
__________________
(1)Acquisition-related costs, net includes legal, due diligence, accounting, and consulting fees incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details refer to Note 2 in our condensed consolidated financial statements.
(2)Duplicate rent expense during the transition for our corporate headquarters relocation.

Adjusted EBITDA increased from $(4.2) million and $(10.2) million during the three and six months ended June 30, 2020, respectively, to $1.7 million and $0.8 million during the three and six months ended June 30, 2021, respectively. The improvements were largely driven by our total revenue growth and improved Adjusted Gross Margin described elsewhere, the timing and seasonality of non-headcount expenses, as well as our additional cost containment efforts. We expect Adjusted EBITDA to decline in the near term, primarily due to the factors previously described impacting total revenue and Adjusted Gross Margin as well as the seasonality of our operating expenses, including our annual Healthcare Analytics Summit in September, an expected increase in travel-related expenses, and the impact of acquiring Twistle, which we expect to generate Adjusted EBITDA losses during the second half of 2021.

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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including the Medicity acquisition in June 2018, the Able Health acquisition in February 2020, the Healthfinch acquisition in July 2020, the Vitalware acquisition in September 2020, and the recently closed Twistle acquisition in July 2021. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Customers, thus impacting our overall growth rate. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful related to the recent acquisitions, this could offset revenue declines from Medicity customers. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near-term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the six months ended June 30, 2021, our technology revenue and professional services revenue represented 60% and 40% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information.

•Transitions to Microsoft Azure as DOS hosting provider. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We also operate a private data center where we host DOS for certain customers and we maintain a small number of customers that have deployed DOS on-premise. We are in the process of transitioning customers we host in our private data center and who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides customers with more advanced DOS product functionality and a more seamless customer experience; however, hosting customers in Azure is more costly to us than our private data center on a per-customer basis. This transition will result in higher cost of technology revenue and a reduced Adjusted Technology Gross Margin.

Recent Acquisitions
Twistle, Inc.
On July 1, 2021, we acquired Twistle Inc. (Twistle), a healthcare patient engagement SaaS technology company that automates patient-centered, HIPAA-compliant communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare and life science organizations. The preliminary acquisition consideration transferred was approximately $104.5 million, consisting of $57.5 million in cash and 830,704 shares of our common stock issued on the closing date at $56.60 per share. The final purchase price consideration will also include an estimate for contingent consideration based on certain revenue-related earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarterly period ending September 30, 2021.
Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers analytics for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, which had an initial estimated fair value of $8.3 million. The earn-out contingent consideration liability was settled during the three months ended June 30, 2021 for cash consideration of $15.0 million and the issuance of 309,458 shares of our common stock.
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

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2021 and 2020, technology represented 60% and 59% of total revenue, respectively, and professional services represented 40% and 41%, of total revenue, respectively. For the six months ended June 30, 2021 and 2020, technology represented 60% and 57% of total revenue, respectively, and professional services represented 40% and 43%, of total revenue, respectively.
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
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition customers to third-party hosted data centers with Microsoft Azure, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to Microsoft Azure.
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
We expect that research and development expenses will increase in absolute dollars in future periods, but decrease as a percentage of our revenue over the long term. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense partially offset by income from our investment holdings. Interest expense in the current year is primarily attributable to the Notes and in prior years was primarily attributable to our now extinguished term loan and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements. The adoption of ASU 2020-06 during the first quarter of 2022 is expected to reduce our reported interest expense as it relates to our convertible senior notes.
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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Technology	$35,529	$25,487	$69,368	$50,186
Professional services	24,098	17,772	46,105	38,189
Total revenue	59,627	43,259	115,473	88,375
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)	11,847	8,197	22,672	16,103
Professional services(1)	18,206	14,932	34,719	31,094
Total cost of revenue, excluding depreciation and amortization	30,053	23,129	57,391	47,197
Operating expenses:
Sales and marketing(1)	16,705	12,502	32,356	25,989
Research and development(1)	14,524	12,061	28,869	25,149
General and administrative(1)(2)(3)	22,525	8,113	37,540	17,814
Depreciation and amortization	8,139	3,094	15,953	5,971
Total operating expenses	61,893	35,770	114,718	74,923
Loss from operations	(32,319)	(15,640)	(56,636)	(33,745)
Loss on extinguishment of debt	—	(8,514)	—	(8,514)
Interest and other expense, net	(3,707)	(3,025)	(7,659)	(3,646)
Loss before income taxes	(36,026)	(27,179)	(64,295)	(45,905)
Income tax provision (benefit)	(192)	4	(91)	(1,232)
Net loss	$(35,834)	$(27,183)	$(64,204)	$(44,673)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$574	$203	$948	$379
Professional services	2,282	890	3,717	1,706
Sales and marketing	5,932	3,309	10,750	6,491
Research and development	2,676	2,080	4,933	3,962
General and administrative	6,263	2,564	10,889	5,249
Total	$17,727	$9,046	$31,237	$17,787

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquisition-related costs, net:	(in thousands)		(in thousands)
General and administrative	$8,114	$(813)	$10,270	$(297)
(3)Includes duplicate headquarters rent expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Duplicate rent expense	(in thousands)		(in thousands)
General and administrative	$—	$125	$—	$125

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Technology	60%	59%	60%	57%
Professional services	40	41	40	43
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	19	20	18
Professional service	30	34	30	35
Total cost of revenue, excluding depreciation and amortization	50	53	50	53
Operating expenses
Sales and marketing	28	29	28	29
Research and development	24	28	25	29
General and administrative	38	19	32	20
Depreciation and amortization	14	7	14	7
Total operating expenses	104	83	99	85
Loss from operations	(54)	(36)	(49)	(38)
Loss on extinguishment of debt	—	(20)	—	(10)
Interest and other expense, net	(6)	(7)	(7)	(4)
Loss before income taxes	(60)	(63)	(56)	(52)
Income tax provision (benefit)	—	—	—	(1)
Net loss	(60)%	(63)%	(56)%	(51)%

Discussion of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$35,529	$25,487	$10,042	39%
Professional services	24,098	17,772	6,326	36%
Total revenue	$59,627	$43,259	$16,368	38%
Percentage of revenue:
Technology	60%	59%
Professional services	40	41
Total	100%	100%

Total revenue was $59.6 million for the three months ended June 30, 2021, compared to $43.3 million for the three months ended June 30, 2020, an increase of $16.4 million, or 38%.
Technology revenue was $35.5 million, or 60% of total revenue, for the three months ended June 30, 2021, compared to $25.5 million, or 59% of total revenue, for the three months ended June 30, 2020. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $24.1 million, or 40% of total revenue, for the three months ended June 30, 2021, compared to $17.8 million, or 41% of total revenue, for the three months ended June 30, 2020. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, including higher than expected non-recurring and project-based services, partially offset by lower professional services dollar-based retention relative to historical performance. Additionally, in the prior year we provided professional services discounts to support our customers through the financial strain they experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$11,847	$8,197	$3,650	45%
Professional services	18,206	14,932	3,274	22%
Total cost of revenue, excluding depreciation and amortization	$30,053	$23,129	$6,924	30%
Percentage of total revenue	50%	53%
Cost of technology revenue, excluding depreciation and amortization, was $11.8 million for the three months ended June 30, 2021, compared to $8.2 million for the three months ended June 30, 2020, an increase of $3.7 million, or 45%. The increase in cost of technology revenue was primarily due to an increase of $1.3 million in salary and related personnel costs from an increase in cloud services and other headcount, including new team members added as part of our 2020 acquisitions, and $0.8 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, and an increase of $1.2 million in dues and subscriptions.

Cost of professional services revenue was $18.2 million for the three months ended June 30, 2021, compared to $14.9 million for the three months ended June 30, 2020, an increase of $3.3 million, or 22%. This increase was primarily due to a $1.7 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $1.4 million.
Operating Expenses
Sales and marketing

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$16,705	$12,502	$4,203	34%
Percentage of total revenue	28%	29%

Sales and marketing expenses were $16.7 million for the three months ended June 30, 2021, compared to $12.5 million for the three months ended June 30, 2020, an increase of $4.2 million, or 34%. The increase was primarily due to a $2.6 million increase in stock-based compensation and a $1.5 million increase in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 acquisitions.
Sales and marketing expense as a percentage of total revenue decreased from 29% in the three months ended June 30, 2020 to 28% in the three months ended June 30, 2021.
Research and development

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$14,524	$12,061	$2,463	20%
Percentage of total revenue	24%	28%

Research and development expenses were $14.5 million for the three months ended June 30, 2021, compared to $12.1 million for the three months ended June 30, 2020, an increase of $2.5 million, or 20%. The increase was primarily due to an increase of $1.2 million in salary and related personnel costs from additional development team headcount, including new team members added as part of our 2020 acquisitions, an increase of $0.7 million in stock-based compensation, and an increase of $0.5 million in contractor and outside service expenses.
Research and development expense as a percentage of revenue decreased from 28% in the three months ended June 30, 2020 to 24% in the three months ended June 30, 2021.
General and administrative

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$22,525	$8,113	$14,412	178%
Percentage of total revenue	38%	19%
General and administrative expenses were $22.5 million for the three months ended June 30, 2021, compared to $8.1 million for the three months ended June 30, 2020, an increase of $14.4 million, or 178%. The increase was primarily due to increases of $8.1 million in change in fair value of contingent consideration liabilities, $3.7 million in stock-based compensation, $0.9 million in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 acquisitions, and $0.8 million from acquisition-related expenses.

General and administrative expense as a percentage of revenue increased from 19% in the three months ended June 30, 2020 to 38% in the three months ended June 30, 2021.

Depreciation and amortization

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$8,139	$3,094	$5,045	163%
Percentage of total revenue	14%	7%

Depreciation and amortization expenses were $8.1 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020, an increase of $5.0 million, or 163%. This increase was primarily due to the amortization of acquired intangible assets resulting from our 2020 business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 7% in the three months ended June 30, 2020 to 14% in the three months ended June 30, 2021.
Interest and other expense, net

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest income	$460	620	$(160)	(26)%
Interest expense	(4,168)	(3,709)	(459)	12%
Other income (expense)	1	64	(63)	(98)%
Total interest and other expense, net	$(3,707)	$(3,025)	$(682)	23%

Interest and other expense, net increased $0.7 million, or 23%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This change is primarily due to an increase in non-cash interest expense of $0.7 million from the amortization of debt issuance costs and discounts related to our Notes Offering that occurred in April 2020.

Income tax provision (benefit)

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(192)	$4	$(196)	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.

Discussion of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$69,368	$50,186	$19,182	38%
Professional services	46,105	38,189	7,916	21%
Total revenue	$115,473	$88,375	$27,098	31%
Percentage of revenue:
Technology	60%	57%
Professional services	40	43
Total	100%	100%

Total revenue was $115.5 million for the six months ended June 30, 2021, compared to $88.4 million for the six months ended June 30, 2020, an increase of $27.1 million, or 31%.
Technology revenue was $69.4 million, or 60% of total revenue, for the six months ended June 30, 2021, compared to $50.2 million, or 57% of total revenue, for the six months ended June 30, 2020. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $46.1 million, or 40% of total revenue, for the six months ended June 30, 2021, compared to $38.2 million, or 43% of total revenue, for the six months ended June 30, 2020. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, including higher than expected non-recurring and project-based services, partially offset by lower professional services dollar-based retention relative to historical performance. Additionally, in the prior year we provided professional services discounts to support our customers through the financial strain they experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$22,672	$16,103	$6,569	41%
Professional services	34,719	31,094	3,625	12%
Total cost of revenue, excluding depreciation and amortization	$57,391	$47,197	$10,194	22%
Percentage of total revenue	50%	53%
Cost of technology revenue, excluding depreciation and amortization, was $22.7 million for the six months ended June 30, 2021, compared to $16.1 million for the six months ended June 30, 2020, an increase of $6.6 million, or 41%.

The increase in cost of technology revenue was primarily due to an increase of $2.6 million in salary and related personnel costs from an increase in cloud services and other headcount, including new team members added as part of our 2020 acquisitions, $1.5 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, $2.3 million from dues and subscriptions, and $0.6 million from stock-based compensation.
Cost of professional services revenue was $34.7 million for the six months ended June 30, 2021, compared to $31.1 million for the six months ended June 30, 2020, an increase of $3.6 million, or 12%. This increase was primarily due to a $2.0 million increase in salary and related personnel costs from additional professional services headcount and additional stock-based compensation of $2.0 million, partially offset by $0.6 million in lower travel-related costs.
Operating Expenses
Sales and marketing

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$32,356	$25,989	$6,367	24%
Percentage of total revenue	28%	29%

Sales and marketing expenses were $32.4 million for the six months ended June 30, 2021, compared to $26.0 million for the six months ended June 30, 2020, an increase of $6.4 million, or 24%. The increase was primarily due to a $4.3 million increase in stock-based compensation and a $2.7 million increase in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 acquisitions, partially offset by a $0.7 million decrease in travel-related expenses.

Sales and marketing expense as a percentage of total revenue decreased from 29% in the six months ended June 30, 2020 to 28% in the three months ended June 30, 2021.
Research and development

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$28,869	$25,149	$3,720	15%
Percentage of total revenue	26%	28%

Research and development expenses were $28.9 million for the six months ended June 30, 2021, compared to $25.1 million for the six months ended June 30, 2020, an increase of $3.7 million, or 15%. The increase was primarily due to an increase of $1.2 million in stock-based compensation, an increase of $1.9 million in salary and related personnel costs from additional development team headcount, including new team members added as part of our 2020 acquisitions, and $0.8 million in contractor and outside service expenses.

Research and development expense as a percentage of revenue decreased from 28% in the six months ended June 30, 2020 to 26% in the six months ended June 30, 2021.

General and administrative

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$37,540	$17,814	$19,726	111%
Percentage of total revenue	33%	20%

General and administrative expenses were $37.5 million for the six months ended June 30, 2021, compared to $17.8 million for the six months ended June 30, 2020, an increase of $19.7 million, or 111%. The increase was primarily due to increases of $10.6 million in change in fair value of contingent consideration liabilities, $5.6 million in stock-based compensation, $2.1 million in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 acquisitions, and $0.6 million in increased dues and subscriptions.

General and administrative expense as a percentage of revenue increased from 20% in the six months ended June 30, 2020 to 33% in the six months ended June 30, 2021.

Depreciation and amortization

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$15,953	$5,971	$9,982	167%
Percentage of total revenue	14%	7%

Depreciation and amortization expenses were $16.0 million for the six months ended June 30, 2021, compared to $6.0 million for the six months ended June 30, 2020, an increase of $10.0 million, or 167%. This increase was primarily due to the amortization of acquired intangible assets resulting from our 2020 business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 7% in the six months ended June 30, 2020 to 14% in the six months ended June 30, 2021.
Interest and other expense, net

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest income	$614	1,608	$(994)	(62)%
Interest expense	(8,298)	(5,313)	(2,985)	56%
Other income (expense)	25	59	(34)	(58)%
Total interest and other expense, net	$(7,659)	$(3,646)	$(4,013)	110%

Interest and other expense, net increased $4.0 million, or 110%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This change is primarily due to an increase in non-cash interest expense of $3.6 million from the amortization of debt issuance costs and discounts related to our Notes Offering that occurred in April 2020. There was also a decrease in interest income of $1.0 million due to a decrease in our short-term investments and lower market interest rates.

Income tax provision (benefit)

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(91)	(1,232)	$1,141	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $1.2 million recorded for the six months ended June 30, 2020 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $1.3 million that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents, and short-term investments of $262.8 million, which were held for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
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
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources to fund potential acquisitions in the near term.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(7,988)	$(17,520)
Net cash provided by (used in) investing activities	109,799	(56,684)
Net cash provided by financing activities	11,335	160,366
Effect of exchange rate changes	(5)	(9)
Net increase in cash and cash equivalents	$113,141	$86,153
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2021, net cash used in operating activities was $8.0 million, which included a net loss of $64.2 million. Non-cash adjustments primarily consisted of $16.0 million in depreciation and amortization of property, equipment, and intangible assets, $31.2 million in stock-based compensation, $9.1 million in change in fair value of contingent consideration liabilities, $5.8 million in amortization of debt discount and issuance costs, partially offset by the $11.0 million payment in excess of the acquisition date fair value to settle the cash-based portion of the Vitalware contingent consideration liability.
For the six months ended June 30, 2020, net cash used in operating activities was $17.5 million, which included a net loss of $44.7 million. Non-cash adjustments primarily consisted of $6.0 million in depreciation and amortization of property, equipment, and intangible assets, $17.8 million in stock-based compensation, the $8.5 million loss on extinguishment of debt, the $2.5 million amortization of debt discount and issuance costs, the $1.6 million change in fair value of contingent consideration liabilities, and the $1.3 million deferred tax benefit.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 of $109.8 million was primarily due to $174.3 million provided from the sale and maturity of short-term investments, reduced by $53.7 million in purchases of short-term investments, $8.9 million in purchases of property, equipment, and intangible assets, and $1.9 million of capitalized internal-use software.
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
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 of $11.3 million was primarily the result of $14.1 million in stock option exercise proceeds and $2.6 million in proceeds from our ESPP, reduced by $5.4 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the six months ended June 30, 2020 of $160.4 million was primarily the result $222.5 million in net proceeds from the private offering of the Notes, $15.0 million in stock option exercise proceeds, and $2.4 million in proceeds from our ESPP, reduced by the $57.0 million payoff of the OrbiMed Credit Facility, $21.7 million used to purchase Capped Calls, including issuance costs, and the $0.7 million in payments of acquisition-related obligations.

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

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $262.8 million as of June 30, 2021, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2021, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity, or otherwise recognized in our condensed consolidated statement of operations, if an investment in an available-for-sale debt security is in a loss position and the loss is attributable to a decline in credit quality.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are currently working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.

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
•The recent global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.
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

The global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new customer of our technology and services, which has averaged approximately one year, could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations, or financial condition at this time.
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
We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, during 2020 we acquired Able Health, Healthfinch, and Vitalware and during 2021 we acquired Twistle, all of which we are in the process of integrating with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
We launched operations in 2008 and we acquired Medicity, Able Health, Healthfinch, Vitalware and Twistle between June 2018 and July 2021. Our limited operating history, in particular with respect to the businesses we acquired in 2020, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers and retain existing customers, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our customers and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that customers share with us, process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business. Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors we do any period. If our net revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide.

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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisitions of Able Health, Healthfinch, Vitalware and Twistle between February 2020 and July 2021. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.
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

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	August 5, 2021
Bryan Hunt	(Principal Financial Officer)