Form 10-Q
period 2021-09-30
Health Catalyst, Inc.
filed 2021-11-09
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, the Registrant had 52,055,293 shares of common stock outstanding.

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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,765	$91,954
Short-term investments	179,420	178,917
Accounts receivable, net(1)	47,681	48,296
Prepaid expenses and other assets	12,471	10,632
Total current assets	515,337	329,799
Property and equipment, net	20,999	12,863
Intangible assets, net	113,590	98,921
Operating lease right-of-use assets	21,649	24,729
Goodwill	169,659	107,822
Other assets	4,279	3,606
Total assets	$845,513	$577,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,771	$5,332
Accrued liabilities	20,523	16,510
Deferred revenue(1)	55,332	47,145
Operating lease liabilities	2,299	2,622
Contingent consideration liabilities	2,601	14,427
Acquisition-related consideration payable	—	2,000
Convertible senior notes, net	177,837	—
Total current liabilities	263,363	88,036
Convertible senior notes, net	—	168,994
Deferred revenue, net of current portion	1,131	1,878
Operating lease liabilities, net of current portion	21,947	23,669
Contingent consideration liabilities, net of current portion	7,632	16,837
Other liabilities	2,234	2,227
Total liabilities	296,307	301,641

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 51,863,870 and 43,376,848 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	52	43
Additional paid-in capital	1,379,032	1,001,645
Accumulated deficit	(829,868)	(725,650)
Accumulated other comprehensive (loss) income	(10)	61
Total stockholders’ equity	549,206	276,099
Total liabilities and stockholders’ equity	$845,513	$577,740
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue(1):
Technology	$38,262	$27,964	$107,630	$78,150
Professional services	23,475	19,227	69,580	57,416
Total revenue	61,737	47,191	177,210	135,566
Cost of revenue, excluding depreciation and amortization:
Technology	12,094	9,045	34,766	25,148
Professional services	20,992	15,307	55,711	46,401
Total cost of revenue, excluding depreciation and amortization	33,086	24,352	90,477	71,549
Operating expenses:
Sales and marketing	20,808	14,629	53,164	40,618
Research and development	16,385	13,390	45,254	38,539
General and administrative	23,056	13,297	60,596	31,111
Depreciation and amortization	10,651	4,981	26,604	10,952
Total operating expenses	70,900	46,297	185,618	121,220
Loss from operations	(42,249)	(23,458)	(98,885)	(57,203)
Loss on extinguishment of debt	—	—	—	(8,514)
Interest and other expense, net	(4,423)	(3,854)	(12,082)	(7,500)
Loss before income taxes	(46,672)	(27,312)	(110,967)	(73,217)
Income tax provision (benefit)	(6,658)	14	(6,749)	(1,218)
Net loss	$(40,014)	$(27,326)	$(104,218)	$(71,999)
Net loss per share, basic and diluted	$(0.82)	$(0.68)	$(2.27)	$(1.87)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	48,999	40,292	45,937	38,517

__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(40,014)	$(27,326)	$(104,218)	$(71,999)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	32	(128)	47	(18)
Change in foreign currency translation adjustment	(74)	19	(118)	12
Comprehensive loss	$(40,056)	$(27,435)	$(104,289)	$(72,005)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	45,611,225	$46	$1,065,680	$(789,854)	$32	$275,904
Public offering, net of underwriters' discounts and commissions and offering costs	4,882,075	5	245,175	—	—	245,180
Issuance of common stock as consideration for acquisitions	762,765	1	43,103	—	—	43,104
Issuance of common stock for settlement of contingent consideration	78,243	—	4,202	—	—	4,202
Vesting of restricted stock units and restricted shares	257,504	—	—	—	—	—
Exercise of stock options	272,058	—	3,227	—	—	3,227
Stock-based compensation	—	—	17,645	—	—	17,645
Net loss	—	—	—	(40,014)	—	(40,014)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance as of September 30, 2021	51,863,870	$52	$1,379,032	$(829,868)	$(10)	$549,206

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2020	38,729,662	$39	$889,054	$(655,306)	$175	$233,962
Issuance of common stock as consideration for acquisitions	2,079,567	2	69,123	—	—	69,125
Vesting of restricted stock units	82,641	—	—	—	—	—
Exercise of stock options	1,348,052	1	14,382	—	—	14,383
Stock-based compensation	—	—	9,580	—	—	9,580
Net loss	—	—	—	(27,326)	—	(27,326)
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance as of September 30, 2020	42,239,922	$42	$982,139	$(682,632)	$66	$299,615
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Public offering, net of underwriters' discounts and commissions and offering costs	4,882,075	5	245,175	—	—	245,180
Issuance of common stock as consideration for acquisitions	762,765	1	43,103	—	—	43,104
Issuance of common stock for settlement of contingent consideration	409,029	–	20,083	–	–	20,083
Vesting of restricted stock units and restricted shares	878,262	1	–	–	–	1
Issuance of common stock under employee stock purchase plan	70,239	–	2,609	–	–	2,609
Exercise of stock options	1,484,652	2	17,301	–	–	17,303
Stock-based compensation	–	–	49,116	–	–	49,116
Net loss	–	–	–	(104,218)	–	(104,218)
Other comprehensive loss	–	–	–	–	(71)	(71)
Balance as of September 30, 2021	51,863,870	$52	$1,379,032	$(829,868)	$(10)	$549,206

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Impact of adopting the current expected credit loss standard	—	—	—	(119)	—	(119)
Issuance of common stock for acquisition consideration	2,190,229	2	72,455	—	—	72,457
Equity component of convertible senior notes, net of issuance costs	—	—	61,213	—	—	61,213
Purchase of Capped Calls related to issuance of convertible senior notes	—	—	(21,743)	—	—	(21,743)
Issuance of common stock under employee stock purchase plan	97,113	—	2,408	—	—	2,408
Vesting of restricted stock units	157,333	—	—	—	—	—
Exercise of stock options	3,116,393	3	29,390	—	—	29,393
Stock-based compensation	—	—	27,367	—	—	27,367
Net loss	—	—	—	(71,999)	—	(71,999)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance as of September 30, 2020	42,239,922	$42	$982,139	$(682,632)	$66	$299,615
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(104,218)	$(71,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,604	10,952
Loss on extinguishment of debt	—	8,514
Amortization of debt discount and issuance costs	8,843	5,260
Impairment of lease-related assets	1,800	—
Non-cash operating lease expense	3,165	2,865
Investment discount and premium amortization	678	854
Provision for expected credit losses	698	822
Stock-based compensation expense	48,724	27,283
Deferred tax benefit	(6,823)	(1,280)
Change in fair value of contingent consideration liabilities	13,655	(1,004)
Payment of acquisition-related contingent consideration	(11,766)	—
Other	(17)	85
Change in operating assets and liabilities:
Accounts receivable, net	1,021	(4,450)
Prepaid expenses and other assets	(2,131)	(2,937)
Accounts payable, accrued liabilities, and other liabilities	3,281	6,567
Deferred revenue	6,540	(838)
Operating lease liabilities	(3,402)	(2,701)
Net cash used in operating activities	(13,348)	(22,007)

Cash flows from investing activities
Purchases of property and equipment	(9,827)	(1,320)
Capitalization of internal-use software	(3,641)	(751)
Proceeds from the sale of property and equipment	19	10
Purchase of short-term investments	(188,407)	(163,346)
Proceeds from the sale and maturity of short-term investments	186,893	208,467
Purchase of intangible assets	(1,269)	(1,249)
Acquisition of business, net of cash acquired	(46,763)	(102,471)
Net cash used in investing activities	(62,995)	(60,660)

Cash flows from financing activities
Proceeds from public offering, net of discounts, commissions, and offering costs	245,180	—
Proceeds from convertible senior notes, net of issuance costs	—	222,482
Purchase of capped calls related to issuance of convertible senior notes	—	(21,743)
Proceeds from exercise of stock options	17,303	29,393
Proceeds from employee stock purchase plan	3,975	3,528
Repayment of credit facilities	—	(57,043)
Payments of acquisition-related consideration	(6,290)	(748)
Net cash provided by financing activities	260,168	175,869
Effect of exchange rate changes on cash and cash equivalents	(14)	5
Net increase in cash and cash equivalents	183,811	93,207

Cash and cash equivalents at beginning of period	91,954	18,032
Cash and cash equivalents at end of period	$275,765	$111,239

Supplemental disclosures of non-cash investing and financing information
Purchase of property and equipment included in accounts payable and accrued liabilities	$535	$1,364
Common stock issued for settlement of contingent consideration	20,083	—
Common stock issued in connection with acquisitions	43,104	72,457
Stock-based compensation capitalized as internal-use software	392	85
Purchase of intangible assets included in accounts payable and accrued liabilities	500	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	24,456

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
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of September 30, 2021, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, our interim condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. Our condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker (the CODM) in assessing performance and making decisions regarding resource allocation. We operate our business in two operating segments that also represent our reportable segments. Our segments are (1) technology and (2) professional services. The CODM uses Adjusted Gross Profit (defined as revenue less cost of revenue that excludes depreciation, amortization, stock-based compensation expense, and acquisition-related costs, net) as the measure of our profit.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of September 30, 2021 and December 31, 2020, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $0.8 million and $1.6 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of September 30, 2021 and December 31, 2020, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $56.5 million and $49.0 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred Costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of September 30, 2021 and December 31, 2020, $1.2 million and $0.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and were included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the remaining $2.7 million and $1.4 million, respectively, of deferred contract acquisition costs were included in non-current other assets.
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
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts, and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of September 30, 2021 and December 31, 2020, $0.1 million and $0.5 million, respectively, of deferred fulfillment costs were included in prepaid expenses and other assets on the condensed consolidated balance sheets. Amortization of deferred fulfillment costs is included within cost of revenue in the condensed consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
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
Short-term investments
Our investment policy limits investments to highly-rated instruments. We classify and account for our short-term investments as available for sale securities as we may sell these securities at any time for use in our current operations or for other purposes, even prior to maturity. As a result, we classify our short-term investments, including securities with contractual maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

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

Allowance for Credit Losses on Accounts Receivable
(unaudited)
Balance at January 1, 2021	$1,200
Current period provision for expected credit losses	698
Less: Write-offs, net of recoveries	(98)
Balance at September 30, 2021	$1,800
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
In September 2021, we subleased one floor of our corporate headquarters. We classified it as an operating lease. The initial sublease has a lease term of two years with the option of the sublessee to extend for an additional two years. We performed a recoverability test of the relevant asset group, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized a $1.8 million impairment charge representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charge was recorded as part of general and administrative expense in our condensed consolidated statements of operations. $1.3 million of the impairment charge was allocated to the ROU asset and the remaining $0.5 million was allocated to leasehold improvements and furniture and fixtures.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. Other than the lease-related impairment described in the Leases paragraph above, we did not incur any long-lived impairment charges for the three and nine months ended September 30, 2021 and 2020.
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

Developed technologies	3-10 years
Customer relationships and contracts	2-7 years
Computer software licenses	2-5 years
Trademarks	1-5 years
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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and nine months ended September 30, 2021 and 2020.

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
We expensed $0.1 million and $1.4 million of transaction costs associated with business combinations during the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Advertising costs
All advertising costs are expensed as incurred. We recorded advertising costs of $2.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively. Advertising costs are included in sales and marketing expense in our condensed consolidated statements of operations.

Development costs and internal-use software
For technology products that are developed to be sold externally, we determined that technological feasibility is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are inconsequential.
We capitalize certain development costs incurred in connection with our internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by us and accessed by our customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life with the amortization included in depreciation and amortization expense in our condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The carrying value of acquisition-related consideration payable and operating lease liabilities approximate fair value based on interest rates available for debt with similar terms at September 30, 2021 and December 31, 2020. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Recent accounting pronouncements not yet adopted
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard also simplifies the diluted net income per share calculation, including a requirement to apply the if-converted method when calculating the potentially dilutive impact of convertible instruments. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021 and we intend to adopt this standard using the modified retrospective method during the first quarter of 2022. Among other potential impacts, the adoption of this standard is expected to reduce our reported interest expense and result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities as it relates to our convertible senior notes. We are currently evaluating the full impact this standard will have on our condensed consolidated financial statements and related disclosures.

Accounting for business combinations

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the full impact this standard will have on our condensed consolidated financial statements and related disclosures.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2. Business Combinations
The business acquisitions discussed below are included in our results of operations from their respective dates of acquisition.
2021 Acquisition
Twistle, Inc.
On July 1, 2021, we acquired Twistle, Inc. (Twistle), a healthcare patient engagement SaaS technology company that automates patient-centered, HIPAA-compliant communication between care teams and patients that aims to transform the patient experience, drive better care outcomes, and reduce healthcare costs, in a transaction accounted for as a business combination. The acquisition consideration transferred was $91.9 million and was comprised of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, with an initial fair value of $2.1 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Twistle.
An additional 67,939 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 12 for additional details related to our stock-based compensation.
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments are subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts are not considered part of the purchase consideration and are being recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. During the three and nine months ended September 30, 2021, we recognized compensation expense of $1.8 million related to these retention payments. As of September 30, 2021, there was an additional $8.4 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 1.2 years.
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Twistle (in thousands):

Assets acquired:
Accounts receivable	$1,106
Prepaid expenses and other assets	98
Property and equipment, net	57
Developed technologies	13,000
Customer relationships	23,700
Trademarks	20
Total assets acquired	37,981
Less liabilities assumed:
Accounts payable and other current liabilities	161
Deferred revenue	900
Net deferred tax liabilities	6,829
Total liabilities assumed	7,890
Total assets acquired, net	30,091
Goodwill	61,837
Total consideration transferred, net of cash acquired	$91,928

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include customer relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, three years, and one year, respectively. The resulting goodwill from the Twistle acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.

The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended September 30, 2021.

Pro forma financial information has not been presented for the Twistle acquisition as the impact to our condensed consolidated financial statements was not material. The amount of revenue attributable to the acquired business of Twistle was not material to our condensed consolidated statement of operations for the three and nine months ended September 30, 2021. Income (loss) information for Twistle after the acquisition date through September 30, 2021 is not presented as the Twistle business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2020 Acquisitions

Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into electronic medical record (EMR) workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021, with an initial fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch. Approximately 50% of the earn-out was settled for $1.7 million in cash and the issuance of 78,243 shares during the three months ended September 30, 2021 and we anticipate the remaining earn-out will be settled during the three months ended March 31, 2022.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Vitalware, LLC

On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers results for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, with an initial fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware. The earn-out contingent consideration liability was settled during the three months ended June 30, 2021.
An additional 203,997 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares was recognized as post-combination stock-based compensation expense on a straight-line basis over the 12-month vesting term. 75% of these restricted shares vested on a monthly basis over a term of approximately one year with the remaining 25% vested on the one year anniversary of the acquisition closing date. Refer to Note 12 for additional details related to our stock-based compensation.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2020 Acquisitions - Unaudited Pro Forma Financial Information

The following table reflects our unaudited pro forma combined results of operations for the years ended December 31, 2020 and 2019 as if the 2020 acquisitions of Able Health, Healthfinch, and Vitalware had taken place on January 1, 2019:

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

3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Recurring technology	$38,262	$27,964	$107,358	$78,150
One-time technology (i.e., perpetual license)	—	—	272	—
Professional services	23,475	19,227	69,580	57,416
Total revenue	$61,737	$47,191	$177,210	$135,566
Revenue related to contracts with customers located in the United States was 98.9% and 99.9% for the three months ended September 30, 2021 and 2020, respectively, and 99.3% and 99.9% for the nine months ended September 30, 2021 and 2020, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Technology	$168,877	$107,040
Professional services	782	782
Total goodwill	$169,659	$107,822
As of September 30, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$82,729	$(36,523)	$46,206
Customer relationships and contracts	81,464	(17,343)	64,121
Computer software licenses	8,271	(6,025)	2,246
Trademarks	1,720	(703)	1,017
Total intangible assets	$174,184	$(60,594)	$113,590
As of December 31, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$69,729	$(25,293)	$44,436
Customer relationships and contracts	57,764	(7,482)	50,282
Computer software licenses	7,359	(4,615)	2,744
Trademarks	1,700	(241)	1,459
Total intangible assets	$136,552	$(37,631)	$98,921
Amortization expense of acquired intangible assets was $9.0 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $23.1 million and $8.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Computer equipment	$10,644	$8,576
Leasehold improvements	10,820	8,089
Furniture and fixtures	3,641	1,734
Capitalized internal-use software costs	7,522	3,489
Computer software	198	947
Capital lease equipment	37	37
Total property and equipment	32,862	22,872
Less: accumulated depreciation	(11,863)	(10,009)
Property and equipment, net	$20,999	$12,863
Our long-lived assets are located in the United States. Depreciation expense totaled $1.7 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $3.5 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $1.9 million and $0.5 million of internal-use software costs for the three months ended September 30, 2021 and 2020, respectively, and $4.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. We incurred $0.7 million and $0.2 million of capitalized internal-use software cost amortization expense for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and nine months ended September 30, 2021 and 2020. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$260,747	$—	$—	$260,747	$260,747	$—
Commercial paper	110,860	—	—	110,860	—	110,860
Corporate bonds	36,942	—	(14)	36,928	—	36,928
Asset-backed securities	31,651	—	(19)	31,632	—	31,632
Total	$440,200	$—	$(33)	$440,167	$260,747	$179,420

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$79,387	$—	$—	$79,387	$79,387	$—
US treasury notes	59,382	7	—	59,389	—	59,389
Commercial paper	68,018	—	—	68,018	—	68,018
Corporate bonds	48,494	8	(1)	48,501	—	48,501
Asset-backed securities	3,009	—	—	3,009	—	3,009
Total	$258,290	$15	$(1)	$258,304	$79,387	$178,917

The following table presents the contractual maturities of our short-term investments as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$168,081	$168,061	$178,903	$178,917
Due between one and five years	11,372	11,359	—	—
Total	$179,453	$179,420	$178,903	$178,917

Accrued interest receivables related to our available-for-sale securities of $0.3 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2021 and December 31, 2020, there were no material unrealized losses due to credit-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 were as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$260,747	$—	$—	$260,747
Commercial paper	—	110,860	—	110,860
Corporate bonds	—	36,928	—	36,928
Asset-backed securities	—	31,632	—	31,632
Contingent consideration liabilities	—	—	(10,233)	(10,233)
Total	$260,747	$179,420	$(10,233)	$429,934
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$79,387	$—	$—	$79,387
U.S. Treasury notes	59,389	—	—	59,389
Commercial paper	—	68,018	—	68,018
Corporate bonds	—	48,501	—	48,501
Asset-backed securities	—	3,009	—	3,009
Contingent consideration liabilities	—	—	(31,264)	(31,264)
Total	$138,776	$119,528	$(31,264)	$227,040
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021 and 2020.
Convertible Senior Notes
As of September 30, 2021, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $402.9 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 9 — Convertible Senior Notes for further information.
Level 3 fair value measurements
The Twistle acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022. The Twistle contingent consideration is capped at $65.0 million and will be paid in a combination of approximately 20% cash and 80% in shares of our common stock. We value Twistle’s expected contingent consideration and the corresponding liability using the Monte Carlo valuation method based on estimates of potential pay-out scenarios.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The Healthfinch acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. Approximately half of the Healthfinch earn-out contingent consideration liability was settled during the three months ended September 30, 2021 for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability is expected to be settled during the first quarter of 2022.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is approximately $9.7 million based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned and our common stock price as of September 30, 2021. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs:

	Valuation Method	Fair Value		Market Price of Revenue Risk	Revenue Volatility
	(unaudited)
Revenue-based earn-out liability	Monte Carlo	$10.2	million	2%	10%

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2020	$31,264
Initial contingent consideration liability from Twistle acquisition (see Note 2)	2,062
Change in fair value of contingent consideration liabilities	13,655
Settlement of contingent consideration	(36,748)
Balance as of September 30, 2021	$10,233

The Vitalware earn-out contingent consideration liability was fully settled during the three months ended June 30, 2021.
Nonrecurring fair value measurements
We recorded an impairment charge of approximately $1.8 million related to subleased office space during the three months ended September 30, 2021. This impairment charge was derived from the difference between the carrying value and the fair value of the relevant asset group. The fair value of this asset group was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.

8. Accrued liabilities
As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Accrued compensation and benefit expenses	$13,558	$9,838
Other accrued liabilities	6,965	6,672
Total accrued liabilities	$20,523	$16,510

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For at least twenty trading days during the period of thirty consecutive trading days ended September 30, 2021, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. As a result, the Notes are convertible at the option of the holders during the fiscal quarter ending December 31, 2021 and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2021.
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
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Contractual interest expense	$1,438	$1,437	$4,313	$2,635
Amortization of debt issuance costs and discount	3,026	2,720	8,843	4,931
Total	$4,464	$4,157	$13,156	$7,566
The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30, 2021
(unaudited)
Principal	$230,000
Less: Unamortized debt discount	(48,100)
Less: Unamortized issuance costs	(4,063)
Net carrying amount	$177,837
The net carrying value of the equity component of the Notes was as follows (in thousands):

September 30, 2021
(unaudited)
Proceeds allocated to the conversion option (debt discount)	$63,270
Less: Issuance costs	(2,057)
Net carrying amount	$61,213

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Based on the closing price of our common stock of $50.01 per share on September 30, 2021, the if-converted value of the Notes was $145.9 million more than their respective principal amount.
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

10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2021 and December 31, 2020, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 51,931,809 and 43,709,237 shares were legally issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. The shares legally issued and outstanding as of September 30, 2021 and December 31, 2020 included 67,939 shares and 332,389 shares, respectively, issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2021.

Secondary Public Offering
In August 2021, we completed an underwritten public offering of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share. We received net proceeds of $245.2 million, after deducting the underwriting discounts and commissions and other offering costs.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Numerator:
Net loss	$(40,014)	$(27,326)	$(104,218)	$(71,999)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic and diluted	48,998,548	40,292,380	45,937,227	38,517,272
Net loss per share, basic and diluted	$(0.82)	$(0.68)	$(2.27)	$(1.87)

During the three and nine months ended September 30, 2021 and 2020, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, restricted shares, shares issuable as acquisition-related contingent consideration, and purchase rights committed or shares issued under our employee stock purchase plan were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The following table contains share totals with a potentially dilutive impact:

	As of September 30,
	2021	2020
	(unaudited)
Common stock options	2,382,257	4,530,982
Restricted stock units	2,756,577	2,107,714
Performance-based restricted stock units	326,567	—
Shares related to convertible senior notes	3,296,792	743,665
Shares issuable as acquisition-related contingent consideration	78,243	—
Employee stock purchase plan	54,327	84,166
Restricted shares	67,939	370,639
Total potentially dilutive securities	8,962,702	7,837,166
The shares related to the Notes in the table above are calculated based on the average market price of our common stock for the three months ended September 30, 2021. The conversion spread has a potentially dilutive impact when the average market price of our common stock for a given period exceeds $30.60 per share. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.
The shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the estimated amount of shares that would be issuable if the contingent consideration liabilities from the acquisitions of Healthfinch and Twistle were fully settled as of September 30, 2021.

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
As of September 30, 2021 and December 31, 2020, there were 15,294,920 and 13,109,459 shares authorized for grant, respectively, and 2,904,288 and 2,481,818 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the Stock Incentive Plan). All options were granted with an exercise price determined by the board of directors that was equal to the estimated fair value of our common stock at the date of grant, based on the information known on the date of grant. Subject to certain exceptions defined in the Stock Incentive Plan related to an employee’s termination, options generally expire on the tenth anniversary of the applicable grant date. The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. The measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, in the same period and in the same manner as though we had paid cash for the services, which is typically the vesting period of the respective award.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Options	$1,128	$1,775	$4,243	$6,251
Restricted stock units	11,296	5,374	29,758	15,784
Performance-based restricted stock units	2,600	—	7,448	—
Employee stock purchase plan	364	450	1,174	1,418
Restricted shares	2,099	1,897	6,101	3,830
Total stock-based compensation	$17,487	$9,496	$48,724	$27,283

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenue	$2,682	$1,099	$7,347	$3,184
Sales and marketing	6,098	3,233	16,848	9,724
Research and development	2,510	2,025	7,443	5,987
General and administrative	6,197	3,139	17,086	8,388
Total stock-based compensation	$17,487	$9,496	$48,724	$27,283

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock Options
There were no stock options granted during the nine months ended September 30, 2021 or 2020. A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2021, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2021	3,892,936	$11.58
Options exercised	(1,484,652)	11.66
Options cancelled/forfeited	(26,027)	12.29
Outstanding at September 30, 2021	2,382,257	$11.52	6.2	$91,700,467
Vested and expected to vest as of September 30, 2021	2,382,257	$11.52	6.2	$91,700,467
Vested and exercisable as of September 30, 2021	1,303,882	$10.51	5.5	$51,498,725
The aggregate intrinsic value of stock options exercised was $58.9 million for the nine months ended September 30, 2021. The total grant-date fair value of stock options vested during the nine months ended September 30, 2021 was $5.2 million. As of September 30, 2021, approximately $3.8 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of one year.
Restricted Stock Units (RSUs)
The service-based condition for RSUs is generally satisfied over four years with a 25% cliff vesting period of one year and ratable quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2021	1,839,998	$34.17
RSUs granted	1,592,795	50.78
RSUs vested	(545,873)	33.83
RSUs forfeited	(130,343)	38.50
Unvested and outstanding at September 30, 2021	2,756,577	$43.63
As of September 30, 2021, we had $104.0 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a remaining weighted-average period of 2.8 years.
Performance-Based Restricted Stock Units (PRSUs)
During the nine months ended September 30, 2021, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2021, and if the individual employee continues to provide services through the vesting date of March 1, 2022. The number of PRSUs that will ultimately vest from the 2021 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2021 against the pre-established targets.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares will vest on March 1, 2022, and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the nine months ended September 30, 2021:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2021	—	$—
PRSUs granted	345,744	50.21
PRSUs forfeited	(19,177)	49.84
Unvested and outstanding at September 30, 2021	326,567	$50.23

As of September 30, 2021, we had $5.7 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.5 years.

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
The ESPP provides for six-month offering periods that start on the first trading day after June 30 and December 31 of each year. The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period or accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the option grant date(s)) for each calendar year. A participant may purchase the lowest of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 2,500 shares; or (c) such other lesser maximum number of shares as shall have been established by the Administrator in advance of the offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Expected volatility	33.8%	79.8%
Expected term (in months)	6	6
Risk-free interest rate	0.05%	0.17%
Expected dividends	—	—
During the nine months ended September 30, 2021, we issued 70,239 shares under the ESPP, with a weighted-average purchase price per share of $37.00. Total cash proceeds withheld from employees for the purchase of shares under the ESPP during the nine months ended September 30, 2021 were $4.0 million. As of September 30, 2021, a total of 54,327 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending December 31, 2021. As of September 30, 2021, 1,175,413 shares are available for future issuance under the ESPP.
Restricted Shares
As part of the Able Health acquisition that closed on February 21, 2020, 179,392 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares were subject to one year of continuous service by the applicable team members and vested fully during the nine months ended September 30, 2021 on the one-year anniversary of the acquisition closing date.
As part of the Vitalware acquisition that closed on September 1, 2020, 203,997 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. 75% of these restricted shares vested on a monthly basis over a term of approximately one year and the remaining 25% vested on the one-year anniversary of the acquisition closing date. As of September 30, 2021, all of these restricted shares were vested.

As part of the Twistle acquisition that closed on July 1, 2021, 67,939 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares are subject to one year of continuous service and shall be released on the eighteen-month anniversary of the acquisition closing date.

As of September 30, 2021, we had $2.9 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.7 years.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Our estimated effective tax rate was 14.3% and (0.1)% for the three months ended September 30, 2021 and 2020, respectively, and 6.1% and 1.7% for the nine months ended September 30, 2021 and 2020, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2021 and December 31, 2020, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
The income tax benefit of $6.7 million and $1.2 million recorded for the nine months ended September 30, 2021 and 2020, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the respective periods. The release of valuation allowance is attributable to the acquisitions of Twistle and Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $6.8 million and $1.3 million, respectively, that had previously been offset by a valuation allowance. As we have a full valuation allowance on net deferred tax assets, the recurring portion of our income tax provision consists primarily of minimal state and foreign income taxes.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. As of September 30, 2021 and December 31, 2020, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended September 30, 2021 and 2020, 49% and 44%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2021 and 2020, 22% and 19%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $85.1 million of revenue on unsatisfied performance obligations as of September 30, 2021. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
In the past, we have entered into arrangements with a customer, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the customer’s management was a member of our board of directors. This former director served on our board from January 2018 to May 2021. He also resigned from his executive position with our customer on March 31, 2021. As such, we no longer consider this customer to be a related party subsequent to March 31, 2021.
We recognized revenue from this former related party of $0.9 million for the three months ended March 31, 2021 and $0.7 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. As of December 31, 2020, we had receivables of $0.6 million and deferred revenue of $0.7 million with this former related party.
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
Segment revenue and Adjusted Gross Profit for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue
Technology	$38,262	$27,964	$107,630	$78,150
Professional Services	23,475	19,227	69,580	57,416
Total	$61,737	$47,191	$177,210	$135,566

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$26,731	$19,115	$74,375	$53,577
Professional Services	4,696	4,823	19,799	13,624
Total reportable segments Adjusted Gross Profit	31,427	23,938	94,174	67,201
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,682)	(1,099)	(7,347)	(3,184)
Acquisition-related costs, net(1)	(94)	—	(94)	—
Less other reconciling items:
Sales and marketing	(20,808)	(14,629)	(53,164)	(40,618)
Research and development	(16,385)	(13,390)	(45,254)	(38,539)
General and administrative	(23,056)	(13,297)	(60,596)	(31,111)
Depreciation and amortization	(10,651)	(4,981)	(26,604)	(10,952)
Debt extinguishment costs	—	—	—	(8,514)
Interest and other expense, net	(4,423)	(3,854)	(12,082)	(7,500)
Loss before income taxes	$(46,672)	$(27,312)	$(110,967)	$(73,217)
____________________
(1)Acquisition-related costs, net impacting Adjusted Gross Profit include deferred retention payments and post-acquisition restructuring costs following the acquisition of Twistle.

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
Highlights from the three and nine months ended September 30, 2021 included:
•We recognized total revenue of $61.7 million and $47.2 million for the three months ended September 30, 2021 and 2020, respectively, and $177.2 million and $135.6 million for the nine months ended September 30, 2021 and 2020, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recently acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(40.0) million and $(27.3) million for the three months ended September 30, 2021 and 2020, respectively, and $(104.2) million and $(72.0) million for the nine months ended September 30, 2021 and 2020, respectively.
•Our Adjusted EBITDA was $(5.8) million and $(6.4) million for the three months ended September 30, 2021 and 2020, respectively, and $(5.0) million and $(16.6) million for the nine months ended September 30, 2021 and 2020, respectively. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
The COVID-19 pandemic and the related adverse public health developments, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. The ongoing waves of COVID-19, especially in light of the Delta variant, coupled with the potential for new variants and vaccination rates in certain areas of the country, likely indicate that our country and national healthcare system will be under some amount of continued operational and budgetary strain over the coming months. Nevertheless, we continue to be encouraged as we witness meaningful evidence that the healthcare provider ecosystem is much better equipped and prepared to respond to the ongoing pandemic, including through treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization.
We are fortunate to have a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the three and nine months ended September 30, 2021 and year ended December 31, 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our DOS subscription customers whose contracts typically have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has increased meaningfully. Additionally, we have continued to see usage of our COVID-19-specific products shift from those focused on COVID-19 preparedness to those focused on financial recovery and planning analytics in areas such as elective procedures, ambulatory care, revenue cycle, and vaccine distribution and delivery. Given these factors, we have seen minimal impact on our technology dollar-based retention as a result of COVID-19 and would anticipate similar dynamics moving forward.
We have offset any negative revenue impact caused by COVID-19 through cost containment efforts. However, in our response to the COVID-19 pandemic, we remain centrally committed to our more than 1,000 team members, ensuring they stay at the center of the Health Catalyst Flywheel. As such, any cost containment efforts implemented will have a bias towards non-headcount related items.
As we get through the COVID-19 pandemic and healthcare organizations' operations begin to normalize, we continue to be optimistic that the pandemic will serve as an overall medium-to-long term tailwind in the industry’s adoption of data and analytics. At the health system level, we are seeing meaningful evidence that COVID-19 is highlighting the need for a commercial-grade data and analytics solution to replace patchwork homegrown systems. Likewise, we have seen current and prospective customer interest strengthening in areas including revenue and cost optimization analytics and value-based care analytics, for which we think our technology and professional services offerings are well suited.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$61,737	$47,191	$177,210	$135,566
Adjusted Technology Gross Profit	$26,731	$19,115	$74,375	$53,577
Adjusted Technology Gross Margin	70%	68%	69%	69%
Adjusted Professional Services Gross Profit	$4,696	$4,823	$19,799	$13,624
Adjusted Professional Services Gross Margin	20%	25%	28%	24%
Total Adjusted Gross Profit	$31,427	$23,938	$94,174	$67,201
Total Adjusted Gross Margin	51%	51%	53%	50%
Adjusted EBITDA	$(5,794)	$(6,434)	$(4,970)	$(16,593)
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

Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, stock-based compensation, and acquisition-related costs, net, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
See above for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures. The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$38,262	$23,475	$61,737
Cost of revenue, excluding depreciation and amortization	(12,094)	(20,992)	(33,086)
Gross profit, excluding depreciation and amortization	26,168	2,483	28,651
Add:
Stock-based compensation	533	2,149	2,682
Acquisition-related costs, net(1)	30	64	94
Adjusted Gross Profit	$26,731	$4,696	$31,427
Gross margin, excluding depreciation and amortization	68%	11%	46%
Adjusted Gross Margin	70%	20%	51%
_________________________________
(1) Acquisition-related costs, net impacting Adjusted Gross Profit includes deferred retention payments and post-acquisition restructuring costs incurred as part of business combinations. For additional details refer to Note 2 in our condensed consolidated financial statements.

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
Adjusted Technology Gross Margin increased slightly from 68% for the three months ended September 30, 2020 to 70% for the three months ended September 30, 2021. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with transitioning customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure, where we incur additional hosting costs.

Adjusted Professional Services Gross Margin decreased from 25% for the three months ended September 30, 2020 to 20% for the three months ended September 30, 2021, due primarily to the change in mix of professional services we provided, higher medical claim costs, and the normalization in our utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate in the near term based on a number of factors including changes in the mix of services we provide, medical claim costs, utilization rates, and potential one-time bonuses given to our team members to acknowledge their valuable contributions during the current tight labor market.
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30, 2021
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$107,630	$69,580	$177,210
Cost of revenue, excluding depreciation and amortization	(34,766)	(55,711)	(90,477)
Gross profit, excluding depreciation and amortization	72,864	13,869	86,733
Add:
Stock-based compensation	1,481	5,866	7,347
Acquisition-related costs, net(1)	30	64	94
Adjusted Gross Profit	$74,375	$19,799	$94,174
Gross margin, excluding depreciation and amortization	68%	20%	49%
Adjusted Gross Margin	69%	28%	53%
______________________________
(1) Acquisition-related costs, net impacting Adjusted Gross Profit includes deferred retention payments and post-acquisition restructuring costs incurred as part of business combinations. For additional details refer to Note 2 in our condensed consolidated financial statements.

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
Adjusted Technology Gross Margin remained consistent at 69% for the nine months ended September 30, 2021 and 2020. Adjusted Professional Services Gross Margin increased from 24% for the nine months ended September 30, 2020 to 28% for the nine months ended September 30, 2021, due primarily to the impact of prior year professional services discounts provided to support our customers through the financial strain they experienced related to COVID-19, higher non-recurring and project-based revenue than expected, and a change in the mix of professional services we provided.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on debt extinguishment, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, net, and non-recurring lease-related charges. We view acquisition-related expenses when applicable, such as transaction costs, severance and retention costs, and changes in the fair value of contingent consideration liabilities that are directly related to business combinations as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management for comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See above for information regarding the limitations of using our Adjusted EBITDA as a financial measure. The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(40,014)	$(27,326)	$(104,218)	$(71,999)
Add:
Interest and other expense, net	4,423	3,854	12,082	7,500
Loss on extinguishment of debt	—	—	—	8,514
Income tax provision (benefit)	(6,658)	14	(6,749)	(1,218)
Depreciation and amortization	10,651	4,981	26,604	10,952
Stock-based compensation	17,487	9,496	48,724	27,283
Acquisition-related costs, net(1)	6,517	1,963	16,787	1,666
Non-recurring lease-related charges(2)	1,800	584	1,800	709
Adjusted EBITDA	$(5,794)	$(6,434)	$(4,970)	$(16,593)
________________________________
(1)Acquisition-related costs, net impacting Adjusted EBITDA includes legal, due diligence, accounting, consulting fees, deferred retention payments, and post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details refer to Note 2 in our condensed consolidated financial statements.
(2)Includes the lease-related impairment charge for the subleased portion of our corporate headquarters and duplicate rent expense incurred during the relocation of our corporate headquarters.

Adjusted EBITDA increased from $(6.4) million and $(16.6) million during the three and nine months ended September 30, 2020, respectively, to $(5.8) million and $(5.0) million during the three and nine months ended September 30, 2021, respectively. The improvements were largely driven by our total revenue growth and improved Adjusted Gross Margin described elsewhere, the timing and seasonality of non-headcount expenses, as well as our additional cost containment efforts, partially offset by the impact of acquiring Twistle. We expect to generate an Adjusted EBITDA loss during the fourth quarter of 2021, primarily due to the factors previously described impacting total revenue and Adjusted Gross Margin as well as an expected increase in travel-related expenses, the impact of acquiring Twistle, and potential one-time bonuses given to our team members to acknowledge their valuable contributions during the current tight labor market.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of COVID-19 pandemic. The COVID-19 pandemic has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. Further, the ongoing waves of COVID-19, especially in light of the Delta variant, as well as intensified measures undertaken to contain the spread of COVID-19, could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
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
•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our customer base will enable us to drive growth. Over the last three years, we have developed and deployed several new analytics applications including PowerCosting (formerly known as CORUS), Touchstone, Patient Safety Monitor, Pop Analyzer (formerly known as Population Builder), and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new customers.
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, and Twistle in July 2021. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Customers, thus impacting our overall growth rate. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful related to the recent acquisitions, this could offset revenue declines from Medicity customers. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near-term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the nine months ended September 30, 2021, our technology revenue and professional services revenue represented 61% and 39% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services

Gross Margin, impacting our future Total Adjusted Gross Margin. See “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” for more information.
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

Recent Acquisitions
Twistle, Inc.
On July 1, 2021, we acquired Twistle Inc. (Twistle), a healthcare patient engagement SaaS technology company that automates patient-centered, HIPAA-compliant communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare and life science organizations. The acquisition consideration transferred was $91.9 million, consisting of $46.7 million in net cash consideration, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, which had an initial estimated fair value of $2.1 million.
Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers analytics for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, which had an initial estimated fair value of $8.3 million. The earn-out contingent consideration liability was settled during the three months ended June 30, 2021.
Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021, which had an initial estimated fair value of $5.8 million. Approximately half of the earn-out was settled in September 2021 for $1.7 million in cash and the issuance of 78,243 shares of our common stock. The remaining contingent consideration liability is expected to be settled during the three months ending March 31, 2022.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2021 and 2020, technology represented 62% and 59% of total revenue, respectively, and professional services represented 38% and 41%, of total revenue, respectively. For the nine months ended September 30, 2021 and 2020, technology represented 61% and 58% of total revenue, respectively, and professional services represented 39% and 42%, of total revenue, respectively.
Technology revenue.    Technology revenue primarily consists of subscription fees charged to customers for access to use our data platform and analytics applications. We provide customers access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. The vast majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
General and administrative.    General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, outside legal, accounting, directors’ fees, lease-related impairment charges, and the change in fair value of contingent consideration liabilities.
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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Technology	$38,262	$27,964	$107,630	$78,150
Professional services	23,475	19,227	69,580	57,416
Total revenue	61,737	47,191	177,210	135,566
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	12,094	9,045	34,766	25,148
Professional services(1)(2)	20,992	15,307	55,711	46,401
Total cost of revenue, excluding depreciation and amortization	33,086	24,352	90,477	71,549
Operating expenses:
Sales and marketing(1)(2)	20,808	14,629	53,164	40,618
Research and development(1)(2)	16,385	13,390	45,254	38,539
General and administrative(1)(2)(3)	23,056	13,297	60,596	31,111
Depreciation and amortization	10,651	4,981	26,604	10,952
Total operating expenses	70,900	46,297	185,618	121,220
Loss from operations	(42,249)	(23,458)	(98,885)	(57,203)
Loss on extinguishment of debt	—	—	—	(8,514)
Interest and other expense, net	(4,423)	(3,854)	(12,082)	(7,500)
Loss before income taxes	(46,672)	(27,312)	(110,967)	(73,217)
Income tax provision (benefit)	(6,658)	14	(6,749)	(1,218)
Net loss	$(40,014)	$(27,326)	$(104,218)	$(71,999)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$533	$196	$1,481	$575
Professional services	2,149	903	5,866	2,609
Sales and marketing	6,098	3,233	16,848	9,724
Research and development	2,510	2,025	7,443	5,987
General and administrative	6,197	3,139	17,086	8,388
Total	$17,487	$9,496	$48,724	$27,283

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisition-related costs, net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$30	$—	$30	$—
Professional services	64	—	64	—
Sales and marketing	296	—	296	—
Research and development	455	—	455	—
General and administrative	5,672	1,963	15,942	1,666
Total	$6,517	$1,963	$16,787	$1,666
(3)Includes non-recurring lease-related charges, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$1,800	$584	$1,800	$709

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Technology	62%	59%	61%	58%
Professional services	38	41	39	42
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	19	20	19
Professional service	34	33	31	34
Total cost of revenue, excluding depreciation and amortization	54	52	51	53
Operating expenses
Sales and marketing	34	31	30	30
Research and development	27	28	26	28
General and administrative	37	28	34	23
Depreciation and amortization	17	11	15	8
Total operating expenses	115	98	105	89
Loss from operations	(69)	(50)	(56)	(42)
Loss on extinguishment of debt	—	—	—	(6)
Interest and other expense, net	(7)	(8)	(7)	(6)
Loss before income taxes	(76)	(58)	(63)	(54)
Income tax provision (benefit)	(11)	—	(4)	(1)
Net loss	(65)%	(58)%	(59)%	(53)%

Discussion of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$38,262	$27,964	$10,298	37%
Professional services	23,475	19,227	4,248	22%
Total revenue	$61,737	$47,191	$14,546	31%
Percentage of revenue:
Technology	62%	59%
Professional services	38	41
Total	100%	100%

Total revenue was $61.7 million for the three months ended September 30, 2021, compared to $47.2 million for the three months ended September 30, 2020, an increase of $14.5 million, or 31%.
Technology revenue was $38.3 million, or 62% of total revenue, for the three months ended September 30, 2021, compared to $28.0 million, or 59% of total revenue, for the three months ended September 30, 2020. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $23.5 million, or 38% of total revenue, for the three months ended September 30, 2021, compared to $19.2 million, or 41% of total revenue, for the three months ended September 30, 2020. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, along with a small amount of COVID-related temporary customer discounts that spilled into the third quarter of 2020, impacting the year-over-year comparable.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$12,094	$9,045	$3,049	34%
Professional services	20,992	15,307	5,685	37%
Total cost of revenue, excluding depreciation and amortization	$33,086	$24,352	$8,734	36%
Percentage of total revenue	54%	52%
Cost of technology revenue, excluding depreciation and amortization, was $12.1 million for the three months ended September 30, 2021, compared to $9.0 million for the three months ended September 30, 2020, an increase of $3.0 million, or 34%. The increase in cost of technology revenue was primarily due to an increase of $1.0 million in salary and related personnel costs from an increase in cloud services and other headcount, including new team members added as part of our 2020 and 2021 acquisitions, $0.9 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, and $0.7 million from dues and subscriptions.

Cost of professional services revenue was $21.0 million for the three months ended September 30, 2021, compared to $15.3 million for the three months ended September 30, 2020, an increase of $5.7 million, or 37%. This increase was primarily due to a $4.1 million increase in salary and related personnel costs from additional professional services headcount, and additional stock-based compensation of $1.2 million.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$20,808	$14,629	$6,179	42%
Percentage of total revenue	34%	31%

Sales and marketing expenses were $20.8 million for the three months ended September 30, 2021, compared to $14.6 million for the three months ended September 30, 2020, an increase of $6.2 million, or 42%. The increase was primarily due to a $2.9 million increase in stock-based compensation and $2.2 million increase in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 and 2021 acquisitions.
Sales and marketing expense as a percentage of total revenue increased from 31% in the three months ended September 30, 2020 to 34% in the three months ended September 30, 2021.
Research and development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$16,385	$13,390	$2,995	22%
Percentage of total revenue	27%	28%

Research and development expenses were $16.4 million for the three months ended September 30, 2021, compared to $13.4 million for the three months ended September 30, 2020, an increase of $3.0 million, or 22%. The increase was primarily due to an increase of $1.8 million in salary and related personnel costs from additional development team headcount, including new team members added as part of our 2020 and 2021 acquisitions, an increase of $0.7 million in contractor and outside service expenses, and an increase of $0.5 million in stock-based compensation.
Research and development expense as a percentage of revenue decreased from 28% in the three months ended September 30, 2020 to 27% in the three months ended September 30, 2021.
General and administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$23,056	$13,297	$9,759	73%
Percentage of total revenue	37%	28%
General and administrative expenses were $23.1 million for the three months ended September 30, 2021, compared to $13.3 million for the three months ended September 30, 2020, an increase of $9.8 million, or 73%.

The increase was primarily due to increases of $4.0 million in change in fair value of contingent consideration liabilities, $3.1 million in stock-based compensation, $1.8 million from lease-related impairment charges, $1.7 million in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 and 2021 acquisitions, partially offset by $1.3 million from decreased acquisition-related transaction costs.
General and administrative expense as a percentage of revenue increased from 28% in the three months ended September 30, 2020 to 37% in the three months ended September 30, 2021.
Depreciation and amortization

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,651	$4,981	$5,670	114%
Percentage of total revenue	17%	11%

Depreciation and amortization expenses were $10.7 million for the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020, an increase of $5.7 million, or 114%. This increase was primarily due to the amortization of acquired intangible assets resulting from our most recent business combinations. Depreciation and amortization expense as a percentage of revenue increased from 11% in the three months ended September 30, 2020 to 17% in the three months ended September 30, 2021.

Interest and other expense, net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest income	$55	344	$(289)	(84)%
Interest expense	(4,463)	(4,207)	(256)	6%
Other (expense) income	(15)	9	(24)	(267)%
Total interest and other expense, net	$(4,423)	$(3,854)	$(569)	15%

Interest and other expense, net increased $0.6 million, or 15%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to a $0.3 million increase in interest expense and a $0.3 million decrease in interest income.

Income tax provision (benefit)

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(6,658)	$14	$(6,672)	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists of minimal state and foreign income taxes. The income tax benefit of $6.7 million recorded for the three months ended September 30, 2021 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of Twistle, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $6.8 million that had previously been offset by a valuation allowance.

Discussion of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$107,630	$78,150	$29,480	38%
Professional services	69,580	57,416	12,164	21%
Total revenue	$177,210	$135,566	$41,644	31%
Percentage of revenue:
Technology	61%	58%
Professional services	39	42
Total	100%	100%

Total revenue was $177.2 million for the nine months ended September 30, 2021, compared to $135.6 million for the nine months ended September 30, 2020, an increase of $41.6 million, or 31%.
Technology revenue was $107.6 million, or 61% of total revenue, for the nine months ended September 30, 2021, compared to $78.2 million, or 58% of total revenue, for the nine months ended September 30, 2020. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $69.6 million, or 39% of total revenue, for the nine months ended September 30, 2021, compared to $57.4 million, or 42% of total revenue, for the nine months ended September 30, 2020. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, higher than expected non-recurring and project-based services, partially offset by lower professional services dollar-based retention achieved in 2020 relative to historical performance as result of the COVID-19 pandemic. Additionally, in the prior year we provided professional services discounts to support our customers through the financial strain they experienced related to COVID-19.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$34,766	$25,148	$9,618	38%
Professional services	55,711	46,401	9,310	20%
Total cost of revenue, excluding depreciation and amortization	$90,477	$71,549	$18,928	26%
Percentage of total revenue	51%	53%
Cost of technology revenue, excluding depreciation and amortization, was $34.8 million for the nine months ended September 30, 2021, compared to $25.1 million for the nine months ended September 30, 2020, an increase of $9.6 million, or 38%.

The increase in cost of technology revenue was primarily due to an increase of $3.0 million in salary and related personnel costs from an increase in cloud services and other headcount, including new team members added as part of our 2020 and 2021 acquisitions, $2.4 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, $2.4 million from dues and subscriptions, and $0.9 million from stock-based compensation.
Cost of professional services revenue was $55.7 million for the nine months ended September 30, 2021, compared to $46.4 million for the nine months ended September 30, 2020, an increase of $9.3 million, or 20%. This increase was primarily due to a $6.0 million increase in salary and related personnel costs from additional professional services headcount, and additional stock-based compensation of $3.3 million.
Operating Expenses
Sales and marketing

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$53,164	$40,618	$12,546	31%
Percentage of total revenue	30%	30%

Sales and marketing expenses were $53.2 million for the nine months ended September 30, 2021, compared to $40.6 million for the nine months ended September 30, 2020, an increase of $12.5 million, or 31%. The increase was primarily due to a $7.1 million increase in stock-based compensation and a $4.9 million increase in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 and 2021 acquisitions.

Sales and marketing expense as a percentage of total revenue remained consistent at 30% for both the nine months ended September 30, 2021 and 2020.
Research and development

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$45,254	$38,539	$6,715	17%
Percentage of total revenue	26%	28%

Research and development expenses were $45.3 million for the nine months ended September 30, 2021, compared to $38.5 million for the nine months ended September 30, 2020, an increase of $6.7 million, or 17%. The increase was primarily due to an increase of $3.7 million in salary and related personnel costs from additional development team headcount, including new team members added as part of our 2020 and 2021 acquisitions, an increase of $1.5 million in stock-based compensation, and $1.5 million in contractor and outside service expenses.

Research and development expense as a percentage of revenue decreased from 28% for the nine months ended September 30, 2020 to 26% in the nine months ended September 30, 2021.

General and administrative

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$60,596	$31,111	$29,485	95%
Percentage of total revenue	34%	23%

General and administrative expenses were $60.6 million for the nine months ended September 30, 2021, compared to $31.1 million for the nine months ended September 30, 2020, an increase of $29.5 million, or 95%. The increase was primarily due to increases of $14.7 million in the change in fair value of contingent consideration liabilities, $8.7 million in stock-based compensation, $3.8 million in salary and related personnel costs from additional headcount, including new team members added as part of our 2020 and 2021 acquisitions, $1.8 million in lease-related impairment charges, $0.9 million in dues and subscriptions, partially offset by $1.4 million in decreased acquisition-related transaction costs.

General and administrative expense as a percentage of revenue increased from 23% in the nine months ended September 30, 2020 to 34% in the nine months ended September 30, 2021.

Depreciation and amortization

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$26,604	$10,952	$15,652	143%
Percentage of total revenue	15%	8%

Depreciation and amortization expenses were $26.6 million for the nine months ended September 30, 2021, compared to $11.0 million for the nine months ended September 30, 2020, an increase of $15.7 million, or 143%. This increase was primarily due to the amortization of acquired intangible assets resulting from our 2020 and 2021 business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 8% in the nine months ended September 30, 2020 to 15% in the nine months ended September 30, 2021.
Loss on extinguishment of debt

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Loss of extinguishment of debt	$—	$(8,514)	$8,514	n/m(1)
__________________
(1)Not meaningful
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminate the Credit Agreement. We recorded a loss on debt extinguishment of debt of approximately $8.5 million during the nine months ended September 30, 2020.

Interest and other expense, net

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest income	$669	1,952	$(1,283)	(66)%
Interest expense	(12,761)	(9,520)	(3,241)	34%
Other income (expense)	10	68	(58)	(85)%
Total interest and other expense, net	$(12,082)	$(7,500)	$(4,582)	61%

Interest and other expense, net increased $4.6 million, or 61%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This change is primarily due to an increase in non-cash interest expense of $3.9 million from the amortization of debt issuance costs and discounts related to our Notes Offering that occurred in April 2020. There was also a decrease in interest income of $1.3 million primarily due to a decrease in our average short-term investments and lower market interest rates.

Income tax provision (benefit)

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(6,749)	(1,218)	$(5,531)	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $6.7 million and $1.2 million recorded for the nine months ended September 30, 2021 and 2020, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the respective periods. The release of valuation allowance is attributable to the acquisition of Twistle and Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $6.8 million and $1.3 million, respectively, that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents, and short-term investments of $455.2 million, which were held for working capital and other general corporate purposes, which may include potential acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our 2019 IPO, our 2020 offering of convertible senior notes, and our 2021 secondary public offering. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Secondary Public Offering
In August 2021, we completed an underwritten public offering of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share. We received net proceeds of $245.2 million, after deducting the underwriting discounts and commissions and other offering costs.
The offering was made pursuant to an effective shelf registration statement (File No. 333-258625), a base prospectus, dated August 9, 2021, included as part of the registration statement, and a prospectus supplement, dated August 10, 2021, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act. We plan to use the proceeds for continuing operations and potential future acquisitions.
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
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(13,348)	$(22,007)
Net cash used in investing activities	(62,995)	(60,660)
Net cash provided by financing activities	260,168	175,869
Effect of exchange rate changes	(14)	5
Net increase in cash and cash equivalents	$183,811	$93,207
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2021, net cash used in operating activities was $13.3 million, which included a net loss of $104.2 million. Non-cash adjustments primarily consisted of $26.6 million in depreciation and amortization of property, equipment, and intangible assets, $48.7 million in stock-based compensation, $13.7 million in change in fair value of contingent consideration liabilities, $8.8 million in amortization of debt discount and issuance costs, reduced by the $11.8 million payment in excess of the acquisition date fair value to settle the cash-based portion of contingent consideration liabilities and the $6.8 million deferred tax benefit.
For the nine months ended September 30, 2020, net cash used in operating activities was $22.0 million, which included a net loss of $72.0 million. Non-cash adjustments primarily consisted of $11.0 million in depreciation and amortization of property, equipment, and intangible assets, $27.3 million in stock-based compensation, the $8.5 million loss on extinguishment of debt, the $5.3 million amortization of debt discount and issuance costs, and $2.9 million in non-cash lease expense, reduced by the $1.0 million change in fair value of contingent consideration liabilities, and the $1.3 million deferred tax benefit.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 of $63.0 million was primarily due to $46.8 million used to acquire Twistle, $11.1 million in purchases of property, equipment, and intangible assets, $3.6 million of capitalized internal-use software, and $188.4 million used to purchase short-term investments, reduced by $186.9 million provided from the sale and maturity of short-term investments.
Net cash used in investing activities for the nine months ended September 30, 2020 of $60.7 million was primarily due to $102.5 million used to acquire Able Health, Healthfinch, and Vitalware, $3.3 million in purchases of property, equipment, and intangible assets, and $163.3 million used to purchase short-term investments, reduced by the $208.5 million provided from the sale and maturity of short-term investments.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 of $260.2 million was primarily the result of $245.2 million in public offering net proceeds, $17.3 million in stock option exercise proceeds, and $4.0 million in proceeds from our ESPP, reduced by $6.3 million in payments of acquisition-related obligations.

Net cash provided by financing activities for the nine months ended September 30, 2020 of $175.9 million was primarily the result $222.5 million in net proceeds from the private offering of the Notes, $29.4 million in stock option exercise proceeds, and $3.5 million in proceeds from our ESPP, reduced by the $57.0 million payoff of the OrbiMed Credit Facility, $21.7 million used to purchase Capped Calls, including issuance costs, and the $0.7 million in payments of acquisition-related obligations.

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

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $455.2 million as of September 30, 2021, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2021, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity, or otherwise recognized in our condensed consolidated statement of operations, if an investment in an available-for-sale debt security is in a loss position and the loss is attributable to a decline in credit quality.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The ongoing waves of COVID-19, especially in light of the Delta variant, as well as intensified measures undertaken to contain the spread of COVID-19, could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

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
The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer and user requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market, including adapting to the ways our customers or users access and use our Solution. Although we have built nine new software analytics applications in the last three years, we may not be able to sustain this rate of innovation. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services and applications that customers will want, while offering our Solution at competitive prices. If we are unable to predict user preferences or industry changes, or if we are unable to modify our Solution on a timely or cost-effective basis, we may lose customers and users. Our results of operations would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our Solution. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.
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
Many of these factors are not within our control, and the occurrence of one or more of them might cause our results of operations to vary widely. For example, we have experienced, and expect that we will continue to experience, seasonality in the number of new customers that subscribe to our Solution; specifically, new customers - DOS Subscription Customers in particular - tend to subscribe to our Solution at higher rates in the second and fourth quarters of the year. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict our future results. As such, we believe that quarter-to-quarter comparisons of our revenue and results of operations may not be meaningful and should not be relied upon as an indication of future performance.
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
•Health Information Privacy and Security Laws. There are numerous federal and state laws and regulations that govern the privacy and security of health information. In particular, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of PHI. By processing and maintaining PHI on behalf of our covered entity customers, we are a HIPAA business associate and are required to enter into business associate agreements (BAAs) with our covered entity clients to safeguard PHI, as well as BAAs with our subcontractors that access or otherwise process PHI on our behalf.
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

In addition, the GDPR increases the scrutiny of transfers of personal data from the European Economic Area (EEA) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses (SCCs), which could increase our costs and our ability to efficiently process personal data from the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. While the new SCCs apply only to the transfer of data outside of the EEA and not the United Kingdom (UK), in August 2021 the UK’s Information Commissioner’s Officer launched a public consultation on its proposal for a form of agreement and addendum to the EU SCCs either of which could be used for transfers for data from the UK.
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
The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term.
•Canadian Data Privacy Protection Laws. Similarly, Canada’s Personal Information Protection and Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private-sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. Other jurisdictions besides the EU, UK and Canada are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Furthermore, as we enter into business arrangements in countries outside of the United States, we will need to be prepared to comply with applicable local privacy laws. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.
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
Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations could create unexpected liabilities for us, cause us to incur additional costs, and/or restrict our operations. Reforming the healthcare industry has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes and policy goals. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations. By way of example, in March 2010, the Affordable Care Act (ACA) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted our industry and, to some degree, our business. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. We anticipate that new cost containment measures or other healthcare reforms will continue to be implemented at both the federal and state level, any of which could harm our business, financial condition and results of operations.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisitions of Able Health, Healthfinch, Vitalware, and Twistle between February 2020 and July 2021. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	November 9, 2021
Bryan Hunt	(Principal Financial Officer)