Form 10-K
period 2021-12-31
Health Catalyst, Inc.
filed 2022-03-01
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.5 billion based on the closing price of a share of common stock on June 30, 2021 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 25, 2022, the Registrant had 53,347,231 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2022 Annual Meeting of Stockholders.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2021
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

•The ongoing global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.

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
Item 1. Business
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data-informed.
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
The Health Catalyst Flywheel
We accomplish our mission with each of our customers by following a process and strategy we call the Health Catalyst Flywheel, or the Flywheel. This process includes delivering on the three components of our Solution: data platform, analytics applications, and services expertise, which together drive measurable improvements. At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is the #1 priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our customers to measurably improve. As customers realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential customers. Customer renewal, expansion, and referral produce growing, scalable, and predictable financial performance.

The cycle described above creates momentum for our business and is encapsulated in the following diagram:
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
The core elements of our Solution include:
•Data platform. The Data Operating System (DOS) is a healthcare-specific, cloud-based, open, flexible, scalable and self-service platform for analytics, app development & interoperability that provides customers a single comprehensive environment to integrate and organize data from their disparate software systems. Our data platform has been built with modern technology and is deeply embedded with healthcare domain knowledge, enabling a broad range of analytics. DOS has amassed one of the largest and most comprehensive data assets of its kind, which enables us to deliver differentiated insights to our customers.
•Analytics applications. Our analytics applications build on top of our data platform and are designed to analyze the most common problems our customers face across Clinical & Quality, Population Health, Financial & Operational and Research use cases. These analytics applications allow our customers to pinpoint opportunities for measurable improvement across their entire enterprise and are employed by a broad range of users from healthcare executives to front-line clinicians providing care. We developed this suite of software analytics applications over the last several years based on thoughtful measurement of the most critical analytics needs faced by our customers. Our software analytics applications are further enhanced by a broad range of analytics accelerators, which are pre-built, configurable data models with customizable visualizations that can be tailored to specific customer needs.
•Services expertise. Our world-class team consists of both analytics experts, such as data analysts, data engineers, and data scientists, and domain experts, such as healthcare administrators, physicians, and nurses. Our services are comprised of data & analytics services, domain expertise & education services, outsourcing services, and implementation services. Our services team members leverage our technology to help our customers shorten time-to-value and achieve sustainable measurable improvements. Examples of the services expertise we provide include opportunity analysis and prioritization, data governance, data modeling and analysis, quality and process improvement strategy, cost accounting, data abstraction, and population health strategies. Our approach to integrate data, analytics, and expertise into a holistic Solution is differentiated and has been recognized as among the best in the industry by multiple third parties, including KLAS, Chilmark Research, and others.
We have generated over a thousand documented, customer-verified improvements across clinical, financial, and operational domains. In addition to the positive ROI of customers utilizing our Solution compared to a costly homegrown solution, each of these documented improvements is highly valuable to our customers, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our customers engage with us more broadly and refer new business. This is evidenced by a continued increase in improvements achieved by our customers over time. Customers who have recently contracted with us have already started achieving measurable improvements, while longer-standing customers have seen the number of annual improvements meaningfully grow.
We serve the majority of our customers through a subscription-based contract model. As of December 31, 2021, we served 90 customers with a DOS subscription contract and over 350 other customers. The majority of our customers who are not on a DOS subscription contract are technology customers resulting from our business acquisitions. Our customers include academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Example customers include Acuitas Health, Allina Health, AlohaCare, Children's Hospital of Orange County, Community Health Network, Mass General Brigham, Northwell Health, Steward Health Care, UnityPoint Health, and UPMC.

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
Recognized industry leader by multiple third parties. The strength of our Solution has been recognized by multiple third-parties as among the best in the industry. These include KLAS Overall Customer Satisfaction Scores that are frequently among the highest in the peer group, as well as Chilmark Research and others. We recognized early on that healthcare organizations need purpose-built technology products and services to support data-driven insights, and have spent more than a decade building and commercializing our healthcare-specific Solution. We invested meaningful time and resources over the last decade to build a comprehensive and differentiated set of products and services for our customers, which is not easily replicated by other healthcare and/or technology companies. Our customers benefit from our technology innovation and expertise which allows them to avoid the significant time, financial resources, and technical proficiency they would need to invest to build related capabilities in-house. Similarly, the overall complexity and dynamic nature of healthcare require purpose-built products and services to address the challenges our customers face, preventing traditional technology companies from easily leveraging and deploying existing platforms.
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

Our Growth Strategies
Our growth strategies reflect our mission to be the catalyst for massive, measurable, data-informed healthcare improvement. Our focus on multiple channels, as well as our collaborative company culture, results in high levels of sustainable growth. Our strategic levers to drive growth include:
•Grow our overall customer base. We have a substantial opportunity to continue growing our customer base through our active sales and marketing strategy and significant word-of-mouth references. We currently estimate our total core addressable market to include more than 1,200 healthcare organizations, including health systems and risk-bearing entities. We believe there is ample room to win new business and deepen market penetration in our core market. Further, healthcare providers outside of the United States face similar challenges to those in the United States and can implement our Solution to address them. We plan to opportunistically pursue international markets by expanding our business in the United Kingdom, Canada, Asia-Pacific, and the Middle East.
•Expand within our current customer base. We intend to deepen and expand the relationships we have with our existing customer base. Our relationship with a new customer oftentimes starts through the use of targeted analytics applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our customers engage with us more broadly and purchase additional applications and services. We have achieved continued DOS Subscription customer growth in part due to strong customer retention and customer referrals. This is evidenced by our positive Dollar-based Retention Rates of 112%, 102%, and 109% for the years ended December 31, 2021, 2020, and 2019, respectively. We will continue to invest in helping customers identify additional uses for our Solution, ensuring they achieve measurable improvements throughout our relationship with them.
•Add new analytics applications and services offerings. The expansion of our Solution and enhancement of our applications library will accelerate as we deepen our customer relationships and add to our dataset. Because our platform is open and we partner with our customers, we are able to identify new opportunities for further improvements and leverage that insight with other customers across our core market to develop new analytics applications and services offerings. We have used this process to build several new software applications through our history, and we will continue to invest in product development, particularly at the analytics applications layer of our technology stack.
•Grow our addressable market through additional healthcare business segment adjacencies. We believe there are significant applications for our Solution outside of our core market, as evidenced by our early efforts to expand into the life sciences market and certain international markets. While we believe there are significant opportunities in our core market, these business segment agencies have the potential to significantly grow our addressable market and business over time.
•Selectively pursue acquisitions and partnerships. We plan to continue evaluating and identifying opportunities where we can leverage our platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty in growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Healthcare Data Works, Medicity, Able Health, Healthfinch, Vitalware, and Twistle. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships.

Our Solution
Our Solution empowers our customers to run a data-informed business. Our healthcare-specific, open, flexible, scalable and self-service data platform, advanced analytics applications, and services expertise guide our customers to greater levels of digital maturity, enabling clinical, financial, and operational improvements. The diagram below illustrates the three layers of our comprehensive Solution.
Data and analytics platform - the Data Operating System (DOS)
DOS is a healthcare-specific, open, flexible, scalable and self-service data and analytics platform that allows customers to integrate and organize their disparate data sources to enable insights across clinical, financial, and operational objectives. It serves as a digital backbone, allowing customers to extract data from transactional source systems, combine disparate data sets into a unified source of truth and query the dataset directly. DOS is a cloud-based technology that we primarily provide through Microsoft Azure. In order to enable more advanced feature development and functionality, we are in the process of migrating the small number of remaining on-premise DOS customers to Microsoft Azure.
DOS has been uniquely designed and purpose-built to handle the complex, ever-evolving nature of healthcare-specific data and analytics. This includes healthcare-specific terminology, data governance, meta-data management, and analytics. By creating healthcare-specific data models to organize industry-specific data, we enable faster and more repeatable analytics and insights. We have developed the capabilities to turn these insights into actions by connecting our analytics into the workflow systems, such as an electronic health record (EHR).
Differentiating attributes of our DOS include:
•Data Warehouse. We believe our innovative architecture has a proven track record of agility and adaptability to new rules, vocabularies, and data content. Our open and self-service platform enables database-level querying and custom analytics use-cases.
•Source Connectors. Our platform is designed to quickly ingest data from the numerous systems and siloed data sources our customers possess. We have prebuilt connectors to the most common transactional software systems used by healthcare organizations. The DOS data management console enables customers to manage robust ETL processes and scheduling.

•Cloud-based. Modern cloud-based architecture is secure and scalable. Being cloud-based enables quicker product iteration and innovation.
•Reusable data logic. Registries, value sets, and other data logic sit on top of the raw data and can be accessed, reused, and updated through open APIs, enabling customer and third-party application development. We update hundreds of registries, value sets, and measure logic regularly. We believe this reusable, healthcare data content enables customers to achieve analytic value more quickly than leveraging homegrown or cross-industry products and services.
•Machine learning. Embedded within DOS are machine learning algorithms that our customers can leverage for predictive analytics. Customers can also build their own machine learning data pipelines within DOS.
•Terminology services. By standardizing the complex language used to code entries in various health records and clinical systems, DOS facilitates decision support, consistent reporting, and analytics and interoperability.
•Expert data collections. A combination of our expert healthcare data model and suite of curated data collections tuned to general and specific healthcare solutions helps our customers build a sustainable data management system for the future needs of healthcare.
•Closed-loop EHR integration. Bridges the gap between insight and front-line action by interjecting knowledge at the point of care or service, including back into the workflow of source systems, such as an EMR.
•Text processing. Enables the extraction of additional data currently trapped in various unstructured text. We believe the ability to gather insight from clinical notes remains an area of untapped healthcare intelligence with tremendous potential.
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
•AI (Healthcare.AI). Transformational suite of healthcare-specific, self-service AI products distinguished by capabilities in analytics integration, predictive modeling, retrospective comparisons and prescriptive optimization.
•Analytics (PopAnalyzer). Enables non-SQL writers like clinicians and administrators to dynamically author, manage, view, and publish pre-built and custom population ruleset definitions using a drag-and-drop interface. Rulesets can be published as a registry, leveraged across the DOS analytics platform and augmented with summary metrics using our tools. These registries can be used for internal quality improvement and research efforts or for reporting to external organizational registries
•Reporting (PopInsights). Enables users to add clinical, financial, and operational measures in an executive dashboard format. Measures are trended over time and updated on a near real-time basis from DOS. Users can customize information, share it with others, and set their own alerts and notifications. As a result, executives and their teams are empowered to take control of the data deluge to plan, prioritize improvement projects, create alignment among groups, strategize the best products and services, and communicate decisions more effectively.
•Data entry (IDEA). Collects custom sets of data for instant entry into DOS.
•Benchmarking (Touchstone). Uses artificial intelligence to proactively identify where a customer is performing relative to benchmark sets composed of proprietary and publicly-available data; subsequently recommends and prioritizes opportunities for improvement.

Analytics applications
We have thoughtfully developed and acquired several scalable analytics applications that allow us to deliver the right data to the right place at the right time. Combining this pioneering technique with our data asset of more than one hundred million patient records, our customers systematically uncover opportunities for actionable interventions. We have organized our analytics applications into robust sets of applications that generate meaningful insights for improvement in key areas: Clinical & Quality, Population Health Management, Financial & Operational, and Research.

Clinical & Quality
•Patient safety (Patient Safety Monitor). Trigger-based surveillance system enabled by DOS. This application monitors patient-level data and applies machine learning algorithms to help clinicians predict whether a patient is currently at risk for a safety event so that the patient's clinicians can intervene as they deem necessary to prevent harm events.
•Clinical accelerators. Pre-built clinical data models and customizable visualizations that leverage the broad set of integrated data stored within our DOS platform for a specific analytic use-case. We believe these help customers achieve a much faster time-to-value solution compared to building an analytic model from the ground up.

Population Health Management
•Care management. Patient-centric population health service that utilizes data integration, patient stratification and intake, care coordination, patient engagement, and performance measurement to optimize care delivery for high-risk patients.
•Pop health analytics (Pop Analyzer, Stratify, Pop Insights). A suite of population-health specific analytics modules, enabling population-level analytics and reporting to support value-based care arrangements.
•EMR embedded insights (Care Gaps and Refills). Cloud-based product suite that provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time.
•Quality and regulatory measures (MeasureAble). Foundational product for integrating hundreds of measures across financial, regulatory, and quality departments and reporting those measures to third-party entities like CMS. Enables proactive measures surveillance to enhance outcomes and facilitates monitoring behaviors, interventions, and activities needed to influence, manage, or change outcomes.
•Pop health strategy (Value Optimizer). Allows for a comprehensive, quantified view of potential financial improvement opportunities within a value-based care arrangement. These insights help population health leaders optimize their value-based care strategy and make population health efforts profitable.
•Patient engagement (Twistle). Healthcare patient engagement SaaS technology that, among other uses, helps automate patient-centered, personalized, multi-channel communication between care teams and patients that aims to transform the patient experience, drive better care outcomes, and reduce healthcare costs.

Financial & Operational
•Activity-Based Costing (PowerCosting). Activity-based costing software application that leverages clinical and operational data from DOS to calculate a true cost of clinical processes and patients on the most granular level. Enables CFOs, physicians, service line leaders, and clinical and financial analysts to understand the true cost of providing care and relate those costs to patient outcomes.

•Revenue improvement & chargemaster analytics (VitalCDM). Revenue workflow optimization and analytics solution that organizes, displays, and manages all chargemaster data within one connected solution, enabling hospital billing departments to operate more transparently, price strategically, and present an accurate bill or claim with consistency. We believe this technology is proven to create more accurate reimbursement, increase operational efficiency, and minimize compliance risk.
•Labor productivity (PowerLabor). A labor management solution that allows healthcare decision makers to predict labor needs, plan for changes in staffing, and optimize staff-to-patient ratios.
•Revenue integrity & auditing (VitalIntegrity). Comprehensive charge capture solution that efficiently manages hospital charge capture processes, detects compliance issues and minimizes revenue leakage resulting from under-and over-charging, late or missing coding, mismatched charges and supplies, and a wide range of chargemaster-related issues.
•Price transparency (Hospital Price Index). Enables hospitals to address pricing transparency, including complex requirements of the price transparency mandate.
•Financial accelerators. Pre-built financial data models and customizable visualizations that leverage the broad set of integrated data stored within our DOS platform for a specific analytic use-case. We believe these help customers achieve a much faster time-to-value solution compared to building an analytic model from the ground up.

Research
•Clinical trials (Touchstone Match). Intelligent SaaS technology that enables researchers to perform clinical trial feasibility analyses, identify sites for clinical trials, and search for patients eligible for clinical trials leveraging our vast health dataset.
•Real-world data. Data registries that leverage our national repository of high-quality, research-grade healthcare data.

Services and improvement expertise
We provide a range of high-value-add professional services to help our customers implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our customers achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our services expertise can be provided as a supplement to our customers’ existing teams or as an outsourced function for our customers. Our team is comprised of over 465 analytics experts and over 65 domain experts, including several nationally-recognized healthcare and analytics leaders.
Our domain experts provide services across a range of specialties, including:
Infrastructure, data, and analytics services expertise:
•Data engineering services. Help customers ingest data sources and provide consulting around DOS best practice and strategy around leveraging new DOS features.
•Analytics engineering services. Partner with clients to generate meaningful insights produced from Health Catalyst technology that lead improvement efforts. Guides best practice and training.
•Implementation services. Implement and configure analytics applications.
•Data science services. Work with client teams to apply scientific methods, processes, algorithms, and systems to ask and answer questions using data.  In addition, build software tools to enable self-service capabilities for customers.
•Analytics strategy services. Provide agile development workshops, continued data architecture and Extract Transform Load support, documentation and training, measure reporting efficiency, and prioritization and staff augmentation.
•Data governance services. Offer advisory services related to leveraging customers’ unique, strategic data assets, managing data access and security, and establishing cross-functional governance structures.
•Outsourced services. Managed services solution that enables healthcare organizations to boost efficiencies, capabilities, and savings—and optimize employee experience—through outsourcing specific functions, such as data abstraction or analytics, to Health Catalyst.
Healthcare domain expertise:
•Quality and process improvement strategy. Organizational readiness assessments and opportunity analysis. Clinical pathways, best practices, and protocol implementation. Lean methodology and clinical variation reduction recommendations.
•Patient safety services. Transition from voluntary under-reporting to proactive prevention using data-driven triggers.
•Cost accounting services. Expert analysis of fine-grain activity-based costing methods and cost-saving improvement opportunities.
•Population health and value-based care services. Organizational transformation services to enhance abilities to take on cost risk for patient populations.
•Abstraction data submission services. Support in collecting quality and regulatory information and submitting it to various associations.
•Health Catalyst University - educational services. Hands-on courses, programs, and customizable training opportunities to provide our customers with knowledge, practical skills, and take-home tools needed to drive improvement efforts.
•Health Catalyst Research Network. A curated network that will include healthcare provider systems, biopharmaceutical companies, and contract research organizations to facilitate connections and collaboration to increase the efficiency, reach, and value of clinical research efforts.

Our Customers
Our customers comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics. We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, discussions regarding data and analytics strategy have oftentimes transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. No customer represented more than 10% of our total revenue for the years ended December 31, 2021, 2020, and 2019.
Team Members and Culture
We currently employ more than 1,200 team members. We believe that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
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
Our team members, who strive to uphold our values and live our mission every day, are at the forefront of cultivating and spreading this culture across the healthcare organizations that we serve. This continuous interaction across the entire Health Catalyst community creates a cycle that further reinforces our culture and fuels our growth.
Our team member engagement scores, as measured by Gallup, have consistently ranked in the 95th to 99th percentile and our KLAS Overall Customer Satisfaction Score has regularly outpaced the segment average. We engage compensation consultants to enable us to make data-informed decisions with respect to our compensation and benefit packages so we continue to attract and retain top talent. Moreover, we have received numerous awards and recognition for our culture and service to our customers. In total, we have been recognized 69 times as a “best place to work” by Glassdoor, Gallup, and Modern Healthcare, among others. Additionally, we have received multiple awards for customer satisfaction and excellence from KLAS, Chilmark Research, and others. For example, our Chargemaster Management product, a revenue analytics product addition through the Vitalware acquisition, was ranked Best in KLAS for 2019, 2020, 2021, and 2022. We believe that these honors demonstrate the loyalty of our team members and our customers and that our culture is driving the behaviors that will help fuel our future growth.
Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States, but opportunistically in other geographies, including the United Kingdom, the Middle East, and Asia-Pacific. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our customers’ and sales prospects’ leadership teams. In the third quarter of each year, we hold the Healthcare Analytics Summit (HAS), an event showcasing data-informed improvement in healthcare.
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
As of December 31, 2021, we had twelve issued U.S. patents, three issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2037, and two patent applications pending in the United States and one patent application pending in Canada. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
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
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competitors are industry-agnostic analytics companies, EHR companies, point solution vendors, as well as healthcare organizations that perform their own analytics. Industry-agnostic analytics companies include IBM, Tableau CRM, and Qlik. EHR companies include Cerner Systems and Epic Systems. Point solution companies include Optum Analytics, Premier, Arcadia.io, Strata Decision Technology, Craneware, Innovaccer, and Intersystems.
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

In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, including privacy safeguards, and security standards. Many states have also adopted data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them. In addition, certain states have adopted other laws governing the use and disclosure of personal information. For example, California recently enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (CPRA) was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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
•The federal civil and criminal false claims laws, such as the federal False Claims Act, and civil monetary penalties laws impose criminal and civil penalties and authorizes civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to a federal government healthcare program, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government has prosecuted revenue cycle management service providers for causing the submission of false or fraudulent claims in violation of the FCA. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.

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

The 21st Century Cures Act includes provisions related to data interoperability, information blocking, and patient access. The Centers for Medicare & Medicaid Services (CMS) and the Office of the National Coordinator for Health Information Technology (ONC) recently issued final rules related to these provisions, which include, among other things, requirements surrounding information blocking, changes to ONC's Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. Any failure to adequately comply with these rules may adversely impact our business and our ability to compete.

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

U.S. Food and Drug Administration (FDA)

The FDA regulates medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, FDCA excludes certain types of software from the definition of a medical device, including certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. Accordingly, we believe our currently marketed products are not currently regulated by the FDA as medical devices, or are otherwise subject to FDA’s current enforcement discretion policies.

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

Postmarket regulation - After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

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

Foreign regulations

Our subsidiaries in the United Kingdom, Singapore, and the United Arab Emirates are subject to additional regulations by the Government of the United Kingdom, as well as its subdivisions, the Government of Singapore, and the Government of the United Arab Emirates, respectively. These include federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status.

Foreign data collection. The collection and use of personal health data in the European Economic Area (EEA) is governed by various laws concerning privacy, data protection and data security, most notably the General Data Protection Regulation 2016/679 (GDPR). The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with offering goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to other countries, including the United States; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with data protection rules. In addition, member states of the EEA may impose further obligations relating to the processing of health data, which could further add to our compliance costs and limit how we process this information. From January 1, 2021, we may be subject to the GDPR and also the United Kingdom (UK) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from European Union member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. We also may become subject to similar laws and regulations in other countries outside of the EEA in which we do business.

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

As of December 31, 2021, we had more than 1,200 team members, almost all of whom are located in the United States. We have not experienced any work stoppages, and we consider our team member relations to be good. We encourage you to review the Environmental, Social and Governance scorecard found on our website at https://ir.healthcatalyst.com/esg/overview (ESG Website) for more detailed information regarding our human capital programs and initiatives. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Diversity and inclusion

We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. We continue to formalize and invest in our diversity and inclusion initiatives as further described on the ESG website listed above. These diversity and inclusion efforts – spearheaded by our Chief Diversity & Inclusion Officer and our five affinity groups in partnership with hundreds of our team members – focus on diversity and inclusion in our workforce, in our workplace and in healthcare. We continue to focus upon inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process, including expanding our internship program to include remote workplace options, attending diversity conferences and job fairs. Our Shades affinity group for team members of color contributes to the marketing and design of our AI driven Health Equity Assessment and Guidance Solution to overcome disparities in care in the healthcare ecosystem. Over the past year, we continued to expand our diversity training for our team members with the creation and launch of our Diversity Dialogue Series, which included outside speakers.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The ongoing waves of COVID-19, especially in light of the Delta and Omicron variants, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new DOS subscription customer, which we estimate to be approximately one year, could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations, or financial condition at this time.

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our Solution. The sales cycle for a new DOS subscription customer, from the time of prospect qualification to the completion of the first sale, we estimate to be approximately one year and in some cases has exceeded two years. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our Solution.

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

In the past, we have adjusted our prices as a result of offering new applications and services and customer demand. For example, in the fourth quarter of 2018, we began to introduce new pricing for our Solution to new customers, the full effect of which we expect would be realized in future years. While we determined these prices based on prior experience and feedback from customers, our assessments may not be accurate and we could be underpricing or overpricing our Solution, which may require us to continue to adjust our pricing model. Furthermore, as our applications and services change, then we may need to, or choose to, revise our pricing as our prior experience in those areas will be limited. For example, we introduced our subscription model in 2015, and we may need to continually refine our pricing model. Such changes to our pricing model or our inability to efficiently price our Solution could harm our business, results of operations, and financial condition and impact our ability to predict our future performance.

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

Historically, we have relied on a limited number of customers for a significant portion of our total revenue and accounts receivable. Our three largest customers during 2021 comprised 4.5%, 4.2%, and 3.5% of our revenue, or 12.2% in the aggregate. Our three largest customers during 2020 comprised 5.6%, 4.6%, and 3.9% of our revenue, or 14.1% in the aggregate. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees.

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

•difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired business;

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

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church, which has already occurred with one of the two co-founders of our company, Steven Barlow. In connection with this call to serve, Mr. Barlow took a leave-of-absence from his company responsibilities in March 2017 and returned from his leave of absence in August 2020. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our customers. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of customers. ONC and CMS recently promulgated final rules to support access, exchange, and use of electronic health information (EHI), referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule, and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces (APIs) to allow individuals to securely and easily access structured EHI using smartphone applications, provides patients with certain rights to electronic access to their EHI (structured and/or unstructured) at no cost and implements the information blocking provisions of the 21st Century Cures Act, subject to eight exceptions that will not be considered information blocking as long as specific conditions are met. The impact of the Final Rule on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the Final Rule by industry participants and regulators.

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

Our DOS platform and analytics applications are hosted from and use computing infrastructure provided by third parties, including Microsoft Azure and other computing infrastructure service providers. We have migrated and expect to continue to migrate a significant portion of our computing infrastructure needs to Microsoft Azure. We have made and expect to continue to make substantial investments in transitioning customers from our own managed data center to Microsoft Azure. We anticipate that this transition will increase the cost of hosting our technology and negatively impact our technology gross margin. We currently expect our planned transitions to be substantially complete by the end of 2022. Such migrations are risky and may cause disruptions to our Solution, service outages, downtime, or other problems and may increase our costs. Despite precautions taken during such transitions, any unsuccessful transition of technology may impair customers’ use of our technology which may cause greater costs or downtime and which may lead to, among other things, customer dissatisfaction and non-renewals.

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

Problems faced by our computing infrastructure service providers, including those operated by Microsoft, could adversely affect the experience of our customers. Microsoft Azure and other infrastructure vendors have had and may in the future experience significant service outages.
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

Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2021, we had filed applications for a number of patents, and we have twelve issued U.S., three issued Canadian patents, one issued Great Britain patent, and one issued European patent, as well as two patent applications pending in the United States and one patent application pending in Canada. We also had thirty registered trademarks in the United States, Singapore, United Arab Emirates, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

•Health information privacy and security laws. There are numerous federal and state laws and regulations that govern the privacy and security of health information. In particular, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of protected health information (PHI). By processing and maintaining PHI on behalf of our covered entity customers, we are a HIPAA business associate and are required to enter into BAAs with our covered entity clients to safeguard PHI, as well as BAAs with our subcontractors that access or otherwise process PHI on our behalf.

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

•Consumer protection regulation. Federal and state government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and dissemination of data, and the presentation of website or other electronic content, which may require compliance with certain standards for notice, choice, security, and access. California adopted the CCPA, which went into effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the CPRA recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.

•GDPR and foreign data privacy protection laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in the European Union (EU), the GDPR went into effect on May 25, 2018. If we or our vendors fail to comply with the applicable EU privacy laws, we could be subject to government enforcement actions and significant penalties against us. GDPR imposes data protection requirements for processing the personal data of individuals within the European Economic Area (EEA) relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Data protection authorities of the different EEA member states may also interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. From January 1, 2021, we may be subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

•Canadian data protection laws. Similarly, Canada’s Personal Information Protection and Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private-sector organizations may collect, use, and disclose personal information in the course of commercial activities. Foreign governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. Other jurisdictions besides the EU and Canada are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Furthermore, as we enter into business arrangements in countries outside of the United States, we will need to be prepared to comply with applicable local privacy laws. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as health-related data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

We cannot be certain that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. There is ongoing concern from privacy advocates, regulators, and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous, or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, including the CCPA and the CPRA, and we cannot yet determine the impact such laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our Solutions, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Any failure or perceived failure by us to comply with international, federal or state laws or regulations, industry standards, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our platform.

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

There are also numerous federal and state laws that prohibit the submission of false information, or the failure to disclose information, in connection with submission and payment of claims for health care items and services by health care providers. For example, the federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. The government has prosecuted RCM service providers for causing the submission of false or fraudulent claims in violation of the False Claims Act. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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
The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state and local authorities. The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act amended the FDCA to exclude from the definition of “medical device” certain types of medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. Accordingly, we believe our currently marketed products are not currently regulated by the FDA as medical devices, or that our products are otherwise subject to FDA’s current enforcement discretion policies applicable to software products. However, there is a risk that the FDA could disagree with our determination, or that the FDA could alter its enforcement discretion policies, and in each case, subject our software to more stringent medical device regulations.
If the FDA determines that any of our current or future analytics applications are regulated as medical devices and not otherwise subject to enforcement discretion, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. If this occurs, we may be required to cease marketing or to recall our product until we obtain the requisite clearances or approvals, which would entail significant cost and could harm our business. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or comparable state or foreign regulatory authorities, including: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, recalls, termination of distribution, administrative detentions, seizure of our products, operating restrictions, partial suspension or total shutdown of production, delays in or refusal to grant clearances or approvals, prohibitions on sales of our products, and criminal prosecution. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

The healthcare regulatory and political framework is uncertain and evolving.
Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations could create unexpected liabilities for us, cause us to incur additional costs, and/or restrict our operations. Reforming the healthcare industry has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes and policy goals. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations. By way of example, in March 2010, the Affordable Care Act, or ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted our industry and, to some degree, our business. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. We anticipate that new cost containment measures or other healthcare reforms will continue to be implemented at both the federal and state level, any of which could harm our business, financial condition and results of operations.

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

As of December 31, 2021 and December 31, 2020, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $580.0 million and $419.6 million, respectively, and state income tax purposes of approximately $465.7 million and $334.6 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.

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

We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, and Twistle in February 2020, July 2020, September 2020, and July 2021, respectively. Our limited operating history, in particular with respect to the businesses we acquired in 2020 and 2021, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers and retain existing customers, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our customers and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that customers share with us, process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.

We have experienced significant net losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in the past, including net losses of $153.2 million and $115.0 million in the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $878.9 million as of December 31, 2021. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with customers, develop our platform, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. To date, we have financed our operations principally from the proceeds we received through private sales of equity securities, payments received from sales of our Solution, borrowings under our loan and security agreements, our initial public offering (IPO), the Note Offering, and sale of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share in August 2021 (the Secondary Public Equity Offering). We may also fail to improve the gross margins of our business. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition, and results of operations would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our management has broad discretion in the use of proceeds from our IPO, the Note Offering, and the Secondary Public Equity Offering and our use may not produce a positive rate of return.

The principal purposes of our IPO were to increase our capitalization and financial flexibility, create a public market for our stock and thereby enable access to the public equity markets by our employees and stockholders, obtain additional capital, and strengthen our position in the healthcare data analytics applications and services market. We used a portion of the Note Offering proceeds to pay the cost of the capped call transactions related thereto and to prepay in full all outstanding indebtedness under our credit agreement with OrbiMed. We cannot specify with certainty our plans for the use of the net proceeds we received from these offerings. However, we intend to use the net proceeds we received from our IPO and Secondary Public Equity Offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds from these offerings for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. Our management has broad discretion over the specific use of the net proceeds we received in these offerings and might not be able to obtain a significant return, if any, on investment of these net proceeds. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO, the Note Offering, and Secondary Public Equity Offering effectively, our business, results of operations, and financial condition could be harmed.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future, including through offerings similar to the Secondary Public Equity Offering during the third quarter of 2021. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisitions of Able Health, Healthfinch, Vitalware, and Twistle in February 2020, July 2020, September 2020, and July 2021, respectively. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

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

Our amended and restated bylaws include an exclusive forum provision that provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•any derivative action or proceeding brought on our behalf;

•any action asserting a breach of fiduciary duty owed to us or our stockholders by any of our current or former directors, officers or other employees;

•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or

•any action that is governed by the internal affairs doctrine and asserts a claim against us or any of our current or former directors, officers or other employees or stockholders.

This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act; however, a court may not enforce such provision.

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

General Risks

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

Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in South Jordan, Utah where we lease facilities totaling approximately 118,207 square feet under a lease agreement that expires on December 31, 2031. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease offices elsewhere in the United States for sales, professional services, and other personnel, including offices in Minneapolis, Minnesota, Alpharetta, Georgia, Madison, Wisconsin, Yakima, Washington, and Dallas, Texas.
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
Holders of record
As of December 31, 2021, there were 163 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend policy
We do not intend to pay cash dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

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
The graph set forth below compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, Nasdaq Healthcare Index (new peer group), and S&P 500 Information Technology Index (old peer group) between July 25, 2019 (the date our common stock commenced trading) through December 31, 2021. We believe the new peer group, which includes Health Catalyst, better reflects companies relevant to our current business. All values assume a $100 initial investment at market close on July 25, 2019. The initial public offering price of our common stock, which had a closing stock price of $39.17 on July 25, 2019, was $26.00 per share. Data for the S&P 500, Nasdaq Healthcare, and S&P 500 Information Technology indices assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	Jul 25, 2019(1)	Dec 31, 2019	Jun 30, 2020	Dec 31, 2020	Jun 30, 2021	Dec 31, 2021
Health Catalyst, Inc.	100	89	74	111	142	101
S&P 500	100	108	103	125	143	159
S&P 500 IT (old peer group)	100	112	128	159	180	212
Nasdaq Healthcare (new peer group)	100	114	128	149	160	143
__________________
(1)Base period

Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer purchases of equity securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and "Special Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K filed on February 25, 2021.
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises a cloud-based data platform, analytics software, and professional services expertise. Our customers, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data-informed.
Health Catalyst was founded in 2008 by healthcare analytics industry pioneers. Our founders and team developed the initial version of our Solution, consisting of an early version of our data platform, select analytics accelerators, and professional services expertise. From the beginning, our Solution has been focused on enabling our mission: to be the catalyst for massive, measurable, data-informed healthcare improvement. We currently employ more than 1,200 team members.
Highlights from the years ended December 31, 2021, 2020, and 2019 include:
•For the years ended December 31, 2021, 2020, and 2019, our total revenue was $241.9 million, $188.8 million, and $154.9 million, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recent acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•For the years ended December 31, 2021, 2020, and 2019, we incurred net losses of $153.2 million, $115.0 million, and $60.1 million, respectively.
•For the years ended December 31, 2021, 2020, and 2019, our Adjusted EBITDA was $(11.2) million, $(21.3) million, and $(27.4) million, respectively.
See “Reconciliation of Non-GAAP Financial Measures” below for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP. See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
In August 2021, we completed an underwritten public offering of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share. We received net proceeds of $245.2 million, after deducting the underwriting discounts and commissions and other offering costs.

COVID-19 Impact

The COVID-19 pandemic and the related adverse public health developments, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. We believe that the ongoing waves of COVID-19, especially in light of the Delta and Omicron variants, coupled with the potential for new variants and vaccination rates in certain areas of the country, likely indicate that our country and national healthcare system will be under some amount of continued operational and budgetary strain over the coming months. Nevertheless, we continue to be encouraged as we witness meaningful evidence that the healthcare provider ecosystem is much better equipped and prepared to respond to the ongoing pandemic, including through treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization.

We benefit from a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the years ended December 31, 2021 and 2020. Additionally, we benefit from a high level of technology revenue predictability, especially our DOS subscription customers whose contracts typically have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has increased meaningfully. Given these factors, our technology dollar-based retention has not been impacted as a result of COVID-19 and we would anticipate similar dynamics moving forward.

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
Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. We categorize our customer count into two primary categories: DOS Subscription Customers and Other Customers. DOS Subscription Customers are defined as customers who directly or indirectly access our DOS platform via a technology subscription contract. Other customers generally include DOS non-subscription customers and other customers from historical acquisitions. As of December 31, 2021, 2020, and 2019, we had 90, 74, and 65 DOS Subscription Customers with active subscriptions, respectively. As of December 31, 2021, we served over 350 Other Customers compared to 300 as of December 31, 2020. The increase in Other Customers from 2020 to 2021 was primarily due to our acquisition of Twistle and new Vitalware customers.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2021, greater than 90% of our total revenue was recurring in nature. Customers pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., DOS-only). We generally provide access to our technology and deliver professional services to customers on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. Most of our technology and professional services contracts with DOS subscription customers have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. As we increase the use cases we address at a given customer, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our customer base over time as evidenced by a Dollar-based Retention Rate of 112%, 102%, and 109% for the years ended December 31, 2021, 2020, and 2019, respectively.

The primary costs incurred to deliver our technology are hosting fees and headcount-related costs associated with our cloud services and support teams. Hosting fees are related to providing our technology through a cloud-based environment hosted primarily by Microsoft Azure. However, we also have deployed DOS on-premise to a small number of customers. Over time, we plan to migrate our on-premise and private data center customers to Azure-hosted environments, increasing our technology cost of revenue. We have experienced and expect to continue to experience operational inefficiencies associated with managing multiple hosting providers, resulting in a headwind against Adjusted Technology Gross Margin. The primary costs incurred to deliver our professional services are the salaries, benefits, and other headcount-related costs of our team members.
We delineate our sales organization by new customer acquisition and existing customer retention and expansion. Selling efforts to new customers vary. Many of our new customers engage with us broadly for multiple use cases, requiring buy-in during the sales cycle across the C-suite. Alternatively, in some instances, we engage with a customer in a single-use case. After we demonstrate measurable improvements, we work with our customers to expand the utilization of our Solution to other use cases or enterprise-wide. The average sales cycle for a new DOS subscription customer is estimated to be approximately one year, and that timeline can vary materially. Because of our vertical focus on the healthcare industry, we believe our sales and marketing resources can be deployed more efficiently than at horizontally-focused companies that provide technology and services to multiple industries. Over the past few years, we have invested in growth infrastructure by adding to our sales operations and marketing teams, which are built to help us scale over the long term.
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

Key Business Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except percentages)
Total revenue	$241,926	$188,845	$154,941
Adjusted Technology Gross Profit	102,326	75,666	56,378
Adjusted Technology Gross Margin	69%	68%	67%
Adjusted Professional Services Gross Profit	$25,544	$19,358	$24,494
Adjusted Professional Services Gross Margin	27%	25%	35%
Total Adjusted Gross Profit	$127,870	$95,024	$80,872
Total Adjusted Gross Margin	53%	50%	52%
Adjusted EBITDA	$(11,248)	$(21,287)	$(27,363)
We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine team member incentives. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
Adjusted gross profit and adjusted gross margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, stock-based compensation, and acquisition-related costs, net, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these measures generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
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
See “Reconciliation of Non-GAAP Financial Measures” below for information regarding the limitations of using our Adjusted EBITDA as a financial measure and for a reconciliation of our net loss to Adjusted EBITDA, the most directly comparable financial measure calculated in accordance with GAAP.

Other Key Metrics
We also regularly monitor and review the number of DOS Subscription Customers and Dollar-based Retention Rate as shown in the following tables:

	As of December 31,
	2021	2020	2019
DOS Subscription Customers	90	74	65
DOS subscription customers
Since 2016, our primary contracting model is a subscription-based contract to our DOS platform, analytics applications, and professional services. Given how fundamental DOS is to our Solution and because the vast majority of our total revenue is derived from DOS Subscription Customers, we believe our DOS Subscription Customer count is the best representation of our market penetration and the growth of our business.

	Year Ended December 31,
	2021	2020	2019
Dollar-based Retention Rate	112%	102%	109%
Dollar-based Retention Rate
We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the Annual Recurring Revenue (ARR) from customers as of the date 12 months prior to such period end (prior period ARR). We then calculate the sum of the ARR from these same customers as of the current period end (current period ARR). Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes revenue from new customers added in the current period. We then divide the current period ARR by the prior period ARR to arrive at our Dollar-based Retention Rate. We calculate ARR for each customer as the expected monthly recurring revenue of our customers as of the last day of a period multiplied by 12. Because our primary business model is to contract for our DOS platform, analytics applications, and professional services, acquired customers that have not subscribed to DOS, including legacy Medicity, Able Health, Healthfinch, Vitalware, and Twistle, are not included in the Dollar-based Retention Rate metrics.
Given our high level of technology revenue predictability, we would anticipate minimal impact on our technology Dollar-based retention as a result of COVID-19. As noted, our Dollar-based Retention Rate Key Metric excludes customers who are not DOS Subscription Customers, including customers added through acquisition, as the go-forward technology revenue growth profiles of these businesses may vary from our core DOS Subscription Customers. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect flat to declining revenue from Medicity customers in the foreseeable future.
The financial strain imposed by COVID-19 on a number of our customers led to a meaningfully lower professional services dollar-based retention in 2020 due to discounts provided to support our customers through the financial strain related to the initial outbreak. We did not provide similar discounts during 2021 and saw improvement in professional services dollar-based retention compared to 2020. Given that our customer base will be under some amount of continued pandemic-related financial and operational uncertainty over the coming months and the nature of our contract structure for professional services, we anticipate that there will be more variation to our professional services dollar-based retention in the near-term. While the vast majority of our professional services revenue are recurring in nature, we also provide customers with an option to engage with us for non-recurring, project-based professional services fees. These non-recurring, project-based fees are less predictable than our recurring services and can drive fluctuations in quarterly professional services revenues and in prior period comparisons.

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
The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$147,718	$94,208	$241,926
Cost of revenue, excluding depreciation and amortization	(47,516)	(76,838)	(124,354)
Gross profit, excluding depreciation and amortization	100,202	17,370	117,572
Add:
Stock-based compensation	2,063	8,047	10,110
Acquisition-related costs, net(1)	61	127	188
Adjusted Gross Profit	$102,326	$25,544	$127,870
Gross margin, excluding depreciation and amortization	68%	18%	49%
Adjusted Gross Margin	69%	27%	53%
__________________
(1) Acquisition-related costs, net includes deferred retention expenses following the acquisition of Twistle.

	Year Ended December 31, 2020
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$110,467	$78,378	$188,845
Cost of revenue, excluding depreciation and amortization	(35,604)	(62,473)	(98,077)
Gross profit, excluding depreciation and amortization	74,863	15,905	90,768
Add:
Stock-based compensation	803	3,453	4,256
Adjusted Gross Profit	$75,666	$19,358	$95,024
Gross margin, excluding depreciation and amortization	68%	20%	48%
Adjusted Gross Margin	68%	25%	50%

	Year Ended December 31, 2019
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$83,975	$70,966	$154,941
Cost of revenue, excluding depreciation and amortization	(27,797)	(47,548)	(75,345)
Gross profit, excluding depreciation and amortization	56,178	23,418	79,596
Add:
Stock-based compensation	200	968	1,168
Acquisition-related costs, net(1)	—	108	108
Adjusted Gross Profit	56,378	24,494	80,872
Gross margin, excluding depreciation and amortization	67%	33%	51%
Adjusted Gross Margin	67%	35%	52%
__________________
(1)Acquisition-related costs, net includes post-acquisition restructuring costs following the acquisition of Medicity.
Adjusted Technology Gross Margin increased slightly from 68% for the year ended December 31, 2020 to 69% for the year ended December 31, 2021. This year-over-year performance was mainly driven by existing customers paying higher technology access fees from contractual, built-in escalators, without the corresponding increase in hosting costs, offset partially by headwinds due to the continued costs associated with transitioning a portion of our customer base to Azure hosted environments. We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin increased from 25% for the year ended December 31, 2020 to 27% for the year ended December 31, 2021, due primarily to the impact of prior year professional services discounts provided to support our customers through the financial strain they experienced related to COVID-19, greater non-recurring and project-based revenue, and a shift in the mix of professional services delivered. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin. Adjusted Professional Services Gross Margin may fluctuate on a quarterly basis due to changes in the mix of services we provide and the amount of operational overhead required to deliver our services.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, loss on extinguishment of debt, income tax provision (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, net, and non-recurring lease-related charges. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(153,210)	$(115,017)	$(60,096)
Add:
Interest and other expense, net	16,458	11,572	3,419
Loss on extinguishment of debt	—	8,514	1,670
Income tax provision (benefit)	(6,898)	(1,194)	142
Depreciation and amortization	37,528	18,725	9,212
Stock-based compensation	65,145	37,957	17,844
Acquisition-related costs, net(1)	27,929	16,758	446
Non-recurring lease-related charges(2)	1,800	1,398	—
Adjusted EBITDA	$(11,248)	$(21,287)	$(27,363)
__________________
(1)Acquisition-related costs, net includes third party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details refer to Note 2 in our consolidated financial statements.
(2)Non-recurring lease-related charges includes the lease-related impairment charge for the subleased portion of our corporate headquarters and duplicate rent expense incurred during the relocation of our corporate headquarters. For additional details refer to Note 9 in our consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations
•Impact of COVID-19 pandemic. The COVID-19 pandemic has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The ongoing waves of COVID-19, especially in light of the Delta and Omicron variants, as well as intensified measures undertaken to contain the spread of COVID-19, could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
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
•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our customer base will enable us to drive growth. Over the last few years, we have developed and deployed several new analytics applications including PowerCosting (formerly known as CORUS), PowerLabor, Touchstone, Patient Safety Monitor, Pop Analyzer (formerly known as Population Builder), and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new customers.
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, and Twistle in July 2021. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Customers, thus impacting our overall growth rate. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful related to the recent acquisitions, this could offset revenue declines from Medicity customers. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near-term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. In 2021, our technology revenue and professional services revenue represented 61% and 39% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Transitions to Microsoft Azure as DOS hosting provider. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We maintain a small number of customers that have deployed DOS on-premise. We are in the process of migrating customers who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides customers with more advanced DOS product functionality and a more seamless customer experience; however, hosting customers in Azure is more costly than on-premise deployments on a per-customer basis. This transition has resulted in higher cost of technology revenue and a reduced Adjusted Technology Gross Margin.

Recent Acquisitions

Twistle, Inc.

On July 1, 2021, we acquired Twistle Inc. (Twistle), a healthcare patient engagement SaaS technology company that automates patient-centered communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare and life science organizations. The acquisition consideration transferred was $91.9 million, consisting of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, which had an initial estimated fair value of $2.1 million.

Vitalware, LLC

On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers analytics for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware. The earn-out contingent consideration liability was settled during the second quarter of 2021.

Healthfinch, Inc.

On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch. Approximately half of the earn-out was settled during the third quarter of 2021 and the remaining amount is expected to be settled during the first quarter of 2022.
Able Health, Inc.

On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading software-as-a-service provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. We believe this acquisition will strengthen Health Catalyst’s Quality and Regulatory Measures capabilities. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental customer billings for the year ended December 31, 2020. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health. The earn-out contingent consideration liability was settled during the first quarter of 2021.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2021, 2020, and 2019, technology revenue represented 61%, 58%, and 54% of total revenue, respectively, and professional services revenue represented 39%, 42%, and 46% of total revenue, respectively.

Technology revenue.    Technology revenue primarily consists of subscription fees charged to customers for access to use our data platform and analytics applications. We provide customers access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and have up to a three-year term, of which the majority are terminable after one year upon 90 days' notice. The vast majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition customers to third-party hosted data centers with Microsoft Azure, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of customers from on-premise and our managed data centers to Microsoft Azure.
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

General and administrative.    General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, outside legal, accounting, directors' fees, lease-related impairment charges, and the change in fair value of contingent consideration liabilities.
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
As of December 31, 2021, we had federal and state NOLs of $580.0 million and $465.7 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2023, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 (ARPA) was enacted and signed into U.S. law to provide additional economic stimulus and tax credits. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act and ARPA do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provided for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. We began deferring the social security payroll tax match in April 2020 and fully paid all related deferred payroll taxes in December 2021.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue:
Technology	$147,718	$110,467	$83,975
Professional services	94,208	78,378	70,966
Total revenue	241,926	188,845	154,941
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	47,516	35,604	27,797
Professional services(1)(2)	76,838	62,473	47,548
Total cost of revenue, excluding depreciation and amortization	124,354	98,077	75,345
Operating expenses:
Sales and marketing(1)(2)	75,027	55,411	47,284
Research and development(1)(2)	62,733	53,517	46,252
General and administrative(1)(2)(3)	85,934	59,240	31,713
Depreciation and amortization	37,528	18,725	9,212
Total operating expenses	261,222	186,893	134,461
Loss from operations	(143,650)	(96,125)	(54,865)
Loss on extinguishment of debt	—	(8,514)	(1,670)
Interest and other expense, net	(16,458)	(11,572)	(3,419)
Loss before income taxes	(160,108)	(116,211)	(59,954)
Income tax provision (benefit)	(6,898)	(1,194)	142
Net loss	$(153,210)	$(115,017)	$(60,096)
__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2021	2020	2019
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$2,063	$803	$200
Professional services	8,047	3,453	968
Sales and marketing	22,698	13,093	3,811
Research and development	10,213	8,069	4,841
General and administrative	22,124	12,539	8,024
Total	$65,145	$37,957	$17,844

(2)Includes acquisition-related costs, net, as follows:

	Year Ended December 31,
	2021	2020	2019
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$61	$—	$—
Professional services	127	—	108
Sales and marketing	592	—	306
Research and development	901	—	32
General and administrative	26,248	16,758	—
Total	$27,929	$16,758	$446

(3)Includes non-recurring lease-related charges, as follows:

	Year Ended December 31,
	2021	2020	2019
Non-recurring lease-related charges:	(in thousands)
General and administrative	$1,800	$1,398	$—

	Year Ended December 31,
	2021	2020	2019
Revenue:
Technology	61%	58%	54%
Professional services	39	42	46
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	19	18
Professional service	32	33	31
Total cost of revenue, excluding depreciation and amortization	52	52	49
Operating expenses:
Sales and marketing	31	29	31
Research and development	26	28	30
General and administrative	36	31	20
Depreciation and amortization	16	10	6
Total operating expenses	109	98	87
Loss from operations	(61)	(50)	(36)
Loss on extinguishment of debt	—	(5)	(1)
Interest and other expense, net	(7)	(6)	(2)
Loss before income taxes	(68)	(61)	(39)
Income tax provision (benefit)	(3)	(1)	—
Net loss	(65)%	(60)%	(39)%

Discussion of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$147,718	$110,467	$37,251	34%
Professional services	94,208	78,378	15,830	20%
Total revenue	$241,926	$188,845	$53,081	28%
Percentage of revenue:
Technology	61%	58%
Professional services	39	42
Total	100%	100%
Total revenue was $241.9 million for the year ended December 31, 2021, compared to $188.8 million for the year ended December 31, 2020, an increase of $53.1 million, or 28%.
Technology revenue was $147.7 million, or 61% of total revenue, for the year ended December 31, 2021, compared to $110.5 million, or 58% of total revenue, for the year ended December 31, 2020. The revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, and revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $94.2 million, or 39% of total revenue, for the year ended December 31, 2021, compared to $78.4 million, or 42% of total revenue, for the year ended December 31, 2020. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, greater non-recurring and project-based services, partially offset by lower professional services dollar-based retention achieved in 2020 relative to historical performance as a result of the COVID-19 pandemic.

Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$47,516	$35,604	$11,912	33%
Professional services	76,838	62,473	14,365	23%
Total cost of revenue, excluding depreciation and amortization	$124,354	$98,077	$26,277	27%
Percentage of total revenue	51%	52%
Cost of technology revenue, excluding depreciation and amortization, was $47.5 million for the year ended December 31, 2021, compared to $35.6 million for the year ended December 31, 2020, an increase of $11.9 million, or 33%. The increase in cost of technology revenue was primarily due to $3.8 million in increased cloud computing and hosting costs largely from the recent acquisitions and the expanded use of Microsoft Azure to serve existing and new customers, $3.4 million of increased salary and related personnel costs from additional cloud services and support headcount, $2.4 million from increased dues and subscriptions, and $1.3 million of additional stock-based compensation.
Cost of professional services revenue was $76.8 million for the year ended December 31, 2021, compared to $62.5 million for the year ended December 31, 2020, an increase of $14.4 million, or 23%. This increase was primarily due to an $8.7 million increase in salary and related personnel costs from additional professional services headcount, a $4.6 million increase in stock-based compensation, and a $1.2 million increase in contractor and outside service fees.

Operating Expenses
Sales and marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$75,027	$55,411	$19,616	35%
Percentage of total revenue	31%	29%
Sales and marketing expenses were $75.0 million for the year ended December 31, 2021, compared to $55.4 million for the year ended December 31, 2020, an increase of $19.6 million, or 35%. The increase was primarily due to additional stock-based compensation of $9.6 million and greater salary and related personnel costs from additional headcount of $8.8 million.
Sales and marketing expense as a percentage of total revenue increased from 29% in the year ended December 31, 2020 to 31% in the year ended December 31, 2021.
Research and development

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$62,733	$53,517	$9,216	17%
Percentage of total revenue	26%	28%
Research and development expenses were $62.7 million for the year ended December 31, 2021, compared to $53.5 million for the year ended December 31, 2020, an increase of $9.2 million, or 17%. The increase was primarily due to a $4.8 million increase in salary and related personnel costs from additional development team headcount, a $2.1 million increase in stock-based compensation, and a $2.2 million increase in contractor and outside service fees.
Research and development expense as a percentage of revenue decreased from 28% in the year ended December 31, 2020 to 26% in the year ended December 31, 2021.
General and administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$85,934	$59,240	$26,694	45%
Percentage of total revenue	36%	31%
General and administrative expenses were $85.9 million for the year ended December 31, 2021, compared to $59.2 million for the year ended December 31, 2020, an increase of $26.7 million, or 45%. The increase was primarily due to increases of $9.6 million in stock-based compensation, $8.6 million in change in fair value of contingent consideration liabilities, $6.3 million in salary and related personnel costs from additional headcount, $1.8 million in lease-related impairment charges, and $1.2 million in dues and subscriptions, which were partially offset by a decrease of $1.4 million in duplicate headquarter rent expense and $1.3 million in decreased acquisition-related transaction costs.
General and administrative expense as a percentage of revenue increased from 31% in the year ended December 31, 2020 to 36% in the year ended December 31, 2021.
Depreciation and amortization

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$37,528	$18,725	$18,803	100%
Percentage of total revenue	16%	10%

Depreciation and amortization expenses were $37.5 million for the year ended December 31, 2021, compared to $18.7 million for the year ended December 31, 2020, an increase of $18.8 million, or 100%. This increase was primarily due to the amortization of acquired intangible assets from our recent business acquisitions.
Depreciation and amortization expense as a percentage of revenue increased from 10% in the year ended December 31, 2020 to 16% in the year ended December 31, 2021.
Loss on extinguishment of debt

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$(8,514)	$8,514	n/m(1)
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
Interest and other expense, net

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Interest income	$831	$2,094	$(1,263)	(60)%
Interest expense	(17,313)	(13,716)	(3,597)	26%
Other income (expense)	24	50	(26)	(52)%
Total interest and other expense, net	$(16,458)	$(11,572)	$(4,886)	42%
Interest and other expense, net increased $4.9 million, or 42%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change is primarily due to an increase in non-cash interest expense of $4.2 million from the amortization of debt issuance costs and discounts related to our Notes Offering that occurred in April 2020. There was also a decrease in interest income of $1.3 million primarily due to lower market interest rates.
Income tax provision (benefit)

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Income tax provision (benefit)	$(6,898)	$(1,194)	$(5,704)	n/m(1)
__________________
(1)Not meaningful.

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. The income tax benefit of $6.9 million and $1.2 million recorded for the years ended December 31, 2021 and 2020, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the respective periods. The releases of valuation allowance are attributable to the acquisition of Twistle and Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $445.0 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our IPO, the Note Offering, and the Secondary Public Equity Offering. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Secondary Public Equity Offering
In August 2021, we completed an underwritten public offering of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share. We received net proceeds of $245.2 million, after deducting the underwriting discounts and commissions and other offering costs.
The offering was made pursuant to an effective shelf registration statement (File No. 333-258625) filed with the Securities and Exchange Commission. We plan to use the proceeds for continuing operations and potential future acquisitions.
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
Refer to Note 10 of our consolidated financial statements for additional details regarding the private offering of the Notes and the Capped Calls.
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

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(23,123)	$(26,148)	$(32,184)
Net cash used in investing activities	(139,678)	(82,565)	(209,602)
Net cash provided by financing activities	264,084	182,609	231,381
Effect of exchange rate changes on cash and cash equivalents	(10)	26	6
Net increase (decrease) in cash and cash equivalents	$101,273	$73,922	$(10,399)
Operating activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2021, net cash used in operating activities was $23.1 million, which included a net loss of $153.2 million. Non-cash charges primarily consisted of  $65.1 million in stock-based compensation, $37.5 million in depreciation and amortization of property, equipment, and intangible assets, $20.0 million in change in fair value of contingent consideration liabilities, and $11.9 million in amortization of debt discount and issuance costs, reduced by the $7.1 million deferred tax benefit. The $9.1 million of payments in excess of the acquisition date fair value to settle the cash-based portion of contingent consideration liabilities was included in the net cash used in operating activities.
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
Investing activities

Net cash used in investing activities for the year ended December 31, 2021 of $139.7 million was primarily due to purchases of short-term investments of $261.4 million, reduced by the sale and maturity of short-term investments of $186.9 million. There were also investing cash outflows of $46.8 million to acquire Twistle, $11.8 million in purchases of property, equipment, and intangible assets, including leasehold improvements and furnishings for our new corporate headquarters, and $6.6 million of capitalized internal use software development costs.

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
Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 of $264.1 million was primarily the result of $245.2 million in public offering proceeds, net of underwriters' discounts and commissions, $20.4 million in stock option exercise proceeds, and $4.8 million in proceeds from our ESPP, reduced by the $6.3 million in payments of acquisition-related obligations.

Net cash provided by financing activities for the year ended December 31, 2020 of $182.6 million was primarily the result of $222.5 million in net proceeds from the private offering of the Notes, $36.3 million in stock option exercise proceeds, and $4.3 million in proceeds from our ESPP, reduced by the $57.0 million payoff of the OrbiMed Credit Facility, $21.7 million used to purchase Capped Calls, including issuance costs, and the $1.6 million in payments of acquisition-related obligations

Net cash provided by financing activities for the year ended December 31, 2019 of $231.4 million was primarily the result of $194.6 million in IPO proceeds, net of underwriters’ discounts and commissions, $47.2 million in net proceeds drawn under the OrbiMed Credit Facility, $12.1 million in net proceeds from the sale and issuance of Series F redeemable convertible preferred stock, $2.7 million in stock option exercise proceeds, and $3.0 million in proceeds from our ESPP, reduced by the $21.8 million payoff of the SVB debt, $4.6 million in payments of deferred offering costs, and $1.7 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments

The contractual commitment amounts summarized below are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction.
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
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due in 2025. The Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, with the form of consideration determined at our election. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock).
Refer to Note 10 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our contractual obligations related to these convertible senior notes.
Operating lease obligations
We lease office space and certain equipment under operating leases that expire between 2022 and 2031. As of December 31, 2021, we had total future operating lease payment obligations of $29.8 million, with $3.4 million payable within the next 12 months.
Refer to Note 9 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our operating lease obligations.
Contingent consideration liabilities
The Twistle acquisition included a contractual obligation in the form of potential contingent consideration based on certain revenue-based earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022. The Twistle contingent consideration is capped at $65.0 million and will be paid in a combination of approximately 20% cash and 80% in shares of our common stock.
The Healthfinch acquisition included a contractual obligation in the form of potential contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. Approximately half of the Healthfinch earn-out contingent consideration liability was settled during the third quarter of 2021 for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability is expected to be settled during the first quarter of 2022.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The estimated fair value of the contingent consideration liabilities is $19.3 million as of December 31, 2021.
Refer to Notes 2 and 7 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding these acquisition-related contingent consideration liabilities.
Off-balance sheet arrangements
As of December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Stock-based compensation
Stock-based awards, including stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), and restricted shares are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however, we also consider whether any adjustments are required as a result of material nonpublic information to which the market is likely to react positively upon announcement. The expense is recognized straight-line over the vesting period for awards with a service condition. The accelerated attribution method is used for PRSUs.
We record forfeitures of stock-based awards as the actual forfeitures occur. For awards subject to performance conditions, we record expense when the performance condition becomes probable. Each reporting period, we evaluate the probability of achieving the performance criteria, estimate the number of shares that are expected to vest, and adjust the related compensation expense accordingly.
We estimate the fair value of purchase rights issued under the 2019 Health Catalyst Employee Stock Purchase Plan (ESPP) as of the beginning of each offering period using the Black-Scholes option-pricing model. This requires the input of subjective assumptions, including the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over each six-month ESPP offering period.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $445.0 million and $270.9 million as of December 31, 2021 and 2020, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of December 31, 2021 and 2020, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. However, we continue to monitor and assess the impact of the recent inflationary pressures on our business operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – identification of and accounting for performance obligations

Description of the Matter
As described in Note 1 and Note 3 to the consolidated financial statements, the Company primarily derives its revenues from recurring technology and professional services subscriptions. When the Company’s contracts contain multiple performance obligations that are determined to be distinct, the performance obligations are accounted for separately. In such cases, the transaction price is allocated to the distinct performance obligations on a standalone selling price basis and the timing of revenue recognition is determined separately for each performance obligation.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Catalyst, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Health Catalyst, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Health Catalyst, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Health Catalyst, Inc. as of December 31, 2021 and 2020, the related consolidated statement of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 1, 2022

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$193,227	$91,954
Short-term investments	251,754	178,917
Accounts receivable, net(1)	48,801	48,296
Prepaid expenses and other assets	14,609	10,632
Total current assets	508,391	329,799
Property and equipment, net	23,316	12,863
Operating lease right-of-use assets	21,133	24,729
Intangible assets, net	104,788	98,921
Goodwill	169,972	107,822
Other assets	4,496	3,606
Total assets	$832,096	$577,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,693	$5,332
Accrued liabilities	23,725	16,510
Deferred revenue(1)	56,632	47,145
Operating lease liabilities	3,425	2,622
Contingent consideration liabilities	4,576	14,427
Acquisition-related consideration payable	—	2,000
Total current liabilities	93,051	88,036
Long-term debt, net of current portion	180,942	168,994
Deferred revenue, net of current portion	929	1,878
Operating lease liabilities, net of current portion	20,244	23,669
Contingent consideration liabilities, net of current portion	14,719	16,837
Other liabilities	113	2,227
Total liabilities	309,998	301,641
Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2021 and 2020; 52,622,080 and 43,376,848 shares issued and outstanding as of December 31, 2021 and 2020, respectively	53	43
Additional paid-in capital	1,400,972	1,001,645
Accumulated deficit	(878,860)	(725,650)
Accumulated other comprehensive income (loss)	(67)	61
Total stockholders’ equity	522,098	276,099
Total liabilities and stockholders’ equity	$832,096	$577,740
____________________
(1) Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue(1):
Technology	$147,718	$110,467	$83,975
Professional services	94,208	78,378	70,966
Total revenue	241,926	188,845	154,941
Cost of revenue, excluding depreciation and amortization(1):
Technology	47,516	35,604	27,797
Professional services	76,838	62,473	47,548
Total cost of revenue, excluding depreciation and amortization	124,354	98,077	75,345
Operating expenses:
Sales and marketing	75,027	55,411	47,284
Research and development	62,733	53,517	46,252
General and administrative	85,934	59,240	31,713
Depreciation and amortization	37,528	18,725	9,212
Total operating expenses	261,222	186,893	134,461
Loss from operations	(143,650)	(96,125)	(54,865)
Loss on extinguishment of debt	—	(8,514)	(1,670)
Interest and other expense, net	(16,458)	(11,572)	(3,419)
Loss before income taxes	(160,108)	(116,211)	(59,954)
Income tax provision (benefit)	(6,898)	(1,194)	142
Net loss	$(153,210)	$(115,017)	$(60,096)
Less: accretion of redeemable convertible preferred stock	—	—	180,826
Net loss attributable to common stockholders	$(153,210)	$(115,017)	$(240,922)
Net loss per share attributable to common stockholders, basic and diluted	$(3.23)	$(2.91)	$(12.86)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	47,495	39,541	18,741
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(153,210)	$(115,017)	$(60,096)

Other comprehensive gain (loss):
Change in net unrealized gains (losses) on available for sale investments	(102)	(59)	75
Change in foreign currency translation adjustment	(26)	48	(2)
Comprehensive loss	$(153,338)	$(115,028)	$(60,023)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	22,713,694	$409,845	4,779,356	$5	$—	$(374,772)	$(1)	$(374,768)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $115	437,787	12,073	—	—	—	—	—	—
Initial public offering, net of underwriters' discounts and commissions and offering costs	—	—	8,050,000	8	190,031	—	—	190,039
Accretion of redeemable convertible preferred stock	—	180,826	—	—	(5,180)	(175,646)	—	(180,826)
Conversion of redeemable convertible preferred stock	(23,151,481)	(602,744)	23,151,481	23	602,721	—	—	602,744
Exercise of stock options	—	—	373,292	1	2,655	—	—	2,656
Stock-based compensation	—	—	—	—	17,844	—	—	17,844
Exercise of common stock warrants	—	—	189,959	—	—	—	—	—
Issuance of common stock under ESPP	—	—	134,766	—	2,978	—	—	2,978
Net loss	—	—	—	—	—	(60,096)	—	(60,096)
Other comprehensive income	—	—	—	—	—	—	73	73
Balance as of December 31, 2019	—	$—	36,678,854	$37	$811,049	$(610,514)	$72	$200,644
Adoption of the current expected credit loss standard	—	—	—	—	—	(119)	—	(119)
Issuance of common stock as acquisition consideration	—	—	2,190,229	2	72,455	—	—	72,457
Equity component of convertible senior notes, net	—	—	—	—	61,213	—	—	61,213
Purchase of Capped Calls concurrent with issuance of convertible senior notes	—	—	—	—	(21,743)	—	—	(21,743)
Exercise of stock options	—	—	3,748,719	4	36,260	—	—	36,264
Vesting of restricted stock units and restricted shares	—	—	585,057	—	—	—	—	—
Issuance of common stock under ESPP	—	—	173,989	—	4,273	—	—	4,273
Stock-based compensation	—	—	—	—	38,138	—	—	38,138
Net loss	—	—	—	—	—	(115,017)	—	(115,017)
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Balance as of December 31, 2020	—	$—	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Public offering, net of underwriters' discounts and commissions and offering costs	—	—	4,882,075	5	245,175	—	—	245,180
Issuance of common stock as acquisition consideration	—	—	762,765	1	43,103	—	—	43,104
Issuance of common stock for settlement of contingent consideration	—	—	409,029	—	20,083	—	—	20,083
Exercise of stock options	—	—	1,738,027	2	20,348	—	—	20,350
Vesting of restricted stock units and restricted shares	—	—	1,316,657	2	–	—	—	2
Issuance of common stock under ESPP	—	—	136,679	—	4,837	—	—	4,837
Stock-based compensation	—	—	—	—	65,781	—	—	65,781
Net loss	—	—	—	—	–	(153,210)	—	(153,210)
Other comprehensive loss	—	—	—	—	–	—	(128)	(128)
Balance as of December 31, 2021	—	$—	52,622,080	$53	$1,400,972	$(878,860)	$(67)	$522,098
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(153,210)	$(115,017)	$(60,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	65,145	37,957	17,844
Depreciation and amortization	37,528	18,725	9,212
Change in fair value of contingent consideration liabilities	20,036	14,088	—
Amortization of debt discount and issuance costs	11,948	8,054	1,081
Non-cash operating lease expense	3,585	4,303	3,460
Impairment of lease-related assets	1,800	—	—
Investment discount and premium (accretion) amortization	1,202	1,349	(615)
Provision for expected credit losses	499	863	—
Loss on extinguishment of debt	—	8,514	1,670
Deferred tax provision (benefit)	(7,134)	(1,273)	40
Payment of acquisition-related contingent consideration	(9,085)	—	—
Other	(53)	116	(54)
Change in operating assets and liabilities:
Accounts receivable	102	(16,448)	127
Prepaid expenses and other assets	(4,442)	(3,667)	(1,596)
Accounts payable, accrued liabilities, and other liabilities	5,202	8,243	(86)
Deferred revenue	7,637	11,459	77
Operating lease liabilities	(3,883)	(3,414)	(3,248)
Net cash used in operating activities	(23,123)	(26,148)	(32,184)
Cash flows from investing activities
Purchase of short-term investments	(261,363)	(189,526)	(256,007)
Proceeds from the sale and maturity of short-term investments	186,893	219,069	50,677
Acquisition of businesses, net of cash acquired	(46,763)	(101,657)	—
Purchases of property and equipment	(10,450)	(7,775)	(2,015)
Capitalization of internal use software	(6,644)	(1,442)	(384)
Purchase of intangible assets	(1,373)	(1,248)	(1,935)
Proceeds from the sale of property and equipment	22	14	62
Net cash used in investing activities	(139,678)	(82,565)	(209,602)
Cash flows from financing activities
Proceeds from public offerings, net of discounts, commissions, and offering costs	245,180	—	194,649
Proceeds from exercise of stock options	20,350	36,264	2,656
Proceeds from employee stock purchase plan	4,844	4,273	2,978
Payments of acquisition-related consideration	(6,290)	(1,624)	(1,713)
Proceeds from convertible senior notes, net of issuance costs	—	222,482	—
Purchase of capped calls concurrent with issuance of convertible senior notes	—	(21,743)	—
Repayment of credit facilities	—	(57,043)	(21,821)
Proceeds from credit facilities, net of debt issuance costs	—	—	47,169
Proceeds from the issuance of redeemable convertible preferred stock, net	—	—	12,073
Payments of deferred offering costs	—	—	(4,610)
Net cash provided by financing activities	264,084	182,609	231,381
Effect of exchange rate changes on cash and cash equivalents	(10)	26	6
Net increase (decrease) in cash and cash equivalents	101,273	73,922	(10,399)

Cash and cash equivalents at beginning of period	91,954	18,032	28,431
Cash and cash equivalents at end of period	$193,227	$91,954	$18,032

Supplemental disclosures of cash flow information
Cash paid for interest	$6,360	$4,979	$5,557
Cash paid for income taxes, net	138	92	19

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$43,104	$72,457	$—
Common stock issued for settlement of contingent consideration	20,083	—	—
Purchase of property and equipment included in accounts payable and accrued liabilities	983	2,310	209
Stock-based compensation capitalized as internal use software	636	181	—
Purchase of intangible assets included in accounts payable and accrued liabilities	520	78	1,626
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	24,456	581
Redeemable convertible preferred stock accretion	—	—	180,826

The accompanying notes are an integral part of these consolidated financial statements.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Standalone selling prices are not directly observable for our all-access and limited-access technology arrangements, which are composed of cloud-based subscriptions, time-based licenses, and perpetual licenses. For these technology arrangements, we generally use the residual estimation method due to a limited number of standalone transactions and/or prices that are highly variable.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on the consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of December 31, 2021, 2020, and 2019, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $0.8 million, $1.6 million and $2.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of December 31, 2021, 2020, and 2019, the total of current and non-current deferred revenue on our consolidated balance sheets was $57.6 million, $49.0 million, and $32.1 million, respectively.
Deferred costs
We capitalize sales commissions, and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of December 31, 2021 and 2020, $1.4 million and $0.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2021 and 2020, the remaining $3.0 million and $1.4 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. As of December 31, 2021 and 2020, we had deferred contract fulfillment costs of $0.1 million and $0.5 million, respectively. Amortization of deferred fulfillment costs is included within cost of revenue in the consolidated statements of operations.
We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded on deferred contract costs during the periods presented.
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
Short-term investments
Our investment policy limits investments to highly-rated instruments. We classify and account for our short-term investments as available for sale securities as we may sell these securities at any time for use in our current operations or for other purposes, even prior to maturity. As a result, we classify our short-term investments, including securities with contractual maturities beyond twelve months, within current assets in the consolidated balance sheets.
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
We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

Allowance for Credit Losses on Accounts Receivable
Balance at January 1, 2021	$1,200
Current period provision for expected credit losses	499
Less: Write-offs, net of recoveries	(99)
Balance at December 31, 2021	$1,600

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. Other than the lease-related impairment described in Note 9, we did not incur any long-lived impairment charges for the years ended December 31, 2021, 2020, and 2019.
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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the years ended December 31, 2021, 2020, and 2019.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
For the years ended December 31, 2021 and 2020, we expensed $1.4 million and $2.7 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations. No such costs were incurred or recorded for the year ended December 31, 2019.
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
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, we incurred $4.4 million, $4.3 million, and $4.9 million in advertising costs, respectively.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life with the amortization included in depreciation and amortization expense in our consolidated statements of operations.
Stock-based compensation
Stock-based awards, including stock options, restricted stock units, performance-based restricted stock units, and restricted shares are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however we also consider whether any adjustments are required as a result of material nonpublic information to which the market is likely to react positively upon announcement.
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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from customers. We review the expected collectability of accounts receivable and record an allowance for credit losses based on the probability of future collections. There were no customers with outstanding net accounts receivable balances as a percentage of total outstanding net accounts receivable balance greater than 10% as of December 31, 2021 and 2020. There were no customers with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2021, 2020, and 2019.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of acquisition-related consideration payable, operating lease liabilities, and long-term debt approximate fair value based on interest rates available for debt with similar terms at December 31, 2021 and 2020. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
Recent accounting pronouncements not yet adopted
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard also simplifies the diluted net income per share calculation, including a requirement to apply the if-converted method when calculating the potentially dilutive impact of convertible instruments. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021 and we intend to adopt this standard using the modified retrospective approach during the first quarter of 2022.

Adoption of the new standard is expected to result in significant classification changes to our consolidated balance sheet as of January 1, 2022, including a decrease to Accumulated deficit of approximately $17.2 million and a decrease to Additional paid-in capital of approximately $61.2 million related to amounts attributable to the conversion premium that had previously been recorded in equity. We also expect to record a net increase to the convertible senior notes balance of $44.0 million due to the reclassification of the conversion premium from equity to debt.

The adoption of this standard is expected to reduce our reported non-cash interest expense as we will no longer record amortization of the debt discount. As we expect continued net losses in the near term, we do not expect significant changes to our diluted net loss per share calculation presented in our consolidated statements of operations. However, applying the if-converted method instead of the net share settlement or treasury stock method, which is currently being applied, will result in a significant increase in the potentially dilutive securities related to convertible senior notes disclosed in the notes to the consolidated financial statements after adopting the new standard. There is no other significant impact expected to our consolidated financial statements and related disclosures as a result of the adoption of this standard.

Accounting for business combinations

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 will require that an entity (acquirer) recognize and measure contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination in accordance with Topic 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We will apply the amendments prospectively to business combinations occurring on or after January 1, 2022.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
2. Business Combinations

The business acquisitions discussed below are included in our results of operations from their respective dates of acquisition.

2021 Acquisition
Twistle, Inc.
On July 1, 2021, we acquired Twistle, Inc. (Twistle), a healthcare patient engagement SaaS technology company that, among other things, helps automate patient-centered, personalized, multi-channel communication between care teams and patients that aims to transform the patient experience, drive better care outcomes, and reduce healthcare costs, in a transaction accounted for as a business combination. The acquisition consideration transferred was $91.9 million and was comprised of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, with an initial fair value of $2.1 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Twistle.
An additional 67,939 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14 for additional details related to our stock-based compensation.
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments are subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts are recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. For the year ended December 31, 2021, we recognized compensation expense of $4.0 million related to these retention payments. As of December 31, 2021, there was an additional $6.2 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 1.0 year.
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Twistle (in thousands):

Assets acquired:
Accounts receivable	$1,106
Prepaid expenses and other assets	98
Property and equipment, net	57
Developed technologies	13,000
Customer relationships	23,700
Trademarks	20
Total assets acquired	37,981
Less liabilities assumed:
Accounts payable and other current liabilities	161
Deferred revenue	900
Net deferred tax liabilities	7,142
Total liabilities assumed	8,203
Total assets acquired, net	29,778
Goodwill	62,150
Total consideration transferred, net of cash acquired	$91,928
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The preliminary allocation of the consideration transferred was based on a preliminary valuation that was subject to potential adjustments. As of December 31, 2021, we recorded a measurement period adjustment as a result of a Section 382 analysis that identified pre-acquisition ownership changes and a corresponding limitation on Twistle's pre-acquisition net operating loss carryforwards. The measurement period adjustment increased both the net deferred tax liabilities assumed and acquired goodwill by $0.3 million, which is reflected in the amounts in the table above. There was also a corresponding increase to the current year deferred income tax benefit due to a discrete valuation allowance release. There were no other measurement period adjustments recorded during the year ended December 31, 2021.
Pro forma financial information has not been presented for the Twistle acquisition as the impact to our consolidated financial statements was not material. The amount of revenue attributable to the acquired business of Twistle was not material to our consolidated statement of operations for the year ended December 31, 2021. Income (loss) information for Twistle after the acquisition date through December 31, 2021 is not presented as the Twistle business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
2020 Acquisitions

Able Health, Inc.

On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading software-as-a-service provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental customer billings for the year ended December 31, 2020, with an initial fair value of $3.0 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health. The earn-out contingent consideration liability was settled during the first quarter of 2021 through the issuance of 21,387 shares of our common stock.

An additional 179,392 shares of our common stock subject to restriction agreements, or restricted shares, were issued pursuant to the terms of the acquisition agreement and 60,000 restricted stock units were issued in connection with the acquisition agreement. The value of these restricted shares and restricted stock units were recognized as post-combination stock-based compensation expense over their respective vesting terms. The vesting of the restricted shares was subject to one year of continuous service by the applicable team members and vested on the one-year anniversary of the acquisition closing date and the service-based condition for the restricted stock units issued pursuant to the terms of the acquisition agreement is satisfied over two years with a 50% cliff vesting period of one year and ratable quarterly vesting thereafter. Refer to Note 14 for additional details related to our stock-based compensation.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021, with an initial fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch. Approximately 50% of the earn-out was settled for $1.7 million in cash and the issuance of 78,243 shares during the third quarter of 2021 and we anticipate that the remaining earn-out will be settled during the first quarter of 2022.
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

Vitalware, LLC
On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers results for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, with an initial fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware. The earn-out contingent consideration liability was settled during the second quarter of 2021 for cash consideration of $15.0 million and the issuance of 309,458 shares of our common stock.
An additional 203,997 shares of our common stock subject to a restriction agreement, or restricted shares, were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares were recognized as post-combination stock-based compensation expense on a straight-line basis over the 12-month vesting term. 75% of these restricted shares vested on a monthly basis over a term of approximately one year and the remaining 25% vested on the one year anniversary of the acquisition closing date. Refer to Note 14 for additional details related to our stock-based compensation.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2021	2020	2019
Recurring technology	$147,446	$110,467	$83,791
One-time technology (i.e., perpetual license)	272	—	184
Professional services	94,208	78,378	70,966
Total revenue	$241,926	$188,845	$154,941
For the years ended December 31, 2021, 2020, and 2019, 99.2%, 99.8%, and 99.7% of revenue was related to contracts with customers located in the United States.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of December 31,
	2021	2020

Technology	$169,190	$107,040
Professional services	782	782
Total goodwill	$169,972	$107,822
As of December 31, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$82,729	$(40,988)	$41,741
Customer relationships and contracts	81,464	(21,078)	60,386
Computer software licenses	8,392	(6,590)	1,802
Trademarks	1,720	(861)	859
Total intangible assets	$174,305	$(69,517)	$104,788
As of December 31, 2020, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$69,729	$(25,293)	$44,436
Customer relationships and contracts	57,764	(7,482)	50,282
Computer software licenses	7,359	(4,615)	2,744
Trademarks	1,700	(241)	1,459
Total intangible assets	$136,552	$(37,631)	$98,921
Amortization expense of acquired intangible assets for the years ended December 31, 2021, 2020, and 2019 was $32.0 million, $15.9 million, and $6.3 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The weighted-average remaining amortization period by type of intangible assets as of December 31, 2021 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	2.7
Customer relationships and contracts	5.6
Computer software licenses	1.2
Trademarks	2.7
As of December 31, 2021, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2022	$32,910
2023	23,793
2024	17,946
2025	11,568
2026	9,566
Thereafter	9,005
Total future amortization expense	$104,788

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020

Computer equipment	$9,235	$8,576
Leasehold improvements	10,832	8,089
Furniture and fixtures	3,715	1,734
Capitalized internal-use software costs	10,769	3,489
Computer software	198	947
Capital lease equipment	—	37
Total property and equipment	34,749	22,872
Less: accumulated depreciation	(11,433)	(10,009)
Property and equipment, net	$23,316	$12,863
Our long-lived assets are located in the United States. Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $5.5 million, $2.9 million, and $2.9 million, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $7.3 million, $1.6 million, and $0.4 million of internal-use software costs for the years ended December 31, 2021, 2020, and 2019, respectively. We incurred $2.4 million, $0.7 million, and $0.5 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2021, 2020, and 2019, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2021, 2020, and 2019. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$173,475	$—	$—	$173,475	$173,475	$—
Commercial paper	153,498	—	—	153,498	—	153,498
Corporate bonds	71,259	—	(45)	71,214	4,424	66,790
Asset-backed securities	31,509	—	(43)	31,466	—	31,466
Total	$429,741	$—	$(88)	$429,653	$177,899	$251,754

The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$79,387	$—	$—	$79,387	$79,387	$—
U.S. treasury notes	59,382	7	—	59,389	—	59,389
Commercial paper	68,018	—	—	68,018	—	68,018
Corporate bonds	48,494	8	(1)	48,501	—	48,501
Asset-backed securities	3,009	—	—	3,009	—	3,009
Total	$258,290	$15	$(1)	$258,304	$79,387	$178,917
The following table presents the contractual maturities of our short-term investments as of December 31, 2021 and December 31, 2020 (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$230,429	$230,372	$178,903	$178,917
Due between one and five years	21,411	21,382	—	—
Total	$251,840	$251,754	$178,903	$178,917

Accrued interest receivables related to our available-for-sale securities of $0.8 million and $0.5 million as of December 31, 2021 and 2020, respectively, were included within prepaid expenses and other assets on our consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of December 31, 2021 and 2020, there were no material unrealized losses due to credit-related factors.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds	$173,475	$—	$—	$173,475
Commercial paper	—	153,498	—	153,498
Corporate bonds	—	71,214	—	71,214
Asset-backed securities	—	31,466	—	31,466
Contingent consideration liabilities	—	—	(19,295)	(19,295)
Total	$173,475	$256,178	$(19,295)	$410,358
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds	$79,387	$—	$—	$79,387
U.S. Treasury notes	59,389	—	—	59,389
Commercial paper	—	68,018	—	68,018
Corporate bonds	—	48,501	—	48,501
Asset-backed securities	—	3,009	—	3,009
Contingent consideration liabilities	—	—	(31,264)	(31,264)
Total	$138,776	$119,528	$(31,264)	$227,040

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2021 and 2020.
Convertible Senior Notes
As of December 31, 2021, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $335.7 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 10—Convertible Senior Notes and Credit Facilities for further information.
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
The Healthfinch acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. Approximately half of the Healthfinch earn-out contingent consideration liability was settled during the third quarter for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability is expected to be settled during the first quarter of 2022.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is approximately $20.8 million based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned and our common stock price as of December 31, 2021. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs as of December 31, 2021:

	Valuation Method	Fair Value	Market Price of Revenue Risk	Revenue Volatility
Revenue-based earn-out liability	Monte Carlo	$19.3 million	2%	10%
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2020	$31,264
Initial contingent consideration liabilities from acquisitions (see Note 2)	2,062
Change in fair value of contingent consideration liabilities	22,717
Settlement of contingent consideration	(36,748)
Balance at December 31, 2021	$19,295
The Able Health and Vitalware earn-out contingent consideration liabilities were fully settled during the year ended December 31, 2021.
Nonrecurring fair value measurements
We recorded an impairment charge of $1.8 million related to subleased office space in the third quarter of 2021. This impairment charge was derived from the difference between the carrying value and the fair value of the relevant asset group. The fair value of this asset group was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates. Refer to Note 9—Leases for further information.
8. Accrued liabilities
As of December 31, 2021 and 2020, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020

Accrued compensation and benefit expenses	$17,430	$9,838
Other accrued liabilities	6,295	6,672
Total accrued liabilities	$23,725	$16,510

9. Leases
Operating leases
We lease office space and certain equipment under operating leases that expire between 2022 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. In March 2020, we entered into a lease for office space in South Jordan, Utah, that became our new company headquarters during the second quarter of 2021. This new lease for office space replaced our prior headquarters in Salt Lake City, Utah, the lease for which expired December 31, 2020. This new lease requires total lease payments of $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Lease payments began on January 1, 2021, however, we took initial possession of the first 64,910 square feet of the new headquarters in June 2020 to begin leasehold improvements, which resulted in a right-of-use asset and corresponding operating lease liability of $13.0 million, and commencement of operating lease expense. We took possession of an additional 53,297 square feet of the new headquarters lease in August 2020, which resulted in an additional right-of-use asset and corresponding lease liability of $10.8 million. According to the terms of this new lease agreement, our leased square footage will expand between 2022 and 2023 resulting in $2.8 million of additional required future lease payments. We have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
In September 2021, we subleased one floor of our corporate headquarters. The initial sublease has a lease term of two years with the option of the sublessee to extend for an additional two years. We performed a recoverability test of the relevant asset group, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized a $1.8 million impairment charge representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charge was recorded as part of general and administrative expense in our consolidated statements of operations. $1.3 million of the impairment charge was allocated to the ROU asset and the remaining $0.5 million was allocated to leasehold improvements and furniture and fixtures.
Our operating lease expense for the years ended December 31, 2021, 2020, and 2019, was $3.6 million, $4.3 million, and $3.2 million, respectively. In addition to those amounts, lease expense attributable to short-term leases with terms of 12 months or less for the years ended December 31, 2021, 2020, and 2019, was $0.1 million, $0.2 million, and $0.2 million, respectively.
Maturities of lease liabilities under operating leases at December 31, 2021 are as follows (in thousands):

Year ending December 31:
2022	$3,425
2023	3,364
2024	3,073
2025	2,931
2026	2,881
Thereafter	14,163
Total lease payments	29,837
Less: Imputed interest	(6,168)
Total lease liability	$23,669
Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2021	2020

Operating lease right-of-use assets	$21,133	$24,729
Operating lease liabilities, current	$3,425	$2,622
Operating lease liabilities, noncurrent	20,244	23,669
Total operating lease liabilities	$23,669	$26,291

Weighted-average remaining operating lease term (years)	9.6	10.4
Weighted-average operating lease discount rate	5.0%	5.0%

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
10. Convertible Senior Notes and Credit Facilities
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

As of December 31, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

The net carrying value of the liability component of the Notes was as follows (in thousands):

	As of December 31,
	2021	2020
Principal	$230,000	$230,000
Less: Unamortized debt discount	(45,249)	(56,206)
Less: Unamortized issuance costs	(3,809)	(4,800)
Net carrying amount	$180,942	$168,994
The net carrying value of the equity component of the Notes was as follows (in thousands):

	As of December 31,
	2021	2020
Proceeds allocated to the conversion option (debt discount)	$63,270	$63,270
Less: Issuance costs	(2,057)	(2,057)
Net carrying amount	$61,213	$61,213
The interest expense recognized related to the Notes was as follows (in thousands):

	As of December 31,
	2021	2020
Contractual interest expense	$5,750	$4,073
Amortization of debt issuance costs and discount	11,948	7,725
Total	$17,698	$11,798

Based on the closing price of our common stock of $39.62 on December 31, 2021, the if-converted value of the Notes was $67.8 million more than their respective principal amount.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on our consolidated balance sheets.
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
Extinguishment of OrbiMed term loan
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the Credit Agreement and terminated the Credit Agreement. We recorded a loss on debt extinguishment of $8.5 million during the second quarter of 2020, including $1.5 million unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.

11. Redeemable Convertible Preferred Stock
During the year ended December 31, 2019, we authorized 1,077,587 shares of Series F redeemable convertible preferred stock and issued 437,787 shares of Series F redeemable convertible preferred stock for total cash consideration of $12.1 million, net of offering costs of $0.1 million. Upon the closing of our IPO in July 2019, the 23,151,481 shares of redeemable convertible preferred stock, then outstanding, were converted on a one-for-one basis into 23,151,481 shares of common stock.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
12. Stockholders’ Equity
Amendment and restatement of certificate of incorporation
In connection with our IPO, the certificate of incorporation of Health Catalyst was amended and restated to, among other things, provide for the (i) authorization of 500,000,000 shares of common stock with a par value of $0.001 per share; (ii) authorization of 25,000,000 shares of undesignated preferred stock that may be issued from time to time; and (iii) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2021 and 2020, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 52,690,019 and 43,709,237 shares were legally issued and outstanding as of December 31, 2021 and 2020, respectively. The shares legally issued and outstanding as of December 31, 2021 and 2020, included 67,939 and 332,389 shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2021.
Secondary Public Equity Offering
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
In October 2018, all remaining contingencies were resolved and the remaining common stock warrant liability balance was marked to market and recorded in stockholders’ equity (deficit). In February 2019, the term loan from the Mezzanine Loan and Security Agreement with SVB were fully paid off, resulting in the $1.0 million unamortized portion of the debt discount related to the warrants being included in the current year loss on debt extinguishment. Soon after the effective date of our IPO, all 255,336 outstanding warrants were exercised through a cashless exercise, resulting in the issuance of 189,959 shares of common stock.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(153,210)	$(115,017)	$(240,922)
Denominator:
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders, basic and diluted	47,494,768	39,540,726	18,741,119
Net loss per share attributable to common stockholders, basic and diluted	$(3.23)	$(2.91)	$(12.86)
During the years ended December 31, 2021, 2020 and 2019, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, shares issuable as acquisition-related contingent consideration, and restricted shares, were not included in the calculation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	As of December 31,
	2021	2020	2019
Common stock options	2,115,484	3,892,936	7,847,716
Restricted stock units	2,273,354	1,839,998	503,861
Performance-based restricted stock units	319,442	—	—
Shares related to convertible senior notes	2,469,624	1,281,217	—
Shares issuable as acquisition-related contingent consideration	87,415	363,867	—
Restricted shares	67,939	332,389	—
Total potentially dilutive securities	7,333,258	7,710,407	8,351,577
The conversion spread of the Notes will have a potentially dilutive impact when the average market price of our common stock for a given period exceeds the conversion price of $30.60 per share. The shares related to the Notes in the table above are calculated based on the average market price of our common stock for the three months ended December 31, 2021 and 2020, respectively. Capped Calls with initial cap prices of $42.00 per share are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

The shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the estimated amount of shares that would be issuable if the contingent consideration liabilities from the acquisitions of Healthfinch and Twistle were to be settled as of December 31, 2021.
14. Stock-Based Compensation
In 2011, our board of directors adopted the Health Catalyst, Inc. 2011 Stock Incentive Plan (2011 Plan), which provided for the direct award, sale of shares and granting of RSUs and options for our common stock to our directors, team members, or consultants. In connection with our IPO, our board of directors adopted the 2019 Stock Option and Incentive Plan (2019 Plan). The 2019 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce, including the grant of incentive and non-statutory stock options, restricted and unrestricted stock, RSUs, and stock appreciation rights to our directors, team members, or consultants.
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan that were available immediately prior to the IPO registration date). The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2021, there were an additional 2,185,461 shares reserved for issuance under the 2019 Plan.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2021, 2020, and 2019, there were 15,294,920, 13,109,459, and 11,272,878 shares authorized for grant, respectively, and 2,969,638, 2,481,818, and 2,309,370 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively the 'Stock Incentive Plan').
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options	$5,276	$7,793	$14,837
Restricted stock units (RSUs)	40,345	21,469	2,034
Performance-based restricted stock units (PRSUs)	10,944	—	—
Employee stock purchase plan	1,511	1,856	973
Restricted shares	7,069	6,839	—
Total stock-based compensation	$65,145	$37,957	$17,844

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$10,110	$4,256	$1,168
Sales and marketing	22,698	13,093	3,811
Research and development	10,213	8,069	4,841
General and administrative	22,124	12,539	8,024
Total stock-based compensation	$65,145	$37,957	$17,844
For the years ended December 31, 2021, 2020, and 2019 we capitalized $0.6 million, $0.2 million, and $0.0 million respectively, of stock-based compensation as internal-use software. We did not capitalize any stock-based compensation expense to deferred costs for the years ended December 31, 2021, 2020, and 2019. The 2019 stock-based compensation includes a $6.0 million cumulative catch-up of compensation expense related to the two-tier employee stock-based awards that was recorded upon satisfaction of the performance condition on the closing date of our IPO.
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
We have issued two types of employee stock-based awards, standard and two-tier. Our standard stock-based awards vest solely on a service-based condition. For these awards, we recognize stock-based compensation based on the grant date fair value of the awards and recognize that cost using the straight-line method over the requisite service period of the award. Two-tier employee stock-based awards contained both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the company or (ii) upon the occurrence of our initial public offering. A change in control event and effective registration event was not deemed probable until consummated; accordingly, no expense was recorded related to two-tier stock-based awards until the performance condition became probable of occurring. Awards that contained both service-based and performance conditions were recognized using the accelerated attribution method once the performance condition was probable of occurring. The service-based condition is generally a service period of four years. Upon closing our IPO in 2019, we recorded cumulative share-based compensation expense of approximately $6.0 million using the accumulated attribution method for two-tier employee stock-based awards for which the service condition had been satisfied at that date.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of options, which vest in accordance with service schedules, was estimated on the date of grant using the Black-Scholes option pricing model. The absence of an active market for our common stock required us to estimate the fair value of our common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities were based on historical volatilities of comparable companies. The expected term of the options was based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimated the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represented the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock options outstanding at December 31, 2021 and 2020 are expected to vest according to their specific schedules.
There were no stock options granted during the years ended December 31, 2021 and 2020. The fair value of our option granted during the year ended December 31, 2019 was estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Year Ended December 31,
2019
Expected volatility	43.8%-44.5%
Expected term (in years)	6.3
Risk-free interest rate	2.4%-2.5%
Expected dividends	—
A summary of the share option activity under the Health Catalyst Stock Plan for the year ended December 31, 2021, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,892,936	$11.58	7.0	$123,304,540
Options exercised	(1,738,027)	11.72
Options cancelled/forfeited	(39,425)	11.87
Outstanding at December 31, 2021	2,115,484	$11.45	5.9	$59,591,457
Vested and expected to vest as of December 31, 2021	2,115,484	$11.45	5.9	$59,591,457
Vested and exercisable as of December 31, 2021	1,301,262	$10.55	5.4	$37,833,348
There were no stock options granted during the years ended December 31, 2021 and 2020. The weighted-average grant-date fair value for stock options granted during the year ended December 31, 2019 was $9.31. The aggregate intrinsic value of stock options exercised was $67.0 million, $83.2 million, and $6.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 was $6.8 million, $9.9 million, and $8.1 million, respectively. As of December 31, 2021, approximately $2.7 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 0.8 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2021	1,839,998	$34.17
RSUs granted	1,641,695	50.83
RSUs vested	(983,774)	38.77
RSUs forfeited	(224,565)	37.94
Unvested and outstanding at December 31, 2021	2,273,354	$43.84
As of December 31, 2021, we had $92.3 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.7 years.
Performance-based restricted stock units (PRSUs)
During the year ended December 31, 2021, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2021, and if the individual employee continues to provide services through the vesting date of March 1, 2022. The number of PRSUs that will ultimately vest from the 2021 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2021 against the pre-established targets.
We also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares will vest on March 1, 2022, and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the year ended December 31, 2021:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2021	—	$—
PRSUs granted	350,636	50.24
PRSUs forfeited	(30,700)	49.86
Unvested and outstanding at December 31, 2021	319,442	$50.28

As of December 31, 2021, we had $2.6 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.4 years.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period or accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the option grant dates(s)) for each calendar year. A participant may purchase the lowest of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 2,500 shares; or (c) such other lesser maximum number of shares as shall have been established by the Administrator in advance of the offering period.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	33.8%-40.4%	54.9%-79.8%	44.2%
Expected term (in years)	0.5	0.5	0.4
Risk-free interest rate	0.1%	0.2%-1.6%	2.1%
Expected dividends	—	—	—
During the year ended December 31, 2021, we issued 136,679 shares under the ESPP, with a weighted-average purchase price per share of $35.39. Total cash proceeds withheld from employees for the purchase of shares under the ESPP in 2021 were $4.8 million. As of December 31, 2021, 1,108,974 shares are reserved for future issuance under the ESPP.
Restricted shares
As part of the Able Health acquisition that closed on February 21, 2020, 179,392 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to one year of continuous service by the applicable team members and vested fully during the year ended December 31, 2021.
As part of the Vitalware acquisition that closed on September 1, 2020, 203,997 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. 75% of these restricted shares vested on a monthly basis over a term of approximately one year and the remaining 25% vested on the one year anniversary of the acquisition closing date. As of December 31, 2021, all of these restricted shares were vested.
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
As of December 31, 2021, we had $1.9 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.5 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
15. Income Taxes
For the years ended December 31, 2021, 2020, and 2019, the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$—	$(11)	$11
Foreign	27	(2)	10
State	209	92	81
Total current tax provision	236	79	102
Deferred taxes:
Federal	(5,975)	(1,044)	33
State	(1,159)	(229)	7
Total deferred provision (benefit)	(7,134)	(1,273)	40
Total income tax provision (benefit)	$(6,898)	$(1,194)	$142
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	0.6	0.1	(0.1)
Federal research and development credits	2.4	3.4	17.2
Stock-based compensation	6.1	8.4	(1.5)
Contingent consideration	(2.7)	0.9	—
Change in valuation allowance	(22.9)	(32.5)	(36.6)
Other, net	(0.2)	(0.3)	(0.2)
Effective income tax rate	4.3%	1.0%	(0.2)%

The income tax benefit of $6.9 million and $1.2 million recorded for the years ended December 31, 2021 and 2020, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the domestic valuation allowance during the respective periods. The releases of valuation allowance are attributable to the acquisition of Twistle and Able Health, which resulted in deferred tax liabilities that, upon acquisition, allowed us to reduce our domestic valuation allowance against deferred tax assets of $7.1 million and $1.3 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$147,674	$106,320
Research and development credits	27,391	22,311
Operating lease liabilities	6,044	6,788
Interest limitation carryforward	5,780	4,746
Stock-based compensation	5,430	3,344
Deferred revenue	1,153	1,505
Property and equipment	750	423
Intangible assets	571	665
Accrued expenses	416	308
Allowance for bad debt	404	305
Other	70	60
Contingent consideration	—	4,882
Deferred payroll	—	1,108
Total deferred income tax assets	195,683	152,765
Valuation allowance	(175,545)	(130,080)
Net deferred income tax assets	20,138	22,685
Deferred income tax liabilities:
Convertible debt	(11,093)	(13,864)
Operating lease right-of-use assets	(5,358)	(6,289)
Prepaid expenses	(2,570)	(1,928)
Deferred commissions	(1,102)	(478)
Indefinite-lived intangible assets	(58)	(49)
Deferred contract costs	(15)	(126)
Total deferred income tax liabilities	(20,196)	(22,734)
Net deferred income tax liabilities	$(58)	$(49)
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
We have provided a valuation allowance for our net deferred tax assets, absent differences related to intangible assets with indefinite lives, at December 31, 2021 and 2020, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets, apart from an immaterial deferred tax liability as noted previously. The net deferred income tax liability balance is recorded under Other Liabilities on the consolidated balance sheets. During the years ended December 31, 2021 and 2020, respectively, the valuation allowance increased by $45.5 million and $31.7 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2021, we had approximately $580.0 million of consolidated federal net operating loss carryforwards and $465.7 million of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2023, respectively.
We have federal research and development credit carryforwards of $25.6 million and state research and development credit carryforwards of $11.0 million, which if not utilized will begin to expire in 2032 and 2025, respectively. To the extent we do not utilize our carryforwards within the applicable statutory carryforward periods, either because of ownership changes and limitations under Code Sections 382 and 383 and similar state laws or the lack of sufficient taxable income, the carryforwards will expire unused.
Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "IRC"), and similar state provisions. The Company most recently performed a detailed analysis in December 2021 to determine whether an ownership change under Section 382 of the IRC had occurred or will occur. Due to pre-acquisition changes in ownership identified as part of the most recent Section 382 analysis, net operating loss carryforwards of $2.0 million will be permanently lost pursuant to Section 382, as well as federal research and development tax credit carryforwards $0.6 million will be permanently lost pursuant to Section 383. It is possible that additional limitations may arise in future years due to future changes in the ownership of the Company.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2018 and 2017, respectively.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$5,578	$1,816	$2,372
Increase (decrease) in unrecognized tax benefits taken in prior years	(122)	2,228	(957)
Increase in unrecognized tax benefits related to the current year	1,392	1,534	401
Ending balance	$6,848	$5,578	$1,816
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes.  However, as of December 31, 2021 and 2020, we have not accrued interest and penalties because we have net operating loss carryforwards.
16. Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. As of December 31, 2021, there were no significant outstanding claims against us.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
17. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the year ended December 31, 2021, approximately 18% of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days' notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $77.0 million of revenue on unsatisfied performance obligations as of December 31, 2021. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
18. Related Parties
In the past, we entered into arrangements with a customer, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the customer’s management was a member of our board of directors. This former director served on our board from January 2018 to May 2021. He resigned from his executive position with our customer on March 31, 2021. As such, we no longer consider this customer to be a related party subsequent to March 31, 2021.
We recognized $0.9 million of revenue from this customer prior to the related party relationship ending during the year ended December 31, 2021. For the years ended December 31, 2020, and 2019, we recognized $2.6 million, and $3.0 million, respectively, in revenue from this former related party. As of December 31, 2020, we had receivables of $0.6 million and deferred revenue of $0.7 million with this former related party. We didn't have any receivables or deferred revenue from related parties as of December 31, 2021.
As of December 31, 2019, we also had acquisition-related consideration payable to this former related party for a prior year asset acquisition. This asset acquisition occurred prior to this entity becoming a related party. The acquisition-related consideration payable to this related party was $1.2 million as of December 31, 2019, which was paid in full during the year ended December 31, 2020.
In the past we entered into revenue arrangements with customers that were also our investors. None of these customers held a significant amount of ownership in our equity interests at the time.
19. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $3.8 million, $3.2 million, and $5.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we matched 100% of the first 3% of an employees’ 401(k) plan contributions.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Segment revenue and Adjusted Gross Profit for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Technology	$147,718	$110,467	$83,975
Professional Services	94,208	78,378	70,966
Total revenue	$241,926	$188,845	$154,941

	Year Ended December 31,
	2021	2020	2019
Adjusted Gross Profit:
Technology	$102,326	$75,666	$56,378
Professional Services	25,544	19,358	24,494
Total reportable segments Adjusted Gross Profit	127,870	95,024	80,872
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(10,110)	(4,256)	(1,168)
Acquisition-related costs, net(1)	(188)	—	(108)
Less other reconciling items:
Sales and marketing	(75,027)	(55,411)	(47,284)
Research and development	(62,733)	(53,517)	(46,252)
General and administrative	(85,934)	(59,240)	(31,713)
Depreciation and amortization	(37,528)	(18,725)	(9,212)
Debt extinguishment costs	—	(8,514)	(1,670)
Interest and other expense, net	(16,458)	(11,572)	(3,419)
Net loss before income taxes	$(160,108)	$(116,211)	$(59,954)
____________________
(1)Acquisition-related costs, net include deferred retention expenses and post-acquisition restructuring costs following the Twistle and Medicity acquisitions.
21. Subsequent Events
KPI Ninja, Inc. acquisition
On February 24, 2022, we acquired KPI Ninja, Inc. (KPI Ninja), a leading provider of interoperability, enterprise analytics, and value-based care solutions based in Lincoln, Nebraska. KPI Ninja is known for its powerful capabilities, flexible configurations, and comprehensive applications designed to fulfill the promise of data-driven health care.
We acquired all of the equity interests in KPI Ninja for preliminary gross consideration of approximately $33.0 million, consisting of $19.5 million in cash and 463,016 shares of our common stock issued on the closing date based on a reference price of $29.14 per share. The purchase price is subject to certain post-closing purchase price adjustments, including working capital adjustments, which are expected to be finalized during the first half of 2022.
Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarterly period ending March 31, 2022.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement relating to our 2022 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.

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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	10-Q	10.1	August 23, 2019

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.6#	Offer Letter, dated January 13, 2012, between the Registrant and Bryan Hinton.	Filed herewith

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated March 27, 2014, between the Registrant and Bryan Hunt.	10-K	10.10	February 25, 2021

10.9#	Offer Letter, dated May 20, 2013, between the Registrant and J. Patrick Nelli.	S-1	10.8	June 27, 2019

10.10#	Offer Letter, dated September 26, 2011, between the Registrant and Paul Horstmeier.	S-1	10.9	June 27, 2019

10.11#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.12#	Offer Letter, dated December 3, 2015, between the Registrant and Daniel Orenstein.	S-1	10.11	June 27, 2019

10.13#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021

10.14#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.15#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 3/1/2022	By:	/s/ Bryan Hunt
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

Signature	Title	Date

/s/ Daniel Burton	Chief Executive Officer and Director	3/1/2022
Daniel Burton	(Principal Executive Officer)

/s/ Bryan Hunt	Chief Financial Officer	3/1/2022
Bryan Hunt	(Principal Financial Officer)

/s/ Jason Alger	Chief Accounting Officer	3/1/2022
Jason Alger	(Principal Accounting Officer)

/s/ John A. Kane	Director
John A. Kane		3/1/2022

/s/ Fraser Bullock	Director
Fraser Bullock		3/1/2022

/s/ Duncan Gallagher	Director
Duncan Gallagher		3/1/2022

/s/ Julie Larson-Green	Director
Julie Larson-Green		3/1/2022

/s/ Anita V. Pramoda	Director
Anita V. Pramoda		3/1/2022

/s/ S. Dawn Smith	Director
S. Dawn Smith		3/1/2022

/s/ Mark Templeton	Director
Mark Templeton		3/1/2022