Form 10-Q
period 2022-03-31
Health Catalyst, Inc.
filed 2022-05-10
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, the Registrant had 54,185,049 shares of common stock outstanding.

HEALTH CATALYST, INC.

Special Note Regarding Forward-looking Statements
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Health Catalyst,” “we,” “us,” “our,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries. This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our:
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
•ability to successfully identify, acquire, and integrate companies and assets; and
•expectations regarding the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic, on our business and results of operations.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,428	$193,227
Short-term investments	226,991	251,754
Accounts receivable, net(1)	42,627	48,801
Prepaid expenses and other assets	14,448	14,609
Total current assets	482,494	508,391
Property and equipment, net	24,889	23,316
Intangible assets, net	112,169	104,788
Operating lease right-of-use assets	20,610	21,133
Goodwill	180,336	169,972
Other assets	4,421	4,496
Total assets	$824,919	$832,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,865	$4,693
Accrued liabilities	20,226	23,725
Deferred revenue(1)	61,799	56,632
Operating lease liabilities	3,384	3,425
Contingent consideration liabilities	1,379	4,576
Total current liabilities	92,653	93,051
Convertible senior notes	225,397	180,942
Deferred revenue, net of current portion	631	929
Operating lease liabilities, net of current portion	19,699	20,244
Contingent consideration liabilities, net of current portion	5,515	14,719
Other liabilities	115	113
Total liabilities	344,010	309,998

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 53,493,683 and 52,622,080 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	53	53
Additional paid-in capital	1,365,197	1,400,972
Accumulated deficit	(884,078)	(878,860)
Accumulated other comprehensive loss	(263)	(67)
Total stockholders’ equity	480,909	522,098
Total liabilities and stockholders’ equity	$824,919	$832,096
____________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue(1):
Technology	$42,230	$33,839
Professional services	25,857	22,007
Total revenue	68,087	55,846
Cost of revenue, excluding depreciation and amortization:
Technology	13,327	10,825
Professional services	20,669	16,513
Total cost of revenue, excluding depreciation and amortization	33,996	27,338
Operating expenses:
Sales and marketing	20,818	15,651
Research and development	17,148	14,345
General and administrative	8,823	15,015
Depreciation and amortization	11,649	7,814
Total operating expenses	58,438	52,825
Loss from operations	(24,347)	(24,317)
Interest and other expense, net	(1,662)	(3,952)
Loss before income taxes	(26,009)	(28,269)
Income tax provision (benefit)	(3,551)	101
Net loss	$(22,458)	$(28,370)
Net loss per share, basic	$(0.42)	$(0.65)
Net loss per share, diluted	$(0.54)	$(0.65)
Weighted-average shares outstanding used in calculating net loss per share, basic	53,007	43,870
Weighted-average shares outstanding used in calculating net loss per share, diluted	53,215	43,870
__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net Loss	$(22,458)	$(28,370)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	(118)	11
Change in foreign currency translation adjustment	(78)	(41)
Comprehensive loss	$(22,654)	$(28,400)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	52,622,080	$53	$1,400,972	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units	—	—	534,037	—	—	—	—	—
Exercise of stock options	—	—	153,221	—	1,809	—	—	1,809
Stock-based compensation	—	—	—	—	18,438	—	—	18,438
Issuance of common stock for settlement of contingent consideration	—	—	78,248	—	2,306	—	—	2,306
Issuance of common stock related to acquisitions	—	—	106,097	—	2,885	—	—	2,885
Net loss	—	—	—	—	—	(22,458)	—	(22,458)
Other comprehensive loss	—	—	—	—	—	—	(196)	(196)
Balance as of March 31, 2022	—	$—	53,493,683	$53	$1,365,197	$(884,078)	$(263)	$480,909

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Vesting of restricted stock units	—	—	403,971	—	—	—	—	—
Exercise of stock options	—	—	537,889	1	6,487	—	—	6,488
Stock-based compensation	—	—	—	—	13,640	—	—	13,640
Issuance of common stock for settlement of contingent consideration	—	—	21,328	—	1,009	—	—	1,009
Net loss	—	—	—	—	—	(28,370)	—	(28,370)
Other comprehensive loss	—	—	—	—	—	—	(30)	(30)
Balance as of March 31, 2021	—	$—	44,340,036	$44	$1,022,781	$(754,020)	$31	$268,836

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(22,458)	$(28,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,120	13,510
Depreciation and amortization	11,649	7,814
Non-cash operating lease expense	819	965
Investment discount and premium amortization	398	417
Amortization of debt discount and issuance costs	374	2,870
Provision for expected credit losses	200	300
Deferred tax provision (benefit)	(3,598)	2
Change in fair value of contingent consideration liabilities	(8,424)	2,156
Other	(49)	(34)
Change in operating assets and liabilities:
Accounts receivable, net	6,019	2,090
Prepaid expenses and other assets	437	(2,173)
Accounts payable, accrued liabilities, and other liabilities	(4,812)	(5,352)
Deferred revenue	4,106	3,745
Contingent consideration liabilities	(741)	—
Operating lease liabilities	(882)	(1,083)
Net cash provided by (used) in operating activities	1,158	(3,143)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	80,960	53,240
Purchase of short-term investments	(56,719)	(8,621)
Acquisition of business, net of cash acquired	(18,509)	—
Capitalization of internal-use software	(3,261)	(887)
Purchase of intangible assets	(463)	(480)
Purchase of property and equipment	(356)	(5,882)
Proceeds from the sale of property and equipment	4	6
Net cash provided by investing activities	1,656	37,376

Cash flows from financing activities
Proceeds from exercise of stock options	1,809	6,488
Proceeds from employee stock purchase plan	1,509	1,349
Payments of acquisition-related consideration	(930)	(1,391)
Net cash provided by financing activities	2,388	6,446
Effect of exchange rate changes on cash and cash equivalents	(1)	(6)
Net increase in cash and cash equivalents	5,201	40,673

Cash and cash equivalents at beginning of period	193,227	91,954
Cash and cash equivalents at end of period	$198,428	$132,627

Supplemental disclosures of non-cash investing and financing information
Common stock issued for settlement of contingent consideration	$2,306	$1,009
Common stock issued in connection with acquisitions	2,885	—
Purchase of intangible assets included in accounts payable and accrued liabilities	885	—
Capitalized internal-use software included in accounts payable and accrued liabilities	528	—
Stock-based compensation capitalized as internal-use software	318	130
Purchase of property and equipment included in accounts payable and accrued liabilities	—	1,816

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of March 31, 2022, the interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, our interim condensed consolidated statements of stockholders' equity for the three months ended March 31, 2022 and 2021, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. Our condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software and other intangible assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could significantly differ from those estimates.

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
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period, including shares issuable as acquisition-related contingent consideration when dilutive. For purposes of this calculation, stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), convertible senior notes, restricted shares, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
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
The majority of our subscription arrangements are cloud-based and do not provide customers the right to take possession of the technology or contain a significant penalty if the customer were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the customer. Our subscription contracts generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of March 31, 2022 and December 31, 2021, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $0.7 million and $0.8 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of March 31, 2022 and December 31, 2021, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $62.4 million and $57.6 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of March 31, 2022 and December 31, 2021, $1.4 million and $1.4 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the remaining $2.7 million and $3.0 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for credit losses based on the probability of future collections. Our allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the ongoing COVID-19 pandemic and increased inflation, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

Allowance for Credit Losses on Accounts Receivable
(unaudited)
Balance at January 1, 2022	$1,600
Current period provision for expected credit losses	200
Balance at March 31, 2022	$1,800
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the three months ended March 31, 2022 and 2021.
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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three months ended March 31, 2022 and 2021.
Business combinations
The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair value on the acquisition date. Any excess consideration over the fair value of the identifiable assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Significant estimation is required in determining the fair value of the customer-related intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (EBITDA) margin used in the estimate for customer relationships, and backlog. Many of these significant assumptions were forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of material assets acquired and liabilities assumed in a business combination.
For the three months ended March 31, 2022 and 2021, we expensed $1.7 million and $0.9 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We generally value the expected contingent consideration and the corresponding liabilities using a probability model such as the Monte Carlo method based on estimates of potential payment scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period.
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
Advertising costs
All advertising costs are expensed as incurred. For the three months ended March 31, 2022 and 2021, we incurred $1.0 million and $0.4 million in advertising costs, respectively.
Development costs and internal-use software
For technology products that are developed to be sold externally, we determined that technological feasibility is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are inconsequential.
We capitalize certain development costs incurred in connection with our internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by us and accessed by our customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life with amortization included in depreciation and amortization expense in our condensed consolidated statements of operations.
Stock-based compensation
Stock-based awards, including stock options, restricted stock units, performance-based restricted stock units, and restricted shares are measured and recognized in our condensed consolidated financial statements based on the fair value of the award on the grant date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however, we also consider whether any adjustments are required when the market closing price does not reflect certain material non-public information that we know but is unavailable to marketplace participants on the date of grant.
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
Income taxes
Deferred income tax balances are accounted for using the asset and liability method and reflect the effects of temporary differences between the financial reporting and tax bases of our assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets and liabilities are recorded for net operating loss (NOL) and tax credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets.
We use a two-step approach to recognize and measure uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We do not currently accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes because the impact would be immaterial due to our net operating losses and tax credit carryforwards. Significant judgment is required to evaluate uncertain tax positions.
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
The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at March 31, 2022 and December 31, 2021. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at their commencement date based on the present value of lease payments over the lease term. As our lease contracts do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease executory costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not have lease agreements that contain non-lease components.
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
Accounting pronouncements adopted
Accounting for convertible instruments
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The new standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments are reported as a single liability instrument with no separate accounting for embedded conversion features. The new standard also simplifies the diluted net income per share calculation, including a requirement to apply the if-converted method when calculating the potentially dilutive impact of convertible instruments. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021 and we adopted this standard using the modified retrospective approach as of January 1, 2022.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Adoption of the new standard resulted in significant classification changes to our condensed consolidated balance sheet as of January 1, 2022, including a decrease to Accumulated deficit of $17.2 million and a decrease to Additional paid-in capital of $61.2 million related to amounts attributable to the conversion premium that had previously been recorded in equity. We also recorded a net increase to the convertible senior notes balance of $44.0 million due to the reclassification of the conversion premium from equity to debt.

The adoption of this standard reduced our reported non-cash interest expense as we no longer record amortization of the debt discount. As we expect continued net losses in the near term, we do not expect significant changes to our diluted net loss per share calculation presented in our condensed consolidated statements of operations. However, applying the if-converted method instead of the net share settlement or treasury stock method, which was being applied prior to January 1, 2022, resulted in a significant increase in the potentially dilutive securities related to convertible senior notes disclosed in the notes to the condensed consolidated financial statements after adopting the new standard. There was no other significant impact to our condensed consolidated financial statements and related disclosures as a result of the adoption of this standard.

Accounting for business combinations

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted ASU 2021-08 and have applied that ASU prospectively to business combinations occurring on or after January 1, 2022.

Prior to the adoption of the new standard, we recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date.

Recent accounting pronouncements not yet adopted
There have been no recent accounting pronouncements issued which are expected to have a material effect on our condensed consolidated financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2. Business Combinations
The business acquisitions discussed below are included in our results of operations from their respective dates of acquisition.
2022 Acquisition
KPI Ninja, Inc.
On February 24, 2022, we acquired KPI Ninja, Inc. (KPI Ninja), a leading provider of interoperability, enterprise analytics, and value-based care solutions based in Lincoln, Nebraska. We accounted for the acquisition of KPI Ninja as a business combination. KPI Ninja is known for its powerful capabilities, flexible configurations, and comprehensive applications designed to fulfill the promise of data-driven health care. The acquisition consideration transferred was $21.4 million and was comprised of net cash consideration of $18.5 million and Health Catalyst common shares with a fair value of $2.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in KPI Ninja.
An additional 356,919 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 12 for additional details related to our stock-based compensation.
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of KPI Ninja (in thousands):

Assets acquired:
Accounts receivable	$45
Prepaid expenses and other assets	198
Property and equipment, net	15
Developed technologies	13,500
Customer relationships	1,100
Trademarks	800
Total assets acquired	15,658
Less liabilities assumed:
Accounts payable and other current liabilities	266
Deferred revenue	763
Net deferred tax liabilities	3,600
Total liabilities assumed	4,629
Total assets acquired, net	11,029
Goodwill	10,364
Total consideration transferred, net of cash acquired	$21,393
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include developed technology, customer relationships, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of four years, six years, and five years, respectively. The resulting goodwill from the KPI Ninja acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities, and the settlement of net working capital. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended March 31, 2022.
Pro forma financial information has not been presented for the KPI Ninja acquisition as the impact to our condensed consolidated financial statements was not material. The amount of revenue attributable to the acquired business of KPI Ninja was not material to our condensed consolidated statement of operations for the three months ended March 31, 2022. Income (loss) information for KPI Ninja after the acquisition date through March 31, 2022 is not presented as the KPI Ninja business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of 4 years and will vest in equal amounts on the anniversary of the close date. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three months ended March 31, 2022, we recognized compensation expense of $0.4 million related to these retention payments. As of March 31, 2022, there was an additional $2.6 of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 3.9 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2021 Acquisition
Twistle, Inc.
On July 1, 2021, we acquired Twistle, Inc. (Twistle), a healthcare patient engagement SaaS technology company that, among other things, helps automate patient-centered, personalized, multi-channel communication between care teams and patients that aims to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We accounted for the acquisition of Twistle as a business combination. The acquisition consideration transferred was $91.9 million and was comprised of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, with an initial fair value of $2.1 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Twistle.
An additional 67,939 restricted shares were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 12 for additional details related to our stock-based compensation.
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
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments are subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts are recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. During the three months ended March 31, 2022, we recognized compensation expense of $1.7 million related to these retention payments. As of March 31, 2022, there was an additional $4.5 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 0.7 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Recurring technology	$41,750	$33,567
One-time technology (i.e., perpetual license)	480	272
Professional services	25,857	22,007
Total revenue	$68,087	$55,846
For the three months ended March 31, 2022 and 2021, 99.1% and 99.9%, respectively, of revenue was related to contracts with customers located in the United States.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Technology	$179,554	$169,190
Professional services	782	782
Total goodwill	$180,336	$169,972
As of March 31, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$96,229	$(45,829)	$50,400
Customer relationships and contracts	82,564	(24,860)	57,704
Computer software licenses	9,722	(7,140)	2,582
Trademarks	2,520	(1,037)	1,483
Total intangible assets	$191,035	$(78,866)	$112,169

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
Amortization expense of acquired intangible assets was $9.3 million and $7.1 million for the three months ended March 31, 2022, and 2021, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Computer equipment	$9,120	$9,235
Leasehold improvements	10,832	10,832
Furniture and fixtures	3,731	3,715
Capitalized internal-use software costs	14,517	10,769
Computer software	198	198
Capital lease equipment	—	—
Total property and equipment	38,398	34,749
Less: accumulated depreciation	(13,509)	(11,433)
Property and equipment, net	$24,889	$23,316
Our long-lived assets are located in the United States. Depreciation expense totaled $2.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $3.7 million and $1.0 million of internal-use software costs for the three months ended March 31, 2022 and 2021, respectively. We incurred $1.3 million and $0.3 million of capitalized internal-use software cost amortization expense for the three months ended March 31, 2022 and 2021, respectively.

6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three months ended March 31, 2022 and 2021. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of March 31, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$182,267	$—	$—	$182,267	$182,267	$—
U.S. Treasury notes	29,894	—	(62)	29,832	—	29,832
Commercial paper	120,825	—	—	120,825	—	120,825
Corporate bonds	45,110	—	(42)	45,068	—	45,068
Asset-backed securities	31,367	—	(101)	31,266	—	31,266
Total	$409,463	$—	$(205)	$409,258	$182,267	$226,991

The following table summarizes, by major security type, our cash equivalents and short-term investments (in thousands) as of December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$173,475	$—	$—	$173,475	$173,475	$—
Commercial paper	153,498	—	—	153,498	—	153,498
Corporate bonds	71,259	—	(45)	71,214	4,424	66,790
Asset-backed securities	31,509	—	(43)	31,466	—	31,466
Total	$429,741	$—	$(88)	$429,653	$177,899	$251,754

The following table presents the contractual maturities of our short-term investments as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$205,882	$205,746	$230,429	$230,372
Due between one and five years	21,314	21,245	21,411	21,382
Total	$227,196	$226,991	$251,840	$251,754
Accrued interest receivables related to our available-for-sale securities of $0.5 million and $0.8 million as of March 31, 2022 and December 31, 2021 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2022 and December 31, 2021, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$182,267	$—	$—	$182,267
U.S. Treasury notes	29,832	—	—	29,832
Commercial paper	—	120,825	—	120,825
Corporate bonds	—	45,068	—	45,068
Asset-backed securities	—	31,266	—	31,266
Contingent consideration liabilities	—	—	(6,894)	(6,894)
Total	$212,099	$197,159	$(6,894)	$402,364
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$173,475	$—	$—	$173,475
U.S. Treasury notes		—	—	—
Commercial paper	—	153,498	—	153,498
Corporate bonds	—	71,214	—	71,214
Asset-backed securities	—	31,466	—	31,466
Contingent consideration liabilities	—	—	(19,295)	(19,295)
Total	$173,475	$256,178	$(19,295)	$410,358
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.
Convertible Senior Notes
As of March 31, 2022, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $264.1 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We acquired Healthfinch, Inc. (Healthfinch) on July 31, 2020 and accounted for the acquisition as a business combination. The Healthfinch acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. The first half of the Healthfinch earn-out contingent consideration liability was settled during 2021 for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability was fully settled during the three months ended March 31, 2022 for cash consideration of $1.7 million and the issuance of 78,248 shares of our common stock.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period.
The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is approximately $7.3 million based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned and our common stock price as of March 31, 2022. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs as of March 31, 2022:

	Valuation Method	Fair Value		Market Price of Revenue Risk	Revenue Volatility
	(unaudited)
Revenue-based earn-out liabilities	Monte Carlo	$6.9	million	2%	10%

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2021	$19,295
Change in fair value of contingent consideration liabilities	(8,424)
Settlement of contingent consideration	(3,977)
Balance as of March 31, 2022	$6,894

8. Accrued liabilities
As of March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Accrued compensation and benefit expenses	$10,330	$17,430
Other accrued liabilities	9,896	6,295
Total accrued liabilities	$20,226	$23,725

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as non-current.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Contractual interest expense	$1,431	$1,437
Amortization of debt issuance costs and discount(1)	374	2,870
Total	$1,805	$4,307
_________________________
(1)Amortization of debt issuance costs and discount for the three months ended March 31, 2022 no longer includes amortization of the debt discount due to the adoption of ASU 2020-06 using a modified retrospective approach. Refer to Note 1 for more information.
The net carrying value of the liability component of the Notes was as follows (in thousands):

March 31, 2021
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(4,603)
Net carrying amount	$225,397
Based on the closing price of our common stock of $26.13 on March 31, 2022, the if-converted value of the Notes was less than their respective principal amounts.
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
We used approximately $21.7 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties and are not part of the terms of the Notes. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets.

10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2022 and December 31, 2021, no shares of this preferred stock were issued and outstanding.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 53,918,541 and 52,690,019 shares were legally issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The shares legally issued and outstanding as of March 31, 2022 and December 31, 2021 included 424,858 and 67,939 restricted shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2022.

11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net loss per share, basic:
Numerator:
Net loss	$(22,458)	$(28,370)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	53,006,704	43,870,288
Net loss per share, basic	$(0.42)	$(0.65)
Net loss per share, diluted:
Numerator:
Net loss	$(22,458)	$(28,370)
Change in fair value of shares issuable as contingent consideration(1)	(6,104)	—
Net loss for diluted calculation	$(28,562)	$(28,370)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	53,006,704	43,870,288
Dilutive effect of shares issuable as acquisition-related contingent consideration(1)	208,326	—
Weighted-average number of shares used in calculating net loss per share, diluted	53,215,030	43,870,288
Net loss per share, diluted	$(0.54)	$(0.65)
____________________
(1)Relates to the portion of the Twistle earnout that will be settled in shares

During the three months ended March 31, 2022 and 2021, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive:

	As of March 31,
	2022	2021
	(unaudited)
Common stock options	1,959,414	3,344,047
Restricted stock units	4,184,519	2,937,690
Performance-based restricted stock units	554,716	307,859
Shares related to convertible senior notes	7,516,331	2,768,114
Shares issuable as acquisition-related contingent consideration	—	344,436
Employee stock purchase plan	88,677	72,892
Restricted shares	424,858	114,747
Total	14,728,515	9,889,785

On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for our calculation of potentially dilutive shares related to our convertible senior notes. Prior to the adoption, we applied the treasury stock method as we have the intent and ability to settle the principal amount of the convertible senior notes in cash. As such, the adoption of ASU 2020-06 resulted in a significant increase in the potentially dilutive securities disclosed in the table above as of March 31, 2022 compared to March 31, 2021. Refer to Note 1 for further details.

In connection with the offering of our convertible senior notes, we entered into Capped Calls with initial caps on the conversion price of $42.00 per share, which are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

The effect of shares issuable as acquisition-related contingent consideration were dilutive during the three months ended March 31, 2022, but anti-dilutive during the three months ended March 31, 2021. The anti-dilutive shares issuable as acquisition-related contingent consideration as of March 31, 2021 in the table above are calculated based on the earn-out achieved and the estimated amount of shares that would be issuable if the acquisition-related contingent consideration liabilities were to be settled as of that date.

12. Stock-Based Compensation
In 2011, our board of directors adopted the Health Catalyst, Inc. 2011 Stock Incentive Plan (2011 Plan), which provided for the direct award, sale of shares, and granting of RSUs and options for our common stock to our directors, team members, or consultants. In connection with our initial public offering (IPO), our board of directors adopted the 2019 Stock Option and Incentive Plan (2019 Plan). The 2019 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce, including the grant of incentive and non-statutory stock options, restricted and unrestricted stock, RSUs, and stock appreciation rights to our directors, team members, or consultants.
We initially reserved 2,500,000 shares under the 2019 Plan and 256,607 shares under the 2011 Plan that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2022, there were an additional 2,634,500 shares reserved for issuance under the 2019 Plan.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2022 and December 31, 2021, there were 17,929,420 and 15,294,920 shares authorized for grant, respectively, and 2,926,511 and 2,969,638 shares available for grant, respectively, under the 2019 Plan and 2011 Plan.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Options	$904	$1,394
Restricted stock units	12,048	8,002
Performance-based restricted stock units	3,296	1,329
Employee stock purchase plan	447	417
Restricted shares	1,425	2,368
Total stock-based compensation	$18,120	$13,510

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cost of revenue	$2,756	$1,809
Sales and marketing	7,013	4,818
Research and development	3,090	2,257
General and administrative	5,261	4,626
Total stock-based compensation	$18,120	$13,510
Stock Options
There were no stock options granted during the three months ended March 31, 2022 or 2021. A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2022, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2022	2,115,484	$11.45
Options exercised	(153,221)	11.65
Options cancelled/forfeited	(2,849)	13.17
Outstanding at March 31, 2022	1,959,414	$11.43	5.7	$28,798,387
Vested and expected to vest as of March 31, 2022	1,959,414	$11.43	5.7	$28,798,387
Vested and exercisable as of March 31, 2022	1,389,100	$10.73	5.3	$21,393,812
The aggregate intrinsic value of stock options exercised was $2.8 million for the three months ended March 31, 2022. The total grant-date fair value of stock options vested during the three months ended March 31, 2022 was $1.6 million. As of March 31, 2022, approximately $1.8 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 0.6 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2022	2,273,354	$43.84
RSUs granted	2,230,840	27.19
RSUs vested	(281,418)	40.53
RSUs forfeited	(38,257)	37.48
Unvested and outstanding at March 31, 2022	4,184,519	$35.24

As of March 31, 2022, we had $139.1 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.9 years.
Performance-based restricted stock units (PRSUs)
During the three months ended March 31, 2022, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2022 and if the individual employee continues to provide services to us through the vesting date of March 1, 2023. The number of PRSUs that will ultimately vest from the 2022 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2022 against the pre-established targets. We also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares will vest on March 1, 2023, and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the three months ended March 31, 2022:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2022	319,442	$50.28
PRSUs granted	548,088	27.19
PRSUs vested	(252,619)	50.22
PRSUs forfeited	(60,195)	48.07
Unvested and outstanding at March 31, 2022	554,716	$27.70

As of March 31, 2022, we had $12.3 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.1 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Employee stock purchase plan

In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 526,900 shares.
The ESPP generally provides for six-month offering periods. The offering periods generally start on the first trading day after June 30 and December 31 of each year. The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period or accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the option grant date(s)) for each calendar year. A participant may purchase the lowest of (i) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (ii) 2,500 shares, or (iii) such other lesser maximum number of shares as shall have been established by the Administrator in advance of the offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period.
The purchase price of the shares will be 85% of the lower of the fair value of common stock on the first trading day of each offering period or on the purchase date. Participants may end their participation at any time during an offering period and will be paid their accumulated contributions that have not been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Expected volatility	37.5%	40.4%
Expected term (in months)	6	6
Risk-free interest rate	0.22%	0.09%
Expected dividends	—	—
As of March 31, 2022, a total of 88,677 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2022. As of March 31, 2022, 1,635,874 shares are available for future issuance under the ESPP.
Restricted shares
As part of the Twistle acquisition that closed on July 1, 2021, 67,939 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares is subject to one year of continuous service and shall be released on the eighteen-month anniversary of the acquisition closing date.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As part of the KPI Ninja acquisition that closed on February 24, 2022, 356,919 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares is subject to continuous service with 25% vesting upon each six-month anniversary of the acquisition close date.
As of March 31, 2022, we had $10.2 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 1.7 years.

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
For the three months ended March 31, 2022 and 2021, our estimated effective tax rate was 13.7% and (0.4)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2022 and December 31, 2021, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
The income tax benefit of $3.6 million recorded for the three months ended March 31, 2022 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of valuation allowance is attributable to the acquisition of KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $3.6 million that had previously been offset by a valuation allowance. As we have a full valuation allowance on net deferred tax assets, our income tax provision for the three months ended March 31, 2021 consists primarily of minimal state and foreign income taxes.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. As of March 31, 2022 and December 31, 2021, there were no significant outstanding claims against us.
15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended March 31, 2022 and 2021, 45% and 42%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Our technology and professional services contracts generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $80.2 million of revenue on unsatisfied performance obligations as of March 31, 2022. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
16. Related Parties
We did not have any material related party transactions during the three months ended March 31, 2022 and we didn’t have any receivables or deferred revenue from related parties as of March 31, 2022 and December 31, 2021.
We have revenue arrangements with customers that are also our investors. None of these customers hold a significant amount of ownership in our equity interests.
In the past, we entered into arrangements with a customer, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the customer’s management was a member of our board of directors. This former director served on our board from January 2018 to May 2021. He resigned from his executive position with our customer on March 31, 2021. As such, we no longer consider this customer to be a related party subsequent to March 31, 2021. We recognized $0.9 million of revenue from this customer prior to the related party relationship ending during the three months ended March 31, 2021.
17. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:
•Technology - Our technology segment (Technology) includes our data platform, analytics applications and support services, and generates revenues primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and
•Professional Services - Our professional services segment (Professional Services) is generally the combination of analytics, implementation, strategic advisory, outsource, and improvement services to deliver expertise to our customers to more fully configure and utilize the benefits of our Technology offerings.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external customers. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.
Segment revenue and Adjusted Gross Profit for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue
Technology	$42,230	$33,839
Professional Services	25,857	22,007
Total	$68,087	$55,846

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Adjusted Gross Profit
Technology	$29,598	$23,388
Professional Services	7,574	6,929
Total reportable segments Adjusted Gross Profit	37,172	30,317
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,756)	(1,809)
Acquisition-related costs, net(1)	(325)	—
Less other reconciling items:
Sales and marketing	(20,818)	(15,651)
Research and development	(17,148)	(14,345)
General and administrative	(8,823)	(15,015)
Depreciation and amortization	(11,649)	(7,814)
Interest and other expense, net	(1,662)	(3,952)
Net loss before income taxes	$(26,009)	$(28,269)
____________________
(1)Acquisition-related costs, net include deferred retention expenses following the KPI Ninja and Twistle acquisitions.

18. Subsequent Events
ARMUS Corporation Acquisition

On April 29, 2022, we acquired ARMUS Corporation (ARMUS), a cloud-based provider of clinical registry development and data management software with advanced data analytics expertise for preliminary gross consideration of approximately $15.0 million, consisting of $9.0 million in cash and 241,449 shares of our common stock based on a reference price of $24.85 per share. Approximately $5.8 million of the stock consideration will be subject to revesting over a period of 18 months. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-looking Statements.”

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
Highlights from the three months ended March 31, 2022 included:
•We recognized total revenue of $68.1 million and $55.8 million for the three months ended March 31, 2022 and 2021, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recent acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(22.5) million and $(28.4) million for the three months ended March 31, 2022 and 2021, respectively.
•Our Adjusted EBITDA was $0.7 million and $(0.8) million for the three months ended March 31, 2022 and 2021, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

COVID-19 Impact
The COVID-19 pandemic and the related public health developments have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has disrupted and we believe will continue to disrupt the normal operations of our customers, which are primarily healthcare providers. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time.
The waves of COVID-19, coupled with the potential for new variants, low vaccination rates in certain areas of the country, and a tight health system labor market have placed the national healthcare system under operational and budgetary strain, and may continue to do so. Nevertheless, we continue to be encouraged as we witness meaningful evidence that the healthcare provider ecosystem is much better equipped and prepared to respond to COVID-19, including through treatment efficacy, supply chain logistics, capacity planning, and broader operational optimization.
We benefit from a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature. As such, we expect that the near-term impact of COVID-19 on our total revenue will be relatively muted, as evidenced by our revenue performance for the three months ended March 31, 2022 and year ended December 31, 2021. Additionally, we benefit from a high level of technology revenue predictability, especially our DOS subscription customers whose contracts typically have built-in, contractual technology revenue escalators. We also have developed a number of technology and services solutions designed specifically to support healthcare providers during the COVID-19 pandemic. Importantly, since the onset of the COVID-19 pandemic, our customers’ overall usage of our data platform has increased meaningfully. Given these factors, our technology dollar-based retention has not been impacted as a result of COVID-19 and we would anticipate similar dynamics moving forward.
As we get through the COVID-19 pandemic and healthcare organizations' operations continue to normalize with lower hospitalization rates, we are optimistic that the pandemic will serve as an overall medium-to-long term tailwind in the industry’s adoption of data and analytics. At the health system level, we are seeing meaningful evidence that COVID-19 is highlighting the need for a commercial-grade data and analytics solution to replace patchwork homegrown systems. Likewise, we have seen current and prospective customer interest strengthening in areas including revenue and cost optimization analytics and value-based care analytics, for which we think our technology and professional services offerings are well suited.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Total revenue	$68,087	$55,846
Adjusted Technology Gross Profit	$29,598	$23,388
Adjusted Technology Gross Margin	70%	69%
Adjusted Professional Services Gross Profit	$7,574	$6,929
Adjusted Professional Services Gross Margin	29%	31%
Total Adjusted Gross Profit	$37,172	$30,317
Total Adjusted Gross Margin	55%	54%
Adjusted EBITDA	$671	$(837)
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
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$42,230	$25,857	$68,087
Cost of revenue, excluding depreciation and amortization	(13,327)	(20,669)	(33,996)
Gross profit, excluding depreciation and amortization	28,903	5,188	34,091
Add:
Stock-based compensation	589	2,167	2,756
Acquisition-related costs, net(1)	106	219	325
Adjusted Gross Profit	$29,598	$7,574	$37,172
Gross margin, excluding depreciation and amortization	68%	20%	50%
Adjusted Gross Margin	70%	29%	55%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the KPI Ninja and Twistle acquisitions.

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

Adjusted Technology Gross Margin increased slightly from 69% for the three months ended March 31, 2021 to 70% for the three months ended March 31, 2022. This year-over-year performance was mainly driven by existing customers paying higher technology access fees from contractual, built-in escalators, without a commensurate increase in hosting costs, offset partially by headwinds due to the continued costs associated with transitioning a portion of our customer base to Azure hosted environments.

We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure.
Adjusted Professional Services Gross Margin decreased from 31% for the three months ended March 31, 2021 to 29% for the three months ended March 31, 2022, due primarily to a change in the mix of professional services we provided and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
We expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis and potentially decline in the near term due to changes in the mix of services we provide and the amount of operational overhead required to deliver our services.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, and acquisition-related costs, net. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(22,458)	$(28,370)
Add:
Interest and other expense, net	1,662	3,952
Income tax provision (benefit)	(3,551)	101
Depreciation and amortization	11,649	7,814
Stock-based compensation	18,120	13,510
Acquisition-related costs, net(1)	(4,751)	2,156
Adjusted EBITDA	$671	$(837)
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
•Impact of COVID-19 pandemic. The COVID-19 pandemic has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The ongoing waves of COVID-19 could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, and ARMUS in April 2022. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Customers, thus impacting our overall growth rate. Specifically, Medicity customers have generated a lower Dollar-based Retention Rate than DOS Subscription Customers and we expect declining revenue from Medicity customers in the foreseeable future. If our cross-sell efforts and technology integration strategies are successful related to the recent acquisitions, this could offset revenue declines from Medicity customers. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near-term.

•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. In 2022, our technology revenue and professional services revenue represented 62% and 38% of total revenue, respectively. Changes in our revenue mix between the two offerings would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” above for more information.
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

Recent Acquisitions
KPI Ninja, Inc.
On February 24, 2022, we acquired KPI Ninja, a leading provider of interoperability, enterprise analytics, and value-based care solutions based in Lincoln, Nebraska. KPI Ninja is known for its powerful capabilities, flexible configurations, and comprehensive applications designed to fulfill the promise of data-driven health care. The acquisition consideration transferred was $21.4 million and was comprised of net cash consideration of $18.5 million and Health Catalyst common shares with a fair value of $2.9 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation.
Twistle, Inc.
On July 1, 2021, we acquired Twistle, a healthcare patient engagement SaaS technology company that automates patient-centered communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare and life science organizations. The acquisition consideration transferred was $91.9 million, consisting of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, which had an initial estimated fair value of $2.1 million.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2022 and 2021, technology revenue represented 62% and 61% of total revenue, respectively, and professional services represented 38% and 39% of total revenue, respectively.
Technology revenue.    Technology revenue primarily consists of subscription fees charged to customers for access to use our data platform and analytics applications. We provide customers access to our technology through either an all-access or limited-access, modular subscription. Our subscription contracts are cloud-based and generally have a three or five year-year term, of which many are terminable after one year upon 90 days' notice. The vast majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense partially offset by income from our investment holdings. Interest expense in the current year is primarily attributable to the Notes and in prior years was primarily attributable to our now extinguished term loan and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements. The adoption of ASU 2020-06 this quarter reduced our reported interest expense as it relates to our convertible senior notes.
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
On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. On March 11, 2021, ARPA was enacted and signed into U.S. law to provide additional economic stimulus and tax credits. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act and ARPA do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provided for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. We deferred the social security payroll tax match beginning in April 2020 and fully paid all related deferred payroll taxes in December 2021.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Technology	$42,230	$33,839
Professional services	25,857	22,007
Total revenue	68,087	55,846
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	13,327	10,825
Professional services(1)(2)	20,669	16,513
Total cost of revenue, excluding depreciation and amortization	33,996	27,338
Operating expenses:
Sales and marketing(1)(2)	20,818	15,651
Research and development(1)(2)	17,148	14,345
General and administrative(1)(2)	8,823	15,015
Depreciation and amortization	11,649	7,814
Total operating expenses	58,438	52,825
Loss from operations	(24,347)	(24,317)
Interest and other expense, net	(1,662)	(3,952)
Loss before income taxes	(26,009)	(28,269)
Income tax provision (benefit)	(3,551)	101
Net loss	$(22,458)	$(28,370)
______________
(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2022	2021
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$589	$374
Professional services	2,167	1,435
Sales and marketing	7,013	4,818
Research and development	3,090	2,257
General and administrative	5,261	4,626
Total	$18,120	$13,510
(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended March 31,
	2022	2021
Acquisition-related costs (benefit), net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$106	$—
Professional services	219	—
Sales and marketing	397	—
Research and development	558	—
General and administrative	(6,031)	2,156
Total	$(4,751)	$2,156

	Three Months Ended March 31,
	2022	2021
Revenue:
Technology	62%	61%
Professional services	38	39
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	19
Professional service	30	30
Total cost of revenue, excluding depreciation and amortization	50	49
Operating expenses
Sales and marketing	31	28
Research and development	25	26
General and administrative	13	27
Depreciation and amortization	17	14
Total operating expenses	86	95
Loss from operations	(36)	(44)
Interest and other expense, net	(2)	(7)
Loss before income taxes	(38)	(51)
Income tax provision (benefit)	(5)	—
Net loss	(33)%	(51)%

Discussion of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$42,230	$33,839	$8,391	25%
Professional services	25,857	22,007	3,850	17%
Total revenue	$68,087	$55,846	$12,241	22%
Percentage of revenue:
Technology	62%	61%
Professional services	38	39
Total	100%	100%

Total revenue was $68.1 million for the three months ended March 31, 2022, compared to $55.8 million for the three months ended March 31, 2021, an increase of $12.2 million, or 22%.
Technology revenue was $42.2 million, or 62% of total revenue, for the three months ended March 31, 2022, compared to $33.8 million, or 61% of total revenue, for the three months ended March 31, 2021. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, and revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.

Professional services revenue was $25.9 million, or 38% of total revenue, for the three months ended March 31, 2022, compared to $22.0 million, or 39% of total revenue, for the three months ended March 31, 2021. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers as well as greater non-recurring and project-based services.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$13,327	$10,825	$2,502	23%
Professional services	20,669	16,513	4,156	25%
Total cost of revenue, excluding depreciation and amortization	$33,996	$27,338	$6,658	24%
Percentage of total revenue	50%	49%
Cost of technology revenue, excluding depreciation and amortization, was $13.3 million for the three months ended March 31, 2022, compared to $10.8 million for the three months ended March 31, 2021, an increase of $2.5 million, or 23%. The increase in cost of technology revenue was primarily due to $0.9 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, $0.6 million in salary and related personnel costs from an increase in cloud services and support headcount, and $0.5 million increase in dues and subscriptions.
Cost of professional services revenue was $20.7 million for the three months ended March 31, 2022, compared to $16.5 million for the three months ended March 31, 2021, an increase of $4.2 million, or 25%. This increase was primarily due to a $2.5 million increase in salary and related personnel costs from additional professional services headcount, a $0.8 million increase in contractor and outside service fees, and a $0.7 million increase in stock-based compensation.
Operating Expenses
Sales and marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$20,818	$15,651	$5,167	33%
Percentage of total revenue	31%	28%

Sales and marketing expenses were $20.8 million for the three months ended March 31, 2022, compared to $15.7 million for the three months ended March 31, 2021, an increase of $5.2 million, or 33%. The increase was primarily due to a $2.2 million increase in stock-based compensation and a $2.2 million increase in salary and related personnel costs from additional headcount.
Sales and marketing expense as a percentage of total revenue increased from 28% in the three months ended March 31, 2021 to 31% in the three months ended March 31, 2022.

Research and development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$17,148	$14,345	$2,803	20%
Percentage of total revenue	25%	26%

Research and development expenses were $17.1 million for the three months ended March 31, 2022, compared to $14.3 million for the three months ended March 31, 2021, an increase of $2.8 million, or 20%. The increase was primarily due to a $1.4 million increase in salary and related personnel costs from additional development team headcount, a $0.8 million increase in stock-based compensation, and a $0.6 million increase in contractor and outside service fees.

Research and development expense as a percentage of revenue decreased from 26% in the three months ended March 31, 2021 to 25% in the three months ended March 31, 2022.

General and administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,823	$15,015	$(6,192)	(41)%
Percentage of total revenue	13%	27%

General and administrative expenses were $8.8 million for the three months ended March 31, 2022, compared to $15.0 million for the three months ended March 31, 2021, a decrease of $6.2 million, or 41%. The decrease was primarily due to a $10.6 million decrease in change in fair value of contingent consideration liabilities, partially offset by an increase of $1.8 million in salary and related personnel costs from additional headcount, a $1.7 million increase in acquisition-related transaction costs, and a $0.6 million increase in stock-based compensation.

General and administrative expense as a percentage of revenue decreased from 27% in the three months ended March 31, 2021 to 13% in the three months ended March 31, 2022.
Depreciation and amortization

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$11,649	$7,814	$3,835	49%
Percentage of total revenue	17%	14%

Depreciation and amortization expenses were $11.6 million for the three months ended March 31, 2022, compared to $7.8 million for the three months ended March 31, 2021, an increase of $3.8 million, or 49%. This increase was primarily due to the amortization of acquired intangible assets resulting from our recent business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the three months ended March 31, 2021 to 17% in the three months ended March 31, 2022.

Interest and other expense, net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$174	154	$20	13%
Interest expense	(1,805)	(4,130)	2,325	(56)%
Other income (expense)	(31)	24	(55)	(229)%
Total interest and other expense, net	$(1,662)	$(3,952)	$2,290	(58)%

Interest and other expense, net decreased $2.3 million, or 58%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This change is primarily due to a decrease in non-cash interest expense of $2.3 million related to the modified retrospective adoption of ASU 2020-06. Refer to Note 1 and Note 9 of the condensed consolidated financial statements for further information.

Income tax provision (benefit)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(3,551)	$101	$(3,652)	n/m(1)
__________________________
(1)Not meaningful.
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. The income tax benefit of $3.6 million recorded for the three months ended March 31, 2022, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the period. The release of our valuation allowance is attributable to the acquisition of KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents, and short-term investments of $425.4 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our IPO, the Note Offering, and a Secondary Public Equity Offering. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
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
Capped Calls
On April 8, 2020, concurrently with the pricing of the Notes, we entered into Base Capped Calls with certain financial institutions, or option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into the Additional Capped Calls with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the option premium cost of the Capped Calls. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price.
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$1,158	$(3,143)
Net cash provided by investing activities	1,656	37,376
Net cash provided by financing activities	2,388	6,446
Effect of exchange rate changes	(1)	(6)
Net increase in cash and cash equivalents	$5,201	$40,673
Operating Activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.

For the three months ended March 31, 2022, net cash provided by operating activities was $1.2 million, which included a net loss of $22.5 million. Non-cash adjustments primarily consisted of $11.6 million in depreciation and amortization, $18.1 million in stock-based compensation, reduced by the $8.4 million change in fair value of contingent consideration liabilities and the $3.6 million deferred tax benefit.
For the three months ended March 31, 2021, net cash used in operating activities was $3.1 million, which included a net loss of $28.4 million. Noncash adjustments primarily consisted of $7.8 million in depreciation and amortization of property, equipment, and intangible assets, $13.5 million in stock-based compensation, $2.2 million in change in fair value of contingent consideration liabilities, and $2.9 million in amortization of debt discount and issuance costs.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2022 of $1.7 million was primarily due to $81.0 million provided from the sale and maturity of short-term investments, reduced by $56.7 million in purchases of short-term investments, $18.5 million used to acquire KPI Ninja, and $3.3 million in capitalized internal-use software development costs.
Net cash provided by investing activities for the three months ended March 31, 2022 of $37.4 million was primarily due to $53.2 million provided from the sale and maturity of short-term investments, reduced by $8.6 million in purchases of short-term investments, and $6.4 million in purchases of property, equipment, and intangible assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 of $2.4 million was primarily the result of $1.8 million in stock option exercise proceeds and $1.5 million in proceeds from our ESPP, reduced by the $0.9 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the three months ended March 31, 2021 of $6.4 million was primarily the result of $6.5 million in stock option exercise proceeds and $1.3 million in proceeds from our ESPP, reduced by $1.4 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. Refer to “Note 9—Convertible Senior Notes" and "Note 14—Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the COVID-19 pandemic and war in Ukraine, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the COVID-19 pandemic, Ukraine war, recent inflationary pressures, and other factors on our estimates, including our expected credit losses.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. See “Note 1—Description of Business and Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company's significant accounting policies.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $425.4 million as of March 31, 2022, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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

As of March 31, 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is typically their local currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee and Singapore Dollar. Due to the relatively small size of our international operations to date, our foreign currency exposure has been fairly limited and not material to our business. Accordingly, we have not instituted a hedging program. We are considering the costs and benefits of initiating such a program and may in the future hedge balances and transactions denominated in currencies other than the U.S. dollar as we expand international operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, during 2020 we acquired Able Health, Healthfinch, and Vitalware, during 2021 we acquired Twistle and during 2022 we acquired KPI Ninja and ARMUS. We are in the process of integrating KPI Ninja and ARMUS with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Further, due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that the tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability such as government or state Attorney General investigations.
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
Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2021, we had filed applications for a number of patents, and we have twelve issued U.S. patents, three issued Canadian patents, one issued Great Britain patent, and one issued European patent, as well as two patent applications pending in the United States and one patent application pending in Canada. We also had thirty registered trademarks in the United States, Singapore, United Arab Emirates, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja and ARMUS in between February 2020 and April 2022. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers and retain existing customers, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our customers and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that customers share with us, process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future, including through offerings similar to the Secondary Public Equity Offering during the third quarter of 2021. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisitions. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.
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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	May 10, 2022
Bryan Hunt	(Principal Financial Officer)