Form 10-Q
period 2022-06-30
Health Catalyst, Inc.
filed 2022-08-05
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2022, the Registrant had 54,723,376 shares of common stock outstanding.

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
•ability to successfully identify, acquire, and integrate companies and assets; and
•expectations regarding the impact of any natural disasters, macroeconomic challenges (including inflation) or public health emergencies, such as the COVID-19 pandemic, on our business and results of operations.
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
•The ongoing global coronavirus (COVID-19) pandemic and recently high inflationary environment could harm our business, results of operations, and financial condition.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,983	$193,227
Short-term investments	226,365	251,754
Accounts receivable, net	47,752	48,801
Prepaid expenses and other assets	14,270	14,609
Total current assets	465,370	508,391
Property and equipment, net	26,527	23,316
Intangible assets, net	109,508	104,788
Operating lease right-of-use assets	20,228	21,133
Goodwill	185,982	169,972
Other assets	3,724	4,496
Total assets	$811,339	$832,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,691	$4,693
Accrued liabilities	18,612	23,725
Deferred revenue	60,883	56,632
Operating lease liabilities	3,498	3,425
Contingent consideration liabilities	1,625	4,576
Total current liabilities	90,309	93,051
Convertible senior notes	225,772	180,942
Deferred revenue, net of current portion	553	929
Operating lease liabilities, net of current portion	19,142	20,244
Contingent consideration liabilities, net of current portion	6,390	14,719
Other liabilities	118	113
Total liabilities	342,284	309,998
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 54,053,379 and 52,622,080 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	54	53
Additional paid-in capital	1,386,946	1,400,972
Accumulated deficit	(917,506)	(878,860)
Accumulated other comprehensive loss	(439)	(67)
Total stockholders’ equity	469,055	522,098
Total liabilities and stockholders’ equity	$811,339	$832,096

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue(1):
Technology	$45,397	$35,529	$87,627	$69,368
Professional services	25,236	24,098	51,093	46,105
Total revenue	70,633	59,627	138,720	115,473
Cost of revenue, excluding depreciation and amortization:
Technology	13,996	11,847	27,323	22,672
Professional services	20,611	18,206	41,280	34,719
Total cost of revenue, excluding depreciation and amortization	34,607	30,053	68,603	57,391
Operating expenses:
Sales and marketing	20,922	16,705	41,740	32,356
Research and development	18,148	14,524	35,296	28,869
General and administrative	17,536	22,525	26,359	37,540
Depreciation and amortization	12,612	8,139	24,261	15,953
Total operating expenses	69,218	61,893	127,656	114,718
Loss from operations	(33,192)	(32,319)	(57,539)	(56,636)
Interest and other expense, net	(1,180)	(3,707)	(2,842)	(7,659)
Loss before income taxes	(34,372)	(36,026)	(60,381)	(64,295)
Income tax benefit	(944)	(192)	(4,495)	(91)
Net loss	$(33,428)	$(35,834)	$(55,886)	$(64,204)
Net loss per share, basic	$(0.62)	$(0.80)	$(1.05)	$(1.45)
Net loss per share, diluted	$(0.62)	$(0.80)	$(1.15)	$(1.45)
Weighted-average shares outstanding used in calculating net loss per share, basic	53,675	44,886	53,343	44,381
Weighted-average shares outstanding used in calculating net loss per share, diluted	53,675	44,886	53,804	44,381

__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Loss	$(33,428)	$(35,834)	$(55,886)	$(64,204)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	(147)	4	(265)	15
Change in foreign currency translation adjustment	(29)	(3)	(107)	(44)
Comprehensive loss	$(33,604)	$(35,833)	$(56,258)	$(64,233)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	53,493,683	$53	$1,365,197	$(884,078)	$(263)	$480,909
Vesting of restricted stock units	254,088	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	124,151	—	1,531	—	—	1,531
Exercise of stock options	174,168	—	1,879	—	—	1,879
Stock-based compensation	—	—	18,218	—	—	18,218
Issuance of common stock related to acquisitions	7,289	—	121	—	—	121
Net loss	—	—	—	(33,428)	—	(33,428)
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of June 30, 2022	54,053,379	$54	$1,386,946	$(917,506)	$(439)	$469,055

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	44,340,036	$44	$1,022,781	$(754,020)	$31	$268,836
Vesting of restricted stock units	216,787	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	70,239	—	2,609	—	—	2,609
Exercise of stock options	674,705	1	7,587	—	—	7,588
Stock-based compensation	—	—	17,831	—	—	17,831
Issuance of common stock for settlement of contingent consideration	309,458	—	14,872	—	—	14,872
Net loss	—	—	—	(35,834)	—	(35,834)
Other comprehensive income	—	—	—	—	1	1
Balance as of June 30, 2021	45,611,225	$46	$1,065,680	$(789,854)	$32	$275,904
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	52,622,080	$53	$1,400,972	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	–	–	(61,213)	17,240	–	(43,973)
Vesting of restricted stock units	788,125	1	–	–	–	1
Issuance of common stock under employee stock purchase plan	124,151	–	1,531	–	–	1,531
Exercise of stock options	327,389	–	3,688	–	–	3,688
Stock-based compensation	–	–	36,656	–	–	36,656
Issuance of common stock for settlement of contingent consideration	78,248	–	2,306	–	–	2,306
Issuance of common stock related to acquisitions	113,386	–	3,006	–	–	3,006
Net loss	–	–	–	(55,886)	–	(55,886)
Other comprehensive loss	–	–	–	–	(372)	(372)
Balance as of June 30, 2022	54,053,379	$54	$1,386,946	$(917,506)	$(439)	$469,055

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Vesting of restricted stock units and restricted shares	620,758	1	–	–	–	1
Issuance of common stock under employee stock purchase plan	70,239	–	2,609	–	–	2,609
Exercise of stock options	1,212,594	2	14,074	–	–	14,076
Stock-based compensation	–	–	31,471	–	–	31,471
Issuance of common stock for settlement of contingent consideration	330,786	–	15,881	–	–	15,881
Net loss	–	–	–	(64,204)	–	(64,204)
Other comprehensive loss	–	–	–	–	(29)	(29)
Balance as of June 30, 2021	45,611,225	$46	$1,065,680	$(789,854)	$32	$275,904
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(55,886)	$(64,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	36,052	31,237
Depreciation and amortization	24,261	15,953
Non-cash operating lease expense	1,660	1,926
Amortization of debt discount and issuance costs	749	5,817
Amortization of investment discount and premium	403	569
Provision for expected credit losses	400	398
Deferred tax provision (benefit)	(4,529)	4
Change in fair value of contingent consideration liabilities	(7,303)	9,064
Other	(78)	(25)
Change in operating assets and liabilities:
Accounts receivable, net	1,294	927
Prepaid expenses and other assets	1,584	(1,548)
Accounts payable, accrued liabilities, and other liabilities	(4,886)	(2,439)
Deferred revenue	374	7,465
Contingent consideration liabilities	(741)	(11,025)
Operating lease liabilities	(1,772)	(2,107)
Net cash used in operating activities	(8,418)	(7,988)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	185,171	174,293
Purchase of short-term investments	(160,548)	(53,686)
Acquisition of business, net of cash acquired	(27,846)	—
Capitalization of internal-use software	(7,026)	(1,912)
Purchase of intangible assets	(1,298)	(770)
Purchases of property and equipment	(558)	(8,138)
Proceeds from the sale of property and equipment	10	12
Net cash (used in) provided by investing activities	(12,095)	109,799

Cash flows from financing activities
Proceeds from exercise of stock options	3,688	14,076
Proceeds from employee stock purchase plan	1,531	2,619
Payments of acquisition-related consideration	(930)	(5,360)
Net cash provided by financing activities	4,289	11,335
Effect of exchange rate changes on cash and cash equivalents	(20)	(5)
Net (decrease) increase in cash and cash equivalents	(16,244)	113,141

Cash and cash equivalents at beginning of period	193,227	91,954
Cash and cash equivalents at end of period	$176,983	$205,095

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$3,006	$—
Common stock issued for settlement of contingent consideration	2,306	15,881
Purchase of intangible assets included in accounts payable and accrued liabilities	905	1,075
Stock-based compensation capitalized as internal-use software	604	234
Purchase of property and equipment included in accounts payable and accrued liabilities	459	1,149
Operating lease right-of-use assets obtained in exchange for operating lease obligations	169	—
Capitalized internal-use software included in accounts payable and accrued liabilities	97	—

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, our interim condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. Our condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software and other intangible assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could significantly differ from those estimates.

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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of June 30, 2022 and December 31, 2021, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $0.5 million and $0.8 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of June 30, 2022 and December 31, 2021, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $61.4 million and $57.6 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of June 30, 2022 and December 31, 2021, $1.2 million and $1.4 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the remaining $2.2 million and $3.0 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for credit losses based on the probability of future collections. Our allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the ongoing COVID-19 pandemic and recently high inflationary environment, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

Allowance for Credit Losses on Accounts Receivable
(unaudited)
Balance at January 1, 2022	$1,600
Current period provision for expected credit losses	400
Balance at June 30, 2022	$2,000
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the three and six months ended June 30, 2022 and 2021.
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

Developed technologies	3-10 years
Customer relationships and contract backlog	2-7 years
Computer software licenses	1-5 years
Trademarks	1-5 years

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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and six months ended June 30, 2022 and 2021.
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
We expensed $1.2 million and $1.2 million of transaction costs associated with business combinations during the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
Advertising costs
All advertising costs are expensed as incurred. For the three months ended June 30, 2022 and 2021, we incurred $0.4 million and $0.4 million of advertising costs, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at June 30, 2022 and December 31, 2021. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
2022 acquisitions
ARMUS Corporation
On April 29, 2022, we acquired ARMUS Corporation (ARMUS), a clinical registry development and data management technology company based in Foster City, California. We accounted for the acquisition of ARMUS as a business combination. ARMUS provides data abstraction, data validation, data management, data submission, and data reporting services to support participation in clinical quality registries for healthcare institutions around the world, including health systems, payers, medical device companies, and premier medical societies. The acquisition consideration transferred was $9.4 million and was comprised of net cash consideration of $9.3 million and Health Catalyst common shares with a fair value of $0.1 million. The purchase resulted in Health Catalyst acquiring 100% ownership in ARMUS.
An additional 235,330 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 12 for additional details related to our stock-based compensation.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of ARMUS (in thousands):

Assets acquired:
Accounts receivable	$601
Prepaid expenses and other assets	104
ROU lease asset	169
Developed technologies	4,600
Customer relationships	2,200
Trademarks	200
Total assets acquired	7,874
Less liabilities assumed:
Accounts payable	119
Accrued and other current liabilities	196
Deferred revenue	2,740
Lease liability	157
Net deferred tax liabilities	933
Total liabilities assumed	4,145
Total assets acquired, net	3,729
Goodwill	5,645
Total consideration transferred, net of cash acquired	$9,374
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include developed technology, customer relationships, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of four years, six years, and three years, respectively. The resulting goodwill from the ARMUS acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities, and the settlement of net working capital. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended June 30, 2022.
Pro forma financial information has not been presented for the ARMUS acquisition as the impact to our condensed consolidated financial statements was not material. The amount of revenue attributable to the acquired business of ARMUS was not material to our condensed consolidated statement of operations for the three and six months ended June 30, 2022. Income (loss) information for ARMUS after the acquisition date through June 30, 2022 is not presented as the ARMUS business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of three years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three months ended June 30, 2022, we recognized compensation expense of $1.2 million related to these retention payments. As of June 30, 2022, there is an additional $3.8 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.8 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and six months ended June 30, 2022.
The amount of revenue attributable to the acquired business of KPI Ninja was not material to our condensed consolidated statement of operations for the three and six months ended June 30, 2022. Income (loss) information for KPI Ninja after the acquisition date through June 30, 2022 is not presented as the KPI Ninja business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Pro forma financial information has not been presented for the KPI Ninja acquisition as the impact to our condensed consolidated financial statements was not material.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and six months ended June 30, 2022, we recognized compensation expense of $0.2 million and $0.6 million, respectively, related to these retention payments. As of June 30, 2022, there was an additional $2.4 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 3.7 years.
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
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments are subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts are recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. During the three and six months ended June 30, 2022, we recognized compensation expense of $1.7 million and $3.3 million, respectively, related to these retention payments. As of June 30, 2022, there was an additional $2.8 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 0.5 years.

3. Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Recurring technology	$45,397	$35,529	$87,147	$69,096
One-time technology (i.e., perpetual license)	—	—	480	272
Professional services	25,236	24,098	51,093	46,105
Total revenue	$70,633	$59,627	$138,720	$115,473
Revenue related to contracts with customers located in the United States was 96.0% and 99.1%, respectively, for the three months ended June 30, 2022 and 2021 and 97.5% and 99.5% for the six months ended June 30, 2022 and 2021, respectively.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Technology	$185,200	$169,190
Professional services	782	782
Total goodwill	$185,982	$169,972

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$100,829	$(51,144)	$49,685
Customer relationships and contracts	84,764	(28,756)	56,008
Computer software licenses	10,036	(7,703)	2,333
Trademarks	2,720	(1,238)	1,482
Total intangible assets	$198,349	$(88,841)	$109,508
Amortization expense of acquired intangible assets was $10.0 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively, and $19.3 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.
As of December 31, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$82,729	$(40,988)	$41,741
Customer relationships and contracts	81,464	(21,078)	60,386
Computer software licenses	8,392	(6,590)	1,802
Trademarks	1,720	(861)	859
Total intangible assets	$174,305	$(69,517)	$104,788

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Computer equipment	$9,455	$9,235
Leasehold improvements	10,832	10,832
Furniture and fixtures	3,731	3,715
Capitalized internal-use software costs	18,136	10,769
Computer software	198	198
Total property and equipment	42,352	34,749
Less: accumulated depreciation	(15,825)	(11,433)
Property and equipment, net	$26,527	$23,316
Our long-lived assets are located in the United States. Depreciation expense totaled $2.6 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We capitalized $3.6 million and $1.1 million of internal-use software costs for the three months ended June 30, 2022 and 2021, respectively, and $7.4 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively. We incurred $1.6 million and $0.5 million of capitalized internal-use software cost amortization expense for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and six months ended June 30, 2022 and 2021. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of June 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$161,634	$—	$—	$161,634	$161,634	$—
U.S. Treasury notes	44,877	—	(222)	44,655	—	44,655
Commercial paper	138,244	—	—	138,244	—	138,244
Corporate bonds	23,571	—	(106)	23,465	—	23,465
Asset-backed securities	20,026	—	(25)	20,001	—	20,001
Total	$388,352	$—	$(353)	$387,999	$161,634	$226,365

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$173,475	$—	$—	$173,475	$173,475	$—
Commercial paper	153,498	—	—	153,498	—	153,498
Corporate bonds	71,259	—	(45)	71,214	4,424	66,790
Asset-backed securities	31,509	—	(43)	31,466	—	31,466
Total	$429,741	$—	$(88)	$429,653	$177,899	$251,754

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table presents the contractual maturities of our short-term investments as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$226,718	$226,365	$230,429	$230,372
Due between one and five years	—	—	21,411	21,382
Total	$226,718	$226,365	$251,840	$251,754

Accrued interest receivables related to our available-for-sale securities of $0.4 million and $0.8 million as of June 30, 2022 and December 31, 2021 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2022 and December 31, 2021, there were no material unrealized losses due to expected credit loss-related factors.

7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$161,634	$—	$—	$161,634
U.S. Treasury notes	44,655	—	—	44,655
Commercial paper	—	138,244	—	138,244
Corporate bonds	—	23,465	—	23,465
Asset-backed securities	—	20,001	—	20,001
Contingent consideration liabilities	—	—	(8,015)	(8,015)
Total	$206,289	$181,710	$(8,015)	$379,984
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$173,475	$—	$—	$173,475
U.S. Treasury notes	—	—	—	—
Commercial paper	—	153,498	—	153,498
Corporate bonds	—	71,214	—	71,214
Asset-backed securities	—	31,466	—	31,466
Contingent consideration liabilities	—	—	(19,295)	(19,295)
Total	$173,475	$256,178	$(19,295)	$410,358

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.
Convertible senior notes
As of June 30, 2022, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $206.6 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.
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
The Twistle acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022. The Twistle contingent consideration is capped at $65.0 million and will be paid in a combination of approximately 20% cash and 80% in shares of our common stock. We expect to finalize and settle this contingent consideration liability during the third quarter of 2022.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. As of June 30, 2022, the estimated fair value of the Twistle revenue-based earn-out contingent consideration liability is approximately $8.0 million based on a point estimate of the ultimate earn-out that will be agreed upon and settled and the closing price per share of our common stock.
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2021	$19,295
Settlement of contingent consideration	(3,977)
Change in fair value of contingent consideration liabilities	(7,303)
Balance as of June 30, 2022	$8,015

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued Liabilities
As of June 30, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Accrued compensation and benefit expenses	$10,915	$17,430
Other accrued liabilities	7,697	6,295
Total accrued liabilities	$18,612	$23,725

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
As of June 30, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as non-current.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Contractual interest expense	$1,434	$1,438	$2,865	$2,875
Amortization of debt issuance costs and discount(1)	375	2,947	749	5,817
Total	$1,809	$4,385	$3,614	$8,692
_________________________
(1)Amortization of debt issuance costs and discount for the three and six months ended June 30, 2022 no longer includes amortization of the debt discount due to the adoption of ASU 2020-06 using a modified retrospective approach. Refer to Note 1 for more information.
The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2022
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(4,228)
Net carrying amount	$225,772
Based on the closing price of our common stock of $14.49 on June 30, 2022, the if-converted value of the Notes was less than their respective principal amounts.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

10. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2022 and December 31, 2021, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 54,713,567 and 52,690,019 shares were legally issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. The shares legally issued and outstanding as of June 30, 2022 and December 31, 2021 included 660,188 shares and 67,939 shares, respectively, issued pursuant acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2022.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net less per share, basic
Numerator:
Net loss	$(33,428)	$(35,834)	$(55,886)	$(64,204)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	53,675,377	44,886,489	53,342,887	44,381,196
Net loss per share, basic	$(0.62)	$(0.80)	$(1.05)	$(1.45)
Net less per share, basic
Numerator:
Net loss	$(33,428)	$(35,834)	$(55,886)	$(64,204)
Dilutive change in fair value of shares issuable as contingent consideration	—	—	(6,023)	—
Net loss for diluted calculation	$(33,428)	$(35,834)	$(61,909)	$(64,204)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	53,675,377	44,886,489	53,342,887	44,381,196
Dilutive effect of shares issuable as acquisition-related contingent consideration	—	—	461,554	—
Weighted-average number of shares used in calculating net loss per share, diluted	53,675,377	44,886,489	53,804,441	44,381,196
Net loss per share, diluted	$(0.62)	$(0.80)	$(1.15)	$(1.45)

During the three and six months ended June 30, 2022 and 2021, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive:

	As of June 30,
	2022	2021
	(unaudited)
Common stock options	1,781,952	2,660,759
Restricted stock units	4,018,450	2,813,051
Performance-based restricted stock units	581,597	318,737
Shares related to convertible senior notes	7,516,331	3,198,928
Shares issuable as acquisition-related contingent consideration(1)	440,966	93,100
Restricted shares	660,188	76,497
Total potentially dilutive securities	14,999,484	9,161,072
_________________________
(1)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the six months ended June 30, 2022, but anti-dilutive during the three months ended June 30, 2022 and the three and six months ended June 30, 2021. The anti-dilutive shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of the respective dates.
On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for our calculation of potentially dilutive shares related to our convertible senior notes. Prior to the adoption, we applied the treasury stock method as we have the intent and ability to settle the principal amount of the convertible senior notes in cash. As such, the adoption of ASU 2020-06 resulted in a significant increase in the potentially dilutive securities disclosed in the table above as of June 30, 2022 compared to June 30, 2021. Refer to Note 1 for further details.
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
As of June 30, 2022 and December 31, 2021, there were 17,929,420 and 15,294,920 shares authorized for grant, respectively, and 2,814,905 and 2,969,638 shares available for grant, respectively, under the 2019 Plan and 2011 Plan.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Options	$752	$1,721	$1,656	$3,115
Restricted stock units	13,836	10,460	25,884	18,462
Performance-based restricted stock units	340	3,519	3,636	4,848
Employee stock purchase plan	395	393	842	810
Restricted shares	2,609	1,634	4,034	4,002
Total stock-based compensation	$17,932	$17,727	$36,052	$31,237

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of revenue	$2,404	$2,856	$5,160	$4,665
Sales and marketing	6,875	5,932	13,888	10,750
Research and development	3,163	2,676	6,253	4,933
General and administrative	5,490	6,263	10,751	10,889
Total stock-based compensation	$17,932	$17,727	$36,052	$31,237

Stock options
There were no stock options granted during the six months ended June 30, 2022 or 2021. A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2022, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2022	2,115,484	$11.45
Options exercised	(327,389)	11.20
Options cancelled/forfeited	(6,143)	12.07
Outstanding at June 30, 2022	1,781,952	$11.49	5.4	$5,920,221
Vested and expected to vest as of June 30, 2022	1,781,952	$11.49	5.4	$5,920,221
Vested and exercisable as of June 30, 2022	1,447,146	$10.98	5.2	$5,380,840
The aggregate intrinsic value of stock options exercised was $3.8 million for the six months ended June 30, 2022. The total grant-date fair value of stock options vested during the six months ended June 30, 2022 was $3.1 million. As of June 30, 2022, approximately $1.0 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 0.5 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2022	2,273,354	$43.84
RSUs granted	2,378,404	26.41
RSUs vested	(534,003)	41.61
RSUs forfeited	(99,305)	36.25
Unvested and outstanding at June 30, 2022	4,018,450	$34.00
As of June 30, 2022, we had $124.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.7 years.
Performance-based restricted stock units (PRSUs)
During the six months ended June 30, 2022, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2022, and if the individual employee continues to provide services to us through the vesting date of March 1, 2023. The number of PRSUs that will ultimately vest from the 2022 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2022 against the pre-established targets. We also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares will vest on March 1, 2023, and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the six months ended June 30, 2022:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2022	319,442	$50.28
PRSUs granted	589,994	26.45
PRSUs vested	(254,122)	50.18
PRSUs forfeited	(73,717)	44.17
Unvested and outstanding at June 30, 2022	581,597	$26.90

As of June 30, 2022, we had $3.5 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1 year.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The ESPP generally provides for six-month offering periods. The offering periods generally start on the first trading day after June 30 and December 31 of each year. The ESPP permits participants to elect to purchase shares of common stock through fixed percentage contributions from eligible compensation during each offering period, not to exceed 15% of the eligible compensation a participant receives during an offering period or accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the option grant date(s)) for each calendar year. A participant may purchase the lowest of (i) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (ii) 2,500 shares; or (iii) such other lesser maximum number of shares as shall have been established by the ESPP Administrator in advance of the offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Expected volatility	37.5%	40.4%
Expected term (in months)	6	6
Risk-free interest rate	0.22%	0.09%
Expected dividends	—	—
During the six months ended June 30, 2022, we issued 124,151 shares under the ESPP, with a weighted-average purchase price per share of $12.32. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2022 were $1.5 million. As of June 30, 2022, 1,511,723 shares were available for future issuance under the ESPP.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As part of the ARMUS acquisition that closed on April 29, 2022, 235,330 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares is subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date.

As of June 30, 2022, we had $11.5 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 1.6 years.

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
Our estimated effective tax rate was 2.8% and 0.5% for the three months ended June 30, 2022 and 2021, respectively, and 7.4% and 0.1% for the six months ended June 30, 2022 and 2021, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2022 and December 31, 2021, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
The income tax benefit of $4.5 million recorded for the six months ended June 30, 2022 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the period. The release of valuation allowance is attributable to the acquisitions of KPI Ninja and ARMUS, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million that had previously been offset by a valuation allowance. As we have a full valuation allowance on net deferred tax assets, our income tax provision for the six months ended June 30, 2021 consisted primarily of minimal state and foreign income taxes.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. As of June 30, 2022 and December 31, 2021, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended June 30, 2022 and 2021, 47% and 45%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2022 and 2021, 34% and 29%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $106.0 million of revenue on unsatisfied performance obligations as of June 30, 2022. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
We did not have any material related party transactions during the six months ended June 30, 2022 and we did not have any receivables or deferred revenue from related parties as of June 30, 2022 and December 31, 2021.
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

17. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:
•Technology - Our technology segment (Technology) includes our data platform, analytics applications and support services and generates revenues primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and
•Professional Services - Our professional services segment (Professional Services) is generally the combination of analytics, implementation, strategic advisory, outsource, and improvement services to deliver expertise to our customers to more fully configure and utilize the benefits of our Technology offerings.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external customers. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.
Segment revenue and Adjusted Gross Profit for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue
Technology	$45,397	$35,529	$87,627	$69,368
Professional Services	25,236	24,098	51,093	46,105
Total	$70,633	$59,627	$138,720	$115,473

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$31,968	$24,256	$61,566	$47,644
Professional Services	6,696	8,174	14,270	15,103
Total reportable segments Adjusted Gross Profit	38,664	32,430	75,836	62,747
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,404)	(2,856)	(5,160)	(4,665)
Acquisition-related costs, net(1)	(234)	—	(559)	—
Less other reconciling items:
Sales and marketing	(20,922)	(16,705)	(41,740)	(32,356)
Research and development	(18,148)	(14,524)	(35,296)	(28,869)
General and administrative	(17,536)	(22,525)	(26,359)	(37,540)
Depreciation and amortization	(12,612)	(8,139)	(24,261)	(15,953)
Interest and other expense, net	(1,180)	(3,707)	(2,842)	(7,659)
Loss before income taxes	$(34,372)	$(36,026)	$(60,381)	$(64,295)
____________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.

18. Subsequent Events
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock.

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
Highlights from the three and six months ended June 30, 2022 included:
•We recognized total revenue of $70.6 million and $59.6 million for the three months ended June 30, 2022 and 2021, respectively, and $138.7 million and $115.5 million for the six months ended June 30, 2022 and 2021, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recent acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(33.4) million and $(35.8) million for the three months ended June 30, 2022 and 2021, respectively, and $(55.9) million and $(64.2) million for the six months ended June 30, 2022 and 2021, respectively.
•Our Adjusted EBITDA was $2.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

Challenging Macroeconomic Environment
Recent high levels of inflation, the ongoing COVID-19 pandemic, the tight labor market, and other challenging macroeconomic factors continue to adversely affect workforces, organizations, governments, customers, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including ours. These factors have also placed the national healthcare system under significant operational and budgetary strain, and will likely continue to do so in the near-term.
The health system end market, in particular, is experiencing meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our customers and prospective customers. Though we continue to have a robust pipeline and have not seen a material negative impact to our win-rates, many healthcare organizations are delaying near-term purchasing decisions as they reevaluate budgets given their financial situations. As a result, sales cycles have elongated which has negatively impacted our year-to-date bookings achievement and led to lower than anticipated new client additions and dollar-based retention metrics. Although there will likely continue to be some strain on our near-term conversion rates given the ongoing end-market financial pressure, we anticipate we will see an improvement in our pipeline conversion rates in the second half of 2022 relative to the first half of the year.
We benefit from a highly recurring revenue model in which greater than 90% of our revenue is recurring in nature and we have a high level of technology revenue predictability, especially within our DOS subscription customers whose contracts typically have built-in, contractual technology revenue escalators. However, in a few instances, we have experienced customers trimming back their near-term spend with us in an effort to meet short-term budget requirements. This included the loss of a large enterprise DOS subscription customer. Our historical gross customer retention has been extremely high, especially amongst our enterprise DOS customer base, and we believe the loss of this enterprise DOS customer was an isolated, customer-specific event. Within our professional services segment, a subset of customers have modestly reduced the number of FTEs engaged in their initiatives, while in the technology segment, a small subset of modular customers have lowered their application and analytics spend. As a result of the loss of a large enterprise DOS customer and other customers trimming back certain professional services and technology spend, we expect to have a sequential decline in our total revenue and Adjusted EBITDA in the third quarter compared to the second quarter of 2022.
We are proactively responding to the challenging macroeconomic environment with a strategic operating plan that we believe will enable us to move forward in a position of continued strength. In particular, we are focused on enabling continued operating leverage, including eliminating, pausing, or limiting investment in a subset of product areas that do not currently offer as clear a financial customer return on investment. Additionally, our operating focus includes initiatives that we believe will enable greater operating leverage in certain development and support functions, as well as professional services offerings, including through the use of offshore and nearshore labor and strategic partners.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$70,633	$59,627	$138,720	$115,473
Adjusted Technology Gross Profit	$31,968	$24,256	$61,566	$47,644
Adjusted Technology Gross Margin	70%	68%	70%	69%
Adjusted Professional Services Gross Profit	$6,696	$8,174	$14,270	$15,103
Adjusted Professional Services Gross Margin	27%	34%	28%	33%
Total Adjusted Gross Profit	$38,664	$32,430	$75,836	$62,747
Total Adjusted Gross Margin	55%	54%	55%	54%
Adjusted EBITDA	$1,999	$1,661	$2,670	$824
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
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$45,397	$25,236	$70,633
Cost of revenue, excluding depreciation and amortization	(13,996)	(20,611)	(34,607)
Gross profit, excluding depreciation and amortization	31,401	4,625	36,026
Add:
Stock-based compensation	480	1,924	2,404
Acquisition-related costs, net(1)	87	147	234
Adjusted Gross Profit	$31,968	$6,696	$38,664
Gross margin, excluding depreciation and amortization	69%	18%	51%
Adjusted Gross Margin	70%	27%	55%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.

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
Adjusted Technology Gross Margin increased from 68% for the three months ended June 30, 2021 to 70% for the three months ended June 30, 2022. This year-over-year performance was mainly driven by existing customers paying higher technology access fees from contractual, built-in escalators without a commensurate increase in hosting costs, offset partially by headwinds due to the continued costs associated with transitioning a portion of our customer base to Azure hosted environments.

Adjusted Professional Services Gross Margin decreased from 34% for the three months ended June 30, 2021 to 27% for the three months ended June 30, 2022, due primarily to a change in the mix of professional services we provided and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.

The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$87,627	$51,093	$138,720
Cost of revenue, excluding depreciation and amortization	(27,323)	(41,280)	(68,603)
Gross profit, excluding depreciation and amortization	60,304	9,813	70,117
Add:
Stock-based compensation	$1,069	$4,091	$5,160
Acquisition-related costs, net(1)	193	366	559
Adjusted Gross Profit	$61,566	$14,270	$75,836
Gross margin, excluding depreciation and amortization	69%	19%	51%
Adjusted Gross Margin	70%	28%	55%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.

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
Adjusted Technology Gross Margin increased slightly from 69% for the six months ended June 30, 2021 to 70% for the six months ended June 30, 2022. This year-over-year performance was mainly driven by existing customers paying higher technology access fees from contractual, built-in escalators, without a commensurate increase in hosting costs, offset partially by headwinds due to the continued costs associated with transitioning a portion of our customer base to Azure hosted environments.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure as well as a small subset of modular customers trimming their application spend.

Adjusted Professional Services Gross Margin decreased from 33% for the six months ended June 30, 2021 to 28% for the six months ended June 30, 2022, due primarily to a change in the mix of professional services we provided and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
We expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis and potentially decline in the near term due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and customers delaying or reducing services due to the uncertain and challenging macroeconomic environment.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other expense, net, income tax benefit, depreciation and amortization, stock-based compensation, and acquisition-related costs, net. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(33,428)	$(35,834)	$(55,886)	$(64,204)
Add:
Interest and other expense, net	1,180	3,707	2,842	7,659
Income tax benefit	(944)	(192)	(4,495)	(91)
Depreciation and amortization	12,612	8,139	24,261	15,953
Stock-based compensation	17,932	17,727	36,052	31,237
Acquisition-related costs, net(1)	4,647	8,114	(104)	10,270
Adjusted EBITDA	$1,999	$1,661	$2,670	$824
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
•Impact of challenging macroeconomic environment, including high inflation and COVID-19. The current high inflation environment and the COVID-19 pandemic have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. Our health system end market is currently experiencing meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to severe margin pressure. This margin pressure along with the ongoing waves of COVID-19 could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the challenging macroeconomic environment and its effects on our business, results of operations, or financial condition at this time.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the six months ended June 30, 2022, our technology revenue and professional services revenue represented 63% and 37% of total revenue, respectively.

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

Recent acquisitions
ARMUS Corporation.
On April 29, 2022, we acquired ARMUS, a clinical registry development and data management technology company based in Foster City, California. ARMUS provides data abstraction, data validation, data management, data submission, and data reporting services to support participation in clinical quality registries for healthcare institutions around the world, including health systems, payers, medical device companies, and premier medical societies. The acquisition consideration transferred was $9.4 million and was comprised of net cash consideration of $9.3 million and Health Catalyst common shares with a fair value of $0.1 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation.
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
Twistle, Inc.
On July 1, 2021, we acquired Twistle, a healthcare patient engagement SaaS technology company that automates patient-centered communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare organizations. The acquisition consideration transferred was $91.9 million, consisting of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ends on June 30, 2022, which had an initial estimated fair value of $2.1 million.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2022 and 2021, technology represented 64% and 60% of total revenue, respectively, and professional services represented 36% and 40%, of total revenue, respectively. For the six months ended June 30, 2022 and 2021, technology represented 63% and 60% of total revenue, respectively, and professional services represented 37% and 40%, of total revenue, respectively.
Technology revenue.    Technology revenue primarily consists of subscription fees charged to customers for access to use our data platform and analytics applications. We provide customers access to our technology through either an all-access or limited-access, modular subscription. Our subscription contracts are cloud-based and generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. The vast majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense partially offset by income from our investment holdings. Interest expense in the current year is primarily attributable to the Notes and in prior years was primarily attributable to our now extinguished term loan and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements. The adoption of ASU 2020-06 during the first quarter of 2022 reduced our reported interest expense as it relates to our convertible senior notes.
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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Technology	$45,397	$35,529	$87,627	$69,368
Professional services	25,236	24,098	51,093	46,105
Total revenue	70,633	59,627	138,720	115,473
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	13,996	11,847	27,323	22,672
Professional services(1)(2)	20,611	18,206	41,280	34,719
Total cost of revenue, excluding depreciation and amortization	34,607	30,053	68,603	57,391
Operating expenses:
Sales and marketing(1)(2)	20,922	16,705	41,740	32,356
Research and development(1)(2)	18,148	14,524	35,296	28,869
General and administrative(1)(2)	17,536	22,525	26,359	37,540
Depreciation and amortization	12,612	8,139	24,261	15,953
Total operating expenses	69,218	61,893	127,656	114,718
Loss from operations	(33,192)	(32,319)	(57,539)	(56,636)
Interest and other expense, net	(1,180)	(3,707)	(2,842)	(7,659)
Loss before income taxes	(34,372)	(36,026)	(60,381)	(64,295)
Income tax benefit	(944)	(192)	(4,495)	(91)
Net loss	$(33,428)	$(35,834)	$(55,886)	$(64,204)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$480	$574	$1,069	$948
Professional services	1,924	2,282	4,091	3,717
Sales and marketing	6,875	5,932	13,888	10,750
Research and development	3,163	2,676	6,253	4,933
General and administrative	5,490	6,263	10,751	10,889
Total	$17,932	$17,727	$36,052	$31,237

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Acquisition-related costs, net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$87	$—	$193	$—
Professional services	147	—	366	—
Sales and marketing	793	—	1,190	—
Research and development	1,107	—	1,665	—
General and administrative	$2,513	$8,114	$(3,518)	$10,270
Total	$4,647	$8,114	$(104)	$10,270

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Technology	64%	60%	63%	60%
Professional services	36	40	37	40
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	20	20	20
Professional service	29	30	30	30
Total cost of revenue, excluding depreciation and amortization	49	50	50	50
Operating expenses
Sales and marketing	30	28	30	28
Research and development	26	24	25	25
General and administrative	25	38	19	32
Depreciation and amortization	18	14	17	14
Total operating expenses	99	104	91	99
Loss from operations	(48)	(54)	(41)	(49)
Interest and other expense, net	(2)	(6)	(2)	(7)
Loss before income taxes	(50)	(60)	(43)	(56)
Income tax benefit	(1)	—	(3)	—
Net loss	(49)%	(60)%	(40)%	(56)%

Discussion of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$45,397	$35,529	$9,868	28%
Professional services	25,236	24,098	1,138	5%
Total revenue	$70,633	$59,627	$11,006	18%
Percentage of revenue:
Technology	64%	60%
Professional services	36	40
Total	100%	100%

Total revenue was $70.6 million for the three months ended June 30, 2022, compared to $59.6 million for the three months ended June 30, 2021, an increase of $11.0 million, or 18%.
Technology revenue was $45.4 million, or 64% of total revenue, for the three months ended June 30, 2022, compared to $35.5 million, or 60% of total revenue, for the three months ended June 30, 2021. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $25.2 million, or 36% of total revenue, for the three months ended June 30, 2022, compared to $24.1 million, or 40% of total revenue, for the three months ended June 30, 2021. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, as well as greater non-recurring and project-based services.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$13,996	$11,847	$2,149	18%
Professional services	20,611	18,206	2,405	13%
Total cost of revenue, excluding depreciation and amortization	$34,607	$30,053	$4,554	15%
Percentage of total revenue	49%	50%
Cost of technology revenue, excluding depreciation and amortization, was $14.0 million for the three months ended June 30, 2022, compared to $11.8 million for the three months ended June 30, 2021, an increase of $2.1 million, or 18%. The increase in cost of technology revenue was primarily due to $1.1 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, a $0.8 million increase in dues and subscriptions, and $0.4 million in salary and related personnel costs from an increase in cloud services and support headcount.

Cost of professional services revenue was $20.6 million for the three months ended June 30, 2022, compared to $18.2 million for the three months ended June 30, 2021, an increase of $2.4 million, or 13%. This increase was primarily due to a $2.1 million increase in salary and related personnel costs from additional professional services headcount and a $0.6 million increase in contractor and outside service fees.
Operating expenses
Sales and marketing

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$20,922	$16,705	$4,217	25%
Percentage of total revenue	30%	28%

Sales and marketing expenses were $20.9 million for the three months ended June 30, 2022, compared to $16.7 million for the three months ended June 30, 2021, an increase of $4.2 million, or 25%. The increase was primarily due to a $2.4 million increase in salary and related personnel costs from additional headcount, a $0.9 million increase in stock-based compensation, and a $0.4 million increase in contractor and outside service fees.
Sales and marketing expense as a percentage of total revenue increased from 28% in the three months ended June 30, 2021 to 30% in the three months ended June 30, 2022.
Research and development

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$18,148	$14,524	$3,624	25%
Percentage of total revenue	26%	24%

Research and development expenses were $18.1 million for the three months ended June 30, 2022, compared to $14.5 million for the three months ended June 30, 2021, an increase of $3.6 million, or 25%. The increase was primarily due to a $2.3 million increase in salary and related personnel costs from additional development team headcount, a $1.0 million increase in contractor and outside service fees, and a $0.5 million increase in stock-based compensation.
Research and development expense as a percentage of revenue increased from 24% in the three months ended June 30, 2021 to 26% in the three months ended June 30, 2022.
General and administrative

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$17,536	$22,525	$(4,989)	(22)%
Percentage of total revenue	25%	38%
General and administrative expenses were $17.5 million for the three months ended June 30, 2022, compared to $22.5 million for the three months ended June 30, 2021, a decrease of $5.0 million, or 22%. The decrease was primarily due to a $4.8 million decrease in change in fair value of contingent consideration liabilities, a $0.8 million decrease in stock-based compensation, partially offset by an increase of $1.4 million in salary and related personnel costs from additional headcount.

General and administrative expense as a percentage of revenue decreased from 38% in the three months ended June 30, 2021 to 25% in the three months ended June 30, 2022.
Depreciation and amortization

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$12,612	$8,139	$4,473	55%
Percentage of total revenue	18%	14%

Depreciation and amortization expenses were $12.6 million for the three months ended June 30, 2022, compared to $8.1 million for the three months ended June 30, 2021, an increase of $4.5 million, or 55%. This increase was primarily due to the amortization of acquired intangible assets resulting from our recent business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the three months ended June 30, 2021 to 18% in the three months ended June 30, 2022.
Interest and other expense, net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$676	460	$216	47%
Interest expense	(1,809)	(4,168)	2,359	(57)%
Other (expense) income	(47)	1	(48)	n/m(1)
Total interest and other expense, net	$(1,180)	$(3,707)	$2,527	(68)%
__________________
(1)Not meaningful
Interest and other expense, net decreased $2.5 million, or 68%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This change is primarily due to a decrease in non-cash interest expense of $2.4 million related to the modified retrospective adoption of ASU 2020-06. Refer to Note 1 and Note 9 of the condensed consolidated financial statements for further information.

Income tax provision (benefit)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(944)	$(192)	$(752)	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $0.9 million recorded for the three months ended June 30, 2022 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of the valuation allowance is attributable to the acquisition of ARMUS, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Discussion of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$87,627	$69,368	$18,259	26%
Professional services	51,093	46,105	4,988	11%
Total revenue	$138,720	$115,473	$23,247	20%
Percentage of revenue:
Technology	63%	60%
Professional services	37	40
Total	100%	100%

Total revenue was $138.7 million for the six months ended June 30, 2022, compared to $115.5 million for the six months ended June 30, 2021, an increase of $23.2 million, or 20%.
Technology revenue was $87.6 million, or 63% of total revenue, for the six months ended June 30, 2022, compared to $69.4 million, or 60% of total revenue, for the six months ended June 30, 2021. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $51.1 million, or 37% of total revenue, for the six months ended June 30, 2022, compared to $46.1 million, or 40% of total revenue, for the six months ended June 30, 2021. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, as well as greater non-recurring and project-based services.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$27,323	$22,672	$4,651	21%
Professional services	41,280	34,719	6,561	19%
Total cost of revenue, excluding depreciation and amortization	$68,603	$57,391	$11,212	20%
Percentage of total revenue	50%	50%
Cost of technology revenue, excluding depreciation and amortization, was $27.3 million for the six months ended June 30, 2022, compared to $22.7 million for the six months ended June 30, 2021, an increase of $4.7 million, or 21%. The increase was primarily due to a $2.0 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, a $1.3 million increase in dues and subscriptions, and $1.0 million in salary and related personnel costs from an increase in cloud services and support headcount.

Cost of professional services revenue was $41.3 million for the six months ended June 30, 2022, compared to $34.7 million for the six months ended June 30, 2021, an increase of $6.6 million, or 19%. This increase was primarily due to a $4.6 million increase in salary and related personnel costs from additional professional services headcount, a $1.4 million increase in contractor and outside service fees, and a $0.4 million increase in stock-based compensation.
Operating expenses
Sales and marketing

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$41,740	$32,356	$9,384	29%
Percentage of total revenue	30%	28%

Sales and marketing expenses were $41.7 million for the six months ended June 30, 2022, compared to $32.4 million for the six months ended June 30, 2021, an increase of $9.4 million, or 29%. The increase was primarily due to a $4.6 million increase in salary and related personnel costs from additional headcount, a $3.1 million increase in stock-based compensation, and a $0.5 million increase in travel-related expenses.
Sales and marketing expense as a percentage of total revenue increased from 28% in the six months ended June 30, 2021 to 30% in the six months ended June 30, 2022.

Research and development

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$35,296	$28,869	$6,427	22%
Percentage of total revenue	25%	25%

Research and development expenses were $35.3 million for the six months ended June 30, 2022, compared to $28.9 million for the six months ended June 30, 2021, an increase of $6.4 million, or 22%. The increase was primarily due to a $3.7 million increase in salary and related personnel costs from additional development team members, a $1.6 million increase in contractor and outside service fees, and a $1.3 million increase in stock-based compensation.
Research and development expense as a percentage of revenue was consistent at 25% for the six months ended June 30, 2022 and 2021.

General and administrative

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$26,359	$37,540	$(11,181)	(30)%
Percentage of total revenue	19%	32%
General and administrative expenses were $26.4 million for the six months ended June 30, 2022, compared to $37.5 million for the six months ended June 30, 2021, a decrease of $11.2 million, or 30%. The decrease was primarily due to a $15.4 million decrease in change in fair value of contingent consideration liabilities, partially offset by an increase of $3.2 million in salary and related personnel costs from additional headcount, a $1.7 million increase in acquisition-related costs, and a $0.6 million increase in dues and subscriptions.

General and administrative expense as a percentage of revenue decreased from 32% in the six months ended June 30, 2021 to 19% in the six months ended June 30, 2022.
Depreciation and amortization

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$24,261	$15,953	$8,308	52%
Percentage of total revenue	17%	14%

Depreciation and amortization expenses were $24.3 million for the six months ended June 30, 2022, compared to $16.0 million for the six months ended June 30, 2021, an increase of $8.3 million, or 52%. This increase was primarily due to the amortization of acquired intangible assets resulting from our recent business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the six months ended June 30, 2021 to 17% in the six months ended June 30, 2022.
Interest and other expense, net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$850	614	$236	38%
Interest expense	(3,614)	(8,298)	4,684	(56)%
Other (expense) income	(78)	25	(103)	(412)%
Total interest and other expense, net	$(2,842)	$(7,659)	$4,817	(63)%

Interest and other expense, net decreased $4.8 million, or 63%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This change is primarily due to a decrease in non-cash interest expense of $4.7 million related to the modified retrospective adoption of ASU 2020-06. Refer to Note 1 and Note 9 of the condensed consolidated financial statements for further information.

Income tax provision (benefit)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(4,495)	(91)	$(4,404)	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. The income tax benefit of $4.5 million recorded for the six months ended June 30, 2022, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the period. The release of our valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents, and short-term investments of $403.3 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our IPO, the Note Offering, and our Secondary Public Equity Offering. Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock.
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

Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(8,418)	$(7,988)
Net cash provided by (used in) investing activities	(12,095)	109,799
Net cash provided by financing activities	4,289	11,335
Effect of exchange rate changes	(20)	(5)
Net increase (decrease) in cash and cash equivalents	$(16,244)	$113,141
Operating activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2022, net cash used in operating activities was $8.4 million, which included a net loss of $55.9 million. Non-cash adjustments primarily consisted of $24.3 million in depreciation and amortization of property, equipment, and intangible assets, $36.1 million in stock-based compensation, reduced by a $7.3 million change in fair value of contingent consideration liabilities, and a $4.5 million deferred tax benefit.
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
Investing activities
Net cash used in investing activities for the six months ended June 30, 2022 of $12.1 million was primarily due to $185.2 million provided from the sale and maturity of short-term investments, reduced by $160.5 million in purchases of short-term investments, $27.8 million used to acquire KPI Ninja and ARMUS, and $7.0 million of capitalized internal-use software.
Net cash provided investing activities for the six months ended June 30, 2021 of $109.8 million was primarily due to $174.3 million provided from the sale and maturity of short-term investments, reduced by $53.7 million in purchases of short-term investments, $8.9 million in purchases of property, equipment, and intangible assets, and $1.9 million of capitalized internal-use software.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2022 of $4.3 million was primarily the result of $3.7 million in stock option exercise proceeds and $1.5 million in proceeds from our ESPP, reduced by $0.9 million in payments of acquisition-related obligations.
Net cash provided by financing activities for the six months ended June 30, 2021 of $11.3 million was primarily the result of $14.1 million in stock option exercise proceeds and $2.6 million in proceeds from our ESPP, reduced by $5.4 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. Refer to “Note 9—Convertible Senior Notes” and “Note 14—Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the COVID-19 pandemic, war in Ukraine, and high level of inflation, amongst other factors, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the COVID-19 pandemic, Ukraine war, recent inflationary pressures, and other factors on our estimates, including our expected credit losses.
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

Recent Accounting Pronouncements
See “Note 1—Description of Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no recent accounting pronouncements issued which are expected to have a material effect on our condensed consolidated financial statements.

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

Interest rate risk
We had cash, cash equivalents, and short-term investments of $403.3 million as of June 30, 2022, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Inflation risk
The current high inflation environment has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. Our health system end market is currently experiencing meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to severe margin pressure. We continue to monitor and assess the impact of inflationary pressures on our business operations. If our costs were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The global coronavirus (COVID-19) pandemic and recently high inflationary environment could harm our business, results of operations, and financial condition.
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

Further, the sales cycle for a new DOS Subscription Customer, which we estimate to be approximately one year, could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic, the recently high inflationary environment and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations, or financial condition at this time.
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

Proprietary software development is time consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our applications from operating properly. If our systems do not function reliably or fail to meet user or customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us, and members could choose to terminate their use of our Solution. This could damage our reputation and impair our ability to attract or retain customers and members. Information services as complex as those we offer have, in the past, contained, and may in the future develop or contain, undetected defects, vulnerabilities, or errors. We cannot be assured that material performance problems or defects in our software will not arise in the future. Errors may result from sources beyond our control, including the receipt, entry, or interpretation of patient information; the interface of our software with legacy systems that we did not develop; or errors in data provided by third parties. Despite testing, defects or errors may arise in our existing or new software or service processes following introduction to the market.

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
•the business environment of our customers and, in particular, headcount reductions by our customers; and
•the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic and the impact of the recently high inflationary environment upon our customers.
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
•customers reducing or eliminating their spend with us in response to macroeconomic factors or otherwise;
•the financial condition of our current and future customers;
•changes in customer budgets and procurement policies;

•changes in regulations or marketing strategies;
•the impact of COVID-19 and the recently high inflationary environment on our customers, partners and business;
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
In the past, we have adjusted our prices as a result of offering new applications and services and customer demand. For example, in the fourth quarter of 2018, we began to introduce new pricing for our Solution to new customers and, in 2015, we introduced our subscription model, in each case, the full effect of which we expected would be realized in future years. While we determine these prices based on prior experience, feedback from customers and other factors and information, our assessments may not be accurate and we could be underpricing or overpricing our Solution, which may require us to continue to adjust our pricing model. Furthermore, as our applications and services change, then we may need to, or choose to, revise our pricing as our prior experience in those areas will be limited. Such changes to our pricing model or our inability to efficiently price our Solution could harm our business, results of operations, and financial condition and impact our ability to predict our future performance.

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
Future litigation against us could be costly and time consuming to defend and could result in additional liabilities.
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
We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. For example, during 2020 we acquired Able Health, Healthfinch, and Vitalware, during 2021 we acquired Twistle, and during 2022 we acquired KPI Ninja and ARMUS. We are in the process of integrating KPI Ninja and ARMUS with our other services. We may have difficulty cross-selling our Solution to acquired customers, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights.
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
We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, or settlement fees, prevent us from offering our Solution or using certain technologies, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
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
We cannot be certain that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. There is ongoing concern from privacy advocates, regulators, and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous, or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, including the CCPA and CPRA, and we cannot yet determine the impact such laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our Solutions, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

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
As of December 31, 2021 and December 31, 2020, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $580 million and $419.6 million, respectively, and state income tax purposes of approximately $465.7 million and $334.6 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.
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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja and ARMUS between February 2020 and April 2022. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers and retain existing customers, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our customers and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that customers share with us, process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.
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

As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. To date, we have financed our operations principally from the proceeds we received through private sales of equity securities, payments received from sales of our Solution, borrowings under our loan and security agreements, our IPO, the Note Offering, and our Secondary Public Equity Offering. We may also fail to improve the gross margins of our business. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition, and results of operations would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
The principal purposes of our IPO were to increase our capitalization and financial flexibility, create a public market for our stock and thereby enable access to the public equity markets by our employees and stockholders, obtain additional capital, and strengthen our position in the healthcare data analytics applications and services market. We used a portion of the Note Offering proceeds to pay the cost of the capped call transactions related thereto and to prepay in full all outstanding indebtedness under our credit agreement with OrbiMed. We cannot specify with certainty our plans for the use of the net proceeds we received from these offerings. However, we intend to use the net proceeds we received from our IPO and the sale of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share in August 2021 (our Secondary Public Equity Offering) for working capital and other general corporate purposes. We may also use a portion of the net proceeds from these offerings for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. Our management has broad discretion over the specific use of the net proceeds we received in these offerings and might not be able to obtain a significant return, if any, on investment of these net proceeds. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO, the Note Offering, and our Secondary Public Equity Offering effectively, our business, results of operations, and financial condition could be harmed.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future, including through offerings similar to our Secondary Public Equity Offering during the third quarter of 2021. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment, such as our issuance of equity securities in connection with our acquisitions. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.
Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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

This exclusive forum provision will not apply to any causes of action arising under the Securities Act. Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act; however, a court may not enforce such provision.
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
General worldwide economic conditions have experienced significant downturns during the last ten or more years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our customers and us to accurately forecast and plan future business activities. During challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, increased costs and/or other negative financial impacts, each of which could impair their ability to make timely payments to us and adversely affect our revenue.
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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	August 4, 2022
Bryan Hunt	(Principal Financial Officer)