Form 10-Q
period 2022-09-30
Health Catalyst, Inc.
filed 2022-11-09
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the Registrant had 54,751,036 shares of common stock outstanding.

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
•ability to attract and retain highly-qualified employees, whom we refer to as team members;
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
•The ongoing global coronavirus (COVID-19) pandemic and high inflationary environment could harm our business, results of operations, and financial condition.
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
•If our Solution fails to provide accurate and timely information, or if our content or any other element of our Solution is associated with faulty clinical decisions or treatment, we could have liability to customers, clinicians, patients, or others, which could adversely affect our results of operations.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,224	$193,227
Short-term investments	255,918	251,754
Accounts receivable, net	49,544	48,801
Prepaid expenses and other assets	13,764	14,609
Total current assets	443,450	508,391
Property and equipment, net	25,042	23,316
Intangible assets, net	100,653	104,788
Operating lease right-of-use assets	17,254	21,133
Goodwill	185,982	169,972
Other assets	3,819	4,496
Total assets	$776,200	$832,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,816	$4,693
Accrued liabilities	24,405	23,725
Deferred revenue	56,381	56,632
Operating lease liabilities	3,464	3,425
Contingent consideration liabilities	—	4,576
Total current liabilities	91,066	93,051
Convertible senior notes	226,147	180,942
Deferred revenue, net of current portion	315	929
Operating lease liabilities, net of current portion	18,586	20,244
Contingent consideration liabilities, net of current portion	—	14,719
Other liabilities	120	113
Total liabilities	336,234	309,998
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 54,213,795 and 52,622,080 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	54	53
Additional paid-in capital	1,404,032	1,400,972
Accumulated deficit	(963,241)	(878,860)
Accumulated other comprehensive loss	(879)	(67)
Total stockholders’ equity	439,966	522,098
Total liabilities and stockholders’ equity	$776,200	$832,096

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue(1):
Technology	$43,997	$38,262	$131,624	$107,630
Professional services	24,357	23,475	75,450	69,580
Total revenue	68,354	61,737	207,074	177,210
Cost of revenue, excluding depreciation and amortization:
Technology	14,572	12,094	41,895	34,766
Professional services	21,768	20,992	63,048	55,711
Total cost of revenue, excluding depreciation and amortization	36,340	33,086	104,943	90,477
Operating expenses:
Sales and marketing	25,401	20,808	67,141	53,164
Research and development	20,770	16,385	56,066	45,254
General and administrative	19,192	23,056	45,551	60,596
Depreciation and amortization	12,372	10,651	36,633	26,604
Total operating expenses	77,735	70,900	205,391	185,618
Loss from operations	(45,721)	(42,249)	(103,260)	(98,885)
Interest and other income (expense), net	142	(4,423)	(2,700)	(12,082)
Loss before income taxes	(45,579)	(46,672)	(105,960)	(110,967)
Income tax provision (benefit)	156	(6,658)	(4,339)	(6,749)
Net loss	$(45,735)	$(40,014)	$(101,621)	$(104,218)
Net loss per share, basic	$(0.84)	$(0.82)	$(1.89)	$(2.27)
Net loss per share, diluted	$(0.84)	$(0.82)	$(1.97)	$(2.27)
Weighted-average shares outstanding used in calculating net loss per share, basic	54,304	48,999	53,667	45,937
Weighted-average shares outstanding used in calculating net loss per share, diluted	54,304	48,999	54,025	45,937

__________________
(1)Includes amounts attributable to related party transactions. See Note 16 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss	$(45,735)	$(40,014)	$(101,621)	$(104,218)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	(421)	32	(686)	47
Change in foreign currency translation adjustment	(19)	(74)	(126)	(118)
Comprehensive loss	$(46,175)	$(40,056)	$(102,433)	$(104,289)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	54,053,379	$54	$1,386,946	$(917,506)	$(439)	$469,055
Issuance of common stock for settlement of contingent consideration	439,327	1	7,745	—	—	7,746
Vesting of restricted stock units and restricted shares	408,126	—	—	—	—	—
Exercise of stock options	22,102	—	239	—	—	239
Stock-based compensation	—	—	17,494	—	—	17,494
Repurchase of common stock	(709,139)	(1)	(8,392)	—	—	(8,393)
Net loss	—	—	—	(45,735)	—	(45,735)
Other comprehensive loss	—	—	—	—	(440)	(440)
Balance as of September 30, 2022	54,213,795	$54	$1,404,032	$(963,241)	$(879)	$439,966

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	45,611,225	$46	$1,065,680	$(789,854)	$32	$275,904
Public offering, net of underwriters’ discounts and commissions and offering costs	4,882,075	5	245,175	—	—	245,180
Issuance of common stock as consideration for acquisitions	762,765	1	43,103	—	—	43,104
Issuance of common stock for settlement of contingent consideration	78,243	—	4,202	—	—	4,202
Vesting of restricted stock units and restricted shares	257,504	—	—	—	—	—
Exercise of stock options	272,058	—	3,227	—	—	3,227
Stock-based compensation	—	—	17,645	—	—	17,645
Net loss	—	—	—	(40,014)	—	(40,014)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance as of September 30, 2021	51,863,870	$52	$1,379,032	$(829,868)	$(10)	$549,206
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data) (unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	52,622,080	$53	$1,400,972	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	–	–	(61,213)	17,240	–	(43,973)
Vesting of restricted stock units and restricted shares	1,196,251	1	–	–	–	1
Issuance of common stock under employee stock purchase plan	124,151	–	1,531	–	–	1,531
Exercise of stock options	349,491	–	3,927	–	–	3,927
Stock-based compensation	–	–	54,150	–	–	54,150
Issuance of common stock for settlement of contingent consideration	517,575	1	10,051	–	–	10,052
Issuance of common stock related to acquisitions	113,386	–	3,006	–	–	3,006
Repurchase of common stock	(709,139)	(1)	(8,392)	—	—	(8,393)
Net loss	–	–	–	(101,621)	–	(101,621)
Other comprehensive loss	–	–	–	–	(812)	(812)
Balance as of September 30, 2022	54,213,795	$54	$1,404,032	$(963,241)	$(879)	$439,966

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	43,376,848	$43	$1,001,645	$(725,650)	$61	$276,099
Public offering, net of underwriters’ discounts and commissions and offering costs	4,882,075	5	245,175	—	—	245,180
Issuance of common stock as consideration for acquisitions	762,765	1	43,103	—	—	43,104
Issuance of common stock for settlement of contingent consideration	409,029	–	20,083	–	–	20,083
Vesting of restricted stock units and restricted shares	878,262	1	–	–	–	1
Issuance of common stock under employee stock purchase plan	70,239	–	2,609	–	–	2,609
Exercise of stock options	1,484,652	2	17,301	–	–	17,303
Stock-based compensation	–	–	49,116	–	–	49,116
Net loss	–	–	–	(104,218)	–	(104,218)
Other comprehensive loss	–	–	–	–	(71)	(71)
Balance as of September 30, 2021	51,863,870	$52	$1,379,032	$(829,868)	$(10)	$549,206
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(101,621)	$(104,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	53,356	48,724
Depreciation and amortization	36,633	26,604
Impairment of long-lived assets	4,925	1,800
Non-cash operating lease expense	2,458	3,165
Amortization of debt discount and issuance costs	1,124	8,843
Amortization of investment discount and premium	(608)	678
Provision for expected credit losses	700	698
Deferred tax benefit	(4,527)	(6,823)
Change in fair value of contingent consideration liabilities	(4,668)	13,655
Other	(71)	(17)
Change in operating assets and liabilities:
Accounts receivable, net	(800)	1,021
Prepaid expenses and other assets	2,020	(2,131)
Accounts payable, accrued liabilities, and other liabilities	873	3,281
Deferred revenue	(4,365)	6,540
Contingent consideration liabilities	(3,234)	(11,766)
Operating lease liabilities	(2,644)	(3,402)
Net cash used in operating activities	(20,449)	(13,348)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	270,171	186,893
Purchase of short-term investments	(274,529)	(188,407)
Acquisition of business, net of cash acquired	(27,846)	(46,763)
Capitalization of internal-use software	(10,024)	(3,641)
Purchase of intangible assets	(1,317)	(1,269)
Purchases of property and equipment	(1,752)	(9,827)
Proceeds from the sale of property and equipment	20	19
Net cash used in investing activities	(45,277)	(62,995)

Cash flows from financing activities
Repurchase of common stock	(8,393)	—
Proceeds from exercise of stock options	3,927	17,303
Proceeds from employee stock purchase plan	2,558	3,975
Payments of acquisition-related consideration	(1,342)	(6,290)
Proceeds from public offering, net of discounts, commissions, and offering costs	—	245,180
Net cash (used in) provided by financing activities	(3,250)	260,168
Effect of exchange rate changes on cash and cash equivalents	(27)	(14)
Net (decrease) increase in cash and cash equivalents	(69,003)	183,811

Cash and cash equivalents at beginning of period	193,227	91,954
Cash and cash equivalents at end of period	$124,224	$275,765

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$3,006	$43,104
Common stock issued for settlement of contingent consideration	10,052	20,083
Purchase of intangible assets included in accounts payable and accrued liabilities	1,431	500
Stock-based compensation capitalized as internal-use software	794	392
Purchase of property and equipment included in accounts payable and accrued liabilities	130	535
Operating lease right-of-use assets obtained in exchange for operating lease obligations	169	—

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, our interim condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. Our condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Contract balances
Contract assets resulting from services performed prior to invoicing customers are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of September 30, 2022 and December 31, 2021, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $0.6 million and $0.8 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer. As of September 30, 2022 and December 31, 2021, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $56.7 million and $57.6 million, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the customer contract. As of September 30, 2022 and December 31, 2021, $1.4 million and $1.4 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the remaining $2.5 million and $3.0 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
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

Allowance for Credit Losses on Accounts Receivable
(unaudited)
Balance at January 1, 2022	$1,600
Current period provision for expected credit losses	700
Balance at September 30, 2022	$2,300
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our lease contracts do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease executory costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not have lease agreements that contain non-lease components, which generally would be accounted for separately.
During the three months ended September 30, 2022, we subleased multiple portions of floors of our corporate headquarters to various sublessees and during the three months ended September 30, 2021 we subleased an entire floor of our corporate headquarters. We classified each sublease as an operating lease. The initial subleases have terms ranging from eighteen to thirty-eight months. We performed a recoverability test of the relevant asset groups, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of these asset groups were not fully recoverable. As a result, we measured and recognized total impairment charges of $3.7 million and $1.8 million during the three months ended September 30, 2022 and 2021, respectively, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the three months ended September 30, 2022, $2.5 million of the impairment charge was allocated to the ROU assets and the remaining $1.2 million was allocated to leasehold improvements, while during the three months ended September 30, 2021, $1.3 million of the impairment charge was allocated to the ROU asset and the remaining $0.5 million was allocated to leasehold improvements and furniture and fixtures.

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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset, plus any terminal value, in the asset group. If the carrying amount of the asset group exceeds those estimated future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We incurred long-lived asset impairment charges related to our corporate headquarter subleases and restructuring plan totaling $4.9 million for the three and nine months ended September 30, 2022 and $1.8 million for the three and nine months ended September 30, 2021.
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
Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, customer relationships, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. Goodwill is assessed for impairment annually on October 31 or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist.
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and nine months ended September 30, 2022 and 2021.

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
We expensed $0.1 million and $0.1 million of transaction costs associated with business combinations during the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
Advertising costs
All advertising costs are expensed as incurred. For the three months ended September 30, 2022 and 2021, we incurred $4.4 million and $2.3 million of advertising costs, respectively, and $5.8 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Restructuring costs
We define restructuring costs as expenses directly associated with restructuring activities. Such costs include severance and related tax and benefit expenses from workforce reductions, impairment of discontinued capitalized software projects, and other minor miscellaneous charges. In general, we record team member-related severance costs when there is a substantive plan in place and the related costs are probable and estimable. For one-time termination benefits for team members (i.e., no substantive plan or future service requirement), the cost is recorded when the team members are entitled to receive such benefits and the amount can be reasonably estimated.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at September 30, 2022 and December 31, 2021. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

The adoption of this standard reduced our reported non-cash interest expense as we no longer record amortization of the debt discount attributable to the conversion premium. As we expect continued net losses in the near term, we do not expect significant changes to our diluted net loss per share calculation presented in our condensed consolidated statements of operations. However, applying the if-converted method instead of the treasury stock method, which was being applied prior to January 1, 2022, resulted in a significant increase in the potentially dilutive securities related to convertible senior notes disclosed in the notes to the condensed consolidated financial statements after adopting the new standard. There was no other impact to our condensed consolidated financial statements and related disclosures as a result of the adoption of this standard.

Accounting for business combinations

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted ASU 2021-08 and have applied that ASU prospectively to business combinations occurring on or after January 1, 2022. Prior to the adoption of the new standard, we recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date.

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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and nine months ended September 30, 2022.
Pro forma financial information has not been presented for the ARMUS acquisition as the impact to our condensed consolidated financial statements was not material. The amount of revenue attributable to the acquired business of ARMUS was not material to our condensed consolidated statement of operations for the three and nine months ended September 30, 2022. Income (loss) information for ARMUS after the acquisition date through September 30, 2022 is not presented as the ARMUS business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of three years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and nine months ended September 30, 2022, we recognized compensation expense of $0.4 million and $1.7 million, respectively, related to these retention payments. As of September 30, 2022, there is an additional $3.3 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.6 years.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of KPI Ninja (in thousands):

Assets acquired:
Accounts receivable	$45
Prepaid expenses and other assets	197
Property and equipment, net	15
Developed technologies	13,500
Customer relationships	1,100
Trademarks	800
Total assets acquired	15,657
Less liabilities assumed:
Accounts payable and other current liabilities	266
Deferred revenue	763
Net deferred tax liabilities	3,600
Total liabilities assumed	4,629
Total assets acquired, net	11,028
Goodwill	10,365
Total consideration transferred, net of cash acquired	$21,393
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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and nine months ended September 30, 2022.
The amount of revenue attributable to the acquired business of KPI Ninja was not material to our condensed consolidated statement of operations for the three and nine months ended September 30, 2022. Income (loss) information for KPI Ninja after the acquisition date through September 30, 2022 is not presented as the KPI Ninja business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
Pro forma financial information has not been presented for the KPI Ninja acquisition as the impact to our condensed consolidated financial statements was not material.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and nine months ended September 30, 2022, we recognized compensation expense of $0.2 million and $0.8 million, respectively, related to these retention payments. As of September 30, 2022, there was an additional $2.2 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 3.4 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2021 acquisition - Twistle, Inc.
On July 1, 2021, we acquired Twistle, Inc. (Twistle), a healthcare patient engagement SaaS technology company that, among other things, helps automate patient-centered, personalized, multi-channel communication between care teams and patients that aims to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We accounted for the acquisition of Twistle as a business combination. The acquisition consideration transferred was $91.9 million and was comprised of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022, with an initial fair value of $2.1 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Twistle. The earn-out contingent consideration liability was fully settled during the three months ended September 30, 2022 for cash consideration of $1.6 million and the issuance of 439,327 shares of our common stock.
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
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments are subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts are recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. During the three and nine months ended September 30, 2022, we recognized compensation expense of $1.4 million and $4.7 million, respectively, related to these retention payments. As of September 30, 2022, there was an additional $1.3 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 0.3 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3. Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Recurring technology	$43,997	$38,262	$131,144	$107,358
One-time technology (i.e., perpetual license)	—	—	480	272
Professional services	24,357	23,475	75,450	69,580
Total revenue	$68,354	$61,737	$207,074	$177,210
Revenue related to contracts with customers located in the United States was 98.6% and 98.9%, respectively, for the three months ended September 30, 2022 and 2021 and 97.9% and 99.3% for the nine months ended September 30, 2022 and 2021, respectively.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Technology	$185,200	$169,190
Professional services	782	782
Total goodwill	$185,982	$169,972
As of September 30, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$100,829	$(56,460)	$44,369
Customer relationships and contracts	84,764	(32,185)	52,579
Computer software licenses	10,572	(8,194)	2,378
Trademarks	2,720	(1,393)	1,327
Total intangible assets	$198,885	$(98,232)	$100,653
Amortization expense of acquired intangible assets was $9.4 million and $9.0 million for the three months ended September 30, 2022 and 2021, respectively, and $28.7 million and $23.1 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$82,729	$(40,988)	$41,741
Customer relationships and contracts	81,464	(21,078)	60,386
Computer software licenses	8,392	(6,590)	1,802
Trademarks	1,720	(861)	859
Total intangible assets	$174,305	$(69,517)	$104,788

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Computer equipment	$10,066	$9,235
Leasehold improvements	9,613	10,832
Furniture and fixtures	3,731	3,715
Capitalized internal-use software costs	20,003	10,769
Computer software	112	198
Total property and equipment	43,525	34,749
Less: accumulated depreciation	(18,483)	(11,433)
Property and equipment, net	$25,042	$23,316
Our long-lived assets are located in the United States. Depreciation expense totaled $3.0 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $7.9 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $3.1 million and $1.9 million of internal-use software costs for the three months ended September 30, 2022 and 2021, respectively, and $10.5 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred $1.8 million and $0.7 million of capitalized internal-use software cost amortization expense for the three months ended September 30, 2022 and 2021, respectively, and $4.7 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on our condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on our condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and nine months ended September 30, 2022 and 2021. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of September 30, 2022:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$110,019	$—	$—	$110,019	$110,019	$—
U.S. Treasury notes	78,029	—	(519)	77,510	—	77,510
Commercial paper	152,419	3	—	152,422	—	152,422
Corporate bonds	26,245	—	(259)	25,986	—	25,986
Total	$366,712	$3	$(778)	$365,937	$110,019	$255,918

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis (in thousands) as of December 31, 2021:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$173,475	$—	$—	$173,475	$173,475	$—
Commercial paper	153,498	—	—	153,498	—	153,498
Corporate bonds	71,259	—	(45)	71,214	4,424	66,790
Asset-backed securities	31,509	—	(43)	31,466	—	31,466
Total	$429,741	$—	$(88)	$429,653	$177,899	$251,754

The following table presents the contractual maturities of our short-term investments as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$256,693	$255,918	$230,429	$230,372
Due between one and five years	—	—	21,411	21,382
Total	$256,693	$255,918	$251,840	$251,754

Accrued interest receivables related to our available-for-sale securities of $0.4 million and $0.8 million as of September 30, 2022 and December 31, 2021 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2022 and December 31, 2021, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of September 30, 2022 were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$110,019	$—	$—	$110,019
U.S. Treasury notes	77,510	—	—	77,510
Commercial paper	—	152,422	—	152,422
Corporate bonds	—	25,986	—	25,986
Total	$187,529	$178,408	$—	$365,937
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$173,475	$—	$—	$173,475
U.S. Treasury notes	—	—	—	—
Commercial paper	—	153,498	—	153,498
Corporate bonds	—	71,214	—	71,214
Asset-backed securities	—	31,466	—	31,466
Contingent consideration liabilities	—	—	(19,295)	(19,295)
Total	$173,475	$256,178	$(19,295)	$410,358
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.
Convertible senior notes
As of September 30, 2022, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $196.0 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.
Level 3 fair value measurements
Consideration for the acquisition of Healthfinch, Inc. (Healthfinch) included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. The first half of the Healthfinch earn-out contingent consideration liability was settled during 2021 for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability was fully settled during the three months ended March 31, 2022 for cash consideration of $1.7 million and the issuance of 78,248 shares of our common stock.
The Twistle acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022. The Twistle contingent consideration is capped at $65.0 million and was paid in a combination of approximately 20% cash and 80% in shares of our common stock. The Twistle contingent consideration liability was fully settled during the three months ended September 30, 2022 for cash consideration of $1.6 million and the issuance of 439,327 shares of our common stock.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
There are no contingent consideration liabilities outstanding as of September 30, 2022. The following table sets forth a summary of the changes in the fair value of the contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2021	$19,295
Settlement of contingent consideration	(13,370)
Change in fair value of contingent consideration liabilities	(5,925)
Balance as of September 30, 2022	$—

Nonrecurring fair value measurements
We recorded impairment charges of $3.7 million and $1.8 million related to the impairment of ROU assets, leasehold improvements, and furniture and fixtures associated with recently subleased office space during the three months ended September 30, 2022 and 2021, respectively. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.

8. Accrued Liabilities
As of September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Accrued compensation and benefit expenses	$15,189	$17,430
Other accrued liabilities	9,216	6,295
Total accrued liabilities	$24,405	$23,725

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as non-current.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Contractual interest expense	$1,436	$1,438	$4,300	$4,313
Amortization of debt issuance costs and discount(1)	375	3,026	1,124	8,843
Total	$1,811	$4,464	$5,424	$13,156
_________________________
(1)Amortization of debt issuance costs and discount for the three and nine months ended September 30, 2022 no longer includes amortization of the debt discount attributable to the conversion premium due to the adoption of ASU 2020-06 using a modified retrospective approach. Refer to Note 1 for more information.
The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30, 2022
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(3,853)
Net carrying amount	$226,147
Based on the closing price of our common stock of $9.70 per share on September 30, 2022, the if-converted value of the Notes was less than their respective principal amounts.
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

10. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2022 and December 31, 2021, no shares of this preferred stock were issued and outstanding.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 54,716,815 and 52,690,019 shares were legally issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The shares legally issued and outstanding as of September 30, 2022 and December 31, 2021 included 503,020 shares and 67,939 shares, respectively, issued pursuant acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2022.

Share repurchase plan
On August 2, 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock. During the three months ended September 30, 2022, we repurchased and retired 709,139 shares of our common stock for $8.4 million at an average purchase price of $11.81 per share. The total remaining authorization for future shares of common stock repurchases under our share repurchase plan is $31.6 million as of September 30, 2022.

11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net loss per share, basic
Numerator:
Net loss	$(45,735)	$(40,014)	$(101,621)	$(104,218)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	54,303,667	48,998,548	53,666,667	45,937,227
Net loss per share, basic	$(0.84)	$(0.82)	$(1.89)	$(2.27)
Net loss per share, diluted
Numerator:
Net loss	$(45,735)	$(40,014)	$(101,621)	$(104,218)
Dilutive change in fair value of shares issuable as contingent consideration	—	—	(4,668)	—
Net loss for diluted calculation	$(45,735)	$(40,014)	$(106,289)	$(104,218)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	54,303,667	48,998,548	53,666,667	45,937,227
Dilutive effect of shares issuable as acquisition-related contingent consideration	—	—	358,030	—
Weighted-average number of shares used in calculating net loss per share, diluted	54,303,667	48,998,548	54,024,697	45,937,227
Net loss per share, diluted	$(0.84)	$(0.82)	$(1.97)	$(2.27)

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended September 30, 2022 and 2021, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of September 30,
	2022	2021
	(unaudited)
Common stock options	1,757,832	2,382,257
Restricted stock units	4,334,386	2,756,577
Performance-based restricted stock units	604,708	326,567
Shares related to convertible senior notes	7,516,331	3,296,792
Shares issuable as acquisition-related contingent consideration(1)	—	78,243
Employee stock purchase plan	147,602	54,327
Restricted shares	503,020	67,939
Total potentially dilutive securities	14,863,879	8,962,702
_________________________
(1)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the nine months ended September 30, 2022, but anti-dilutive during the three months ended September 30, 2022 and the three and nine months ended September 30, 2021. The anti-dilutive shares issuable as acquisition-related contingent consideration as of September 30, 2021 in the table above were calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date. As of September 30, 2022 there were no longer any shares issuable as acquisition-related contingent consideration.
On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for our calculation of potentially dilutive shares related to our convertible senior notes. Prior to the adoption, we applied the treasury stock method as we have the intent and ability to settle the principal amount of the convertible senior notes in cash. As such, the adoption of ASU 2020-06 resulted in a significant increase in the potentially dilutive securities disclosed in the table above as of September 30, 2022 compared to September 30, 2021. Refer to Note 1 for further details.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2022 and December 31, 2021, there were 17,929,420 and 15,294,920 shares authorized for grant, respectively, and 2,226,918 and 2,969,638 shares available for grant, respectively, under the 2019 Plan and 2011 Plan.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Options	$613	$1,128	$2,269	$4,243
Restricted stock units	14,079	11,296	39,963	29,758
Performance-based restricted stock units	313	2,600	3,949	7,448
Employee stock purchase plan	421	364	1,263	1,174
Restricted shares	1,878	2,099	5,912	6,101
Total stock-based compensation	$17,304	$17,487	$53,356	$48,724

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of revenue	$2,485	$2,682	$7,645	$7,347
Sales and marketing	7,037	6,098	20,925	16,848
Research and development	3,390	2,510	9,643	7,443
General and administrative	4,392	6,197	15,143	17,086
Total stock-based compensation	$17,304	$17,487	$53,356	$48,724

Stock options
There were no stock options granted during the nine months ended September 30, 2022 or 2021. A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2022, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2022	2,115,484	$11.45
Options exercised	(349,491)	11.18
Options cancelled/forfeited	(8,161)	12.06
Outstanding at September 30, 2022	1,757,832	$11.50	5.2	$495,924
Vested and expected to vest as of September 30, 2022	1,757,832	$11.50	5.2	$495,924
Vested and exercisable as of September 30, 2022	1,640,253	$11.18	5.1	$495,924
The aggregate intrinsic value of stock options exercised was $3.9 million for the nine months ended September 30, 2022. The total grant-date fair value of stock options vested during the nine months ended September 30, 2022 was $4.5 million. As of September 30, 2022, approximately $0.4 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 0.3 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2022	2,273,354	$43.84
RSUs granted	3,061,266	23.78
RSUs vested	(783,507)	41.64
RSUs forfeited	(216,727)	36.11
Unvested and outstanding at September 30, 2022	4,334,386	$30.45
As of September 30, 2022, we had $114.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.6 years.
Performance-based restricted stock units (PRSUs)
During the nine months ended September 30, 2022, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2022, and if the individual employee continues to provide services to us through the vesting date of March 1, 2023. The number of PRSUs that will ultimately vest from the 2022 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2022 against the pre-established targets. We have also granted additional executive PRSUs based on annual performance conditions with an extended four-year service condition, whereby one quarter of such shares vest on March 1 of the following year and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the nine months ended September 30, 2022:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2022	319,442	$50.28
PRSUs granted	635,771	25.75
PRSUs vested	(255,576)	50.14
PRSUs forfeited	(94,929)	40.21
Unvested and outstanding at September 30, 2022	604,708	$26.11

As of September 30, 2022, we had $1.7 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.6 years.

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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Expected volatility	37.5% - 75.8%	33.8% - 40.4%
Expected term (in months)	6	6
Risk-free interest rate	0.22% - 2.52%	0.05% - 0.09%
Expected dividends	—	—
During the nine months ended September 30, 2022, we issued 124,151 shares under the ESPP, with a weighted-average purchase price per share of $12.32. Total cash proceeds withheld from employees for the purchase of shares under the ESPP during the nine months ended September 30, 2022 were $2.6 million. As of September 30, 2022, a total of 147,602 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending December 31, 2022. As of September 30, 2022, 1,511,723 shares were available for future issuance under the ESPP.
Restricted shares
As part of the Twistle acquisition that closed on July 1, 2021, 67,939 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to one year of continuous service and the restricted shares will be released on the eighteen-month anniversary of the acquisition closing date.
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

As of September 30, 2022, we had $9.6 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 1.3 years.

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
Our estimated effective tax rate was (0.3)% and 14.3% for the three months ended September 30, 2022 and 2021, respectively, and 4.1% and 6.1% for the nine months ended September 30, 2022 and 2021, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2022 and December 31, 2021, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended September 30, 2022. The income tax benefit of $4.3 million and $6.7 million recorded for the nine months ended September 30, 2022 and 2021, respectively, are primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the periods. The release of valuation allowance is attributable to the acquisitions of KPI Ninja and ARMUS in 2022 and Twistle in 2021, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million and $6.8 million, respectively, that had previously been offset by a valuation allowance.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted and signed into U.S. law. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income. We do not expect the tax provisions of the IRA to have a material impact on our condensed consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
14. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. We are involved in legal proceedings from time to time that arise in the normal course of business. As of September 30, 2022 and December 31, 2021, there were no significant outstanding claims against us.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance customer payments and billings in excess of revenue recognized. For the three months ended September 30, 2022 and 2021, 50% and 49%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2022 and 2021, 26% and 22%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have up to a three-year term, of which the vast majority are terminable after one year upon 90 days’ notice. For arrangements that do not allow the customer to cancel within one year or less, we expect to recognize $105.0 million of revenue on unsatisfied performance obligations as of September 30, 2022. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
We did not have any material related party transactions during the nine months ended September 30, 2022 and we did not have any receivables or deferred revenue from related parties as of September 30, 2022 and December 31, 2021. We have revenue arrangements with customers that are also our investors. None of these customers hold a significant amount of ownership in our equity interests.
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
Segment revenue and Adjusted Gross Profit for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue
Technology	$43,997	$38,262	$131,624	$107,630
Professional Services	24,357	23,475	75,450	69,580
Total	$68,354	$61,737	$207,074	$177,210

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$29,993	$26,731	$91,559	$74,375
Professional Services	4,970	4,696	19,240	19,799
Total reportable segments Adjusted Gross Profit	34,963	31,427	110,799	94,174
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,485)	(2,682)	(7,645)	(7,347)
Acquisition-related costs, net(1)	(217)	(94)	(776)	(94)
Restructuring costs	(247)	—	(247)	—
Less other reconciling items:
Sales and marketing	(25,401)	(20,808)	(67,141)	(53,164)
Research and development	(20,770)	(16,385)	(56,066)	(45,254)
General and administrative	(19,192)	(23,056)	(45,551)	(60,596)
Depreciation and amortization	(12,372)	(10,651)	(36,633)	(26,604)
Interest and other expense, net	142	(4,423)	(2,700)	(12,082)
Loss before income taxes	$(45,579)	$(46,672)	$(105,960)	$(110,967)
____________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.

18. Restructuring Costs
During the three months ended September 30, 2022, we initiated a restructuring plan to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As part of the restructuring plan, we significantly reduced investment in our life sciences business unit, which is generally part of the technology segment, and also reduced our senior leadership team. The restructuring costs primarily relate to severance and other team member costs from workforce reductions, impairment of discontinued capitalized software projects, and other minor miscellaneous charges. We had no restructuring costs for the same period last year.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our restructuring costs by financial statement line item for the three months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022
	(unaudited)
	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Professional services	$247	$—	$—	$247
Sales and marketing	1,393	—	166	1,559
Research and development	898	1,225	134	2,257
General and administrative	436	—	—	436
Total	$2,974	$1,225	$300	$4,499
____________________
(1)Includes other minor miscellaneous charges associated with the restructuring plan.
The following table summarizes our restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2021	$—
Restructuring costs	4,499
Cash payments	(979)
Adjustments for non-cash items(1)	(1,525)
Balance as of September 30, 2022	$1,995
____________________
(1)Non-cash items consist of the impairment of discontinued capitalized software projects and other minor miscellaneous non-cash adjustments.
Restructuring liabilities are included as a component of accrued liabilities on our unaudited condensed consolidated balance sheets.
Our restructuring activities are expected to continue over the next three to six months. We expect additional restructuring costs of at least $2.0 million in the fourth quarter of 2022. Restructuring initiatives are under evaluation which may affect the amount and expected timing of restructuring costs and associated payments.

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
Highlights from the three and nine months ended September 30, 2022 included:
•We recognized total revenue of $68.4 million and $61.7 million for the three months ended September 30, 2022 and 2021, respectively, and $207.1 million and $177.2 million for the nine months ended September 30, 2022 and 2021, respectively. The growth in revenue was primarily due to revenue from new customers, including customers of our recent acquired entities, and existing customers paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $(45.7) million and $(40.0) million for the three months ended September 30, 2022 and 2021, respectively, and $(101.6) million and $(104.2) million for the nine months ended September 30, 2022 and 2021, respectively.
•Our Adjusted EBITDA was $(4.6) million and $(5.8) million for the three months ended September 30, 2022 and 2021, respectively, and $(1.9) million and $(5.0) million for the nine months ended September 30, 2022 and 2021, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP.
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
The health system end market, in particular, is experiencing meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our customers and prospective customers. We anticipate this dynamic to persist for at least the next few quarters. Though we continue to have a robust pipeline and have not seen a material negative impact to our win-rates, many healthcare organizations have delayed near-term purchasing decisions and reduced their costs as they reevaluate budgets given their financial situations. This dynamic elongated our sales cycle, negatively impacted our bookings achievement, and led to lower than anticipated dollar-based retention metric in the nine months ended September 30, 2022. Although there will likely continue to be some strain on our near-term conversion rates given the ongoing end-market financial pressure, we anticipate bookings improvement in the second half of 2022 as compared to the first half as there is a strong acknowledgement that our Solution is part of health systems’ financial pressure solution, especially related to the segments of our Solution that have a clear, near-term financial return on investment (ROI), such as our Financial Empowerment suite, our Population Health suite, and tech-enabled outsourcing.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Customers whose contracts typically have built-in, contractual technology revenue escalators. During the first half of the year, however, in a few instances, we experienced customers trimming back their near-term spend with us in an effort to meet short-term budget requirements. This included the loss of a large enterprise DOS Subscription Customer. Our historical gross customer retention has been very high, especially amongst our enterprise DOS customer base, and we believe the loss of this enterprise DOS customer was an isolated, customer-specific event. Within our professional services segment, a subset of customers have modestly reduced the number of FTEs engaged in their initiatives, while in the technology segment, a small subset of modular customers have lowered their application and analytics spend. As a result of the loss of a large enterprise DOS customer and other customers trimming back certain professional services and technology spend, which occurred primarily during the first half of 2022, we experienced a sequential decline in our total revenue and Adjusted EBITDA in the third quarter compared to the second quarter of 2022. We expect revenue and Adjusted EBITDA to stabilize moving forward and over the long-term, though quarterly trends can vary and may decline sequentially in the fourth quarter compared to the third quarter of 2022.
We are proactively responding to the challenging macroeconomic environment with a strategic operating plan that we believe will enable us to move forward in a position of continued strength. We are continuing to make several strategic research and development investments in order to maintain our position as a market-leading data platform over the long term, with a focus on providing our customers with a strong ROI over time. Additionally, our operating focus includes cost reduction initiatives that we believe will enable greater operating leverage in certain development and support functions, as well as professional services offerings, including through the use of offshore and nearshore labor and strategic partners.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$68,354	$61,737	$207,074	$177,210
Adjusted Technology Gross Profit	$29,993	$26,731	$91,559	$74,375
Adjusted Technology Gross Margin	68%	70%	70%	69%
Adjusted Professional Services Gross Profit	$4,970	$4,696	$19,240	$19,799
Adjusted Professional Services Gross Margin	20%	20%	26%	28%
Total Adjusted Gross Profit	$34,963	$31,427	$110,799	$94,174
Total Adjusted Gross Margin	51%	51%	54%	53%
Adjusted EBITDA	$(4,554)	$(5,794)	$(1,884)	$(4,970)
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

Adjusted gross profit and adjusted gross margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, adding back stock-based compensation, acquisition-related costs, net, and restructuring costs as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$43,997	$24,357	$68,354
Cost of revenue, excluding depreciation and amortization	(14,572)	(21,768)	(36,340)
Gross profit, excluding depreciation and amortization	29,425	2,589	32,014
Add:
Stock-based compensation	494	1,991	2,485
Acquisition-related costs, net(1)	74	143	217
Restructuring costs(2)	—	247	247
Adjusted Gross Profit	$29,993	$4,970	$34,963
Gross margin, excluding depreciation and amortization	67%	11%	47%
Adjusted Gross Margin	68%	20%	51%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

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
___________________
(1)Acquisition-related costs, net includes deferred retention expenses and post-acquisition restructuring costs incurred as part of business combinations.

Adjusted Technology Gross Margin decreased from 70% for the three months ended September 30, 2021 to 68% for the three months ended September 30, 2022. This year-over-year decrease was mainly driven by additional costs associated with transitioning a portion of our customer base to Azure hosted environments as well as increased support costs without a commensurate increase in revenue. The decrease was partially offset by existing customers paying higher technology access fees from contractual, built-in escalators without a commensurate increase in hosting costs.
Adjusted Professional Services Gross Margin remained consistent at 20% for both the three months ended September 30, 2022 and 2021. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin, and which may decline in the near-term as compared to prior quarters in 2022.

The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$131,624	$75,450	$207,074
Cost of revenue, excluding depreciation and amortization	(41,895)	(63,048)	(104,943)
Gross profit, excluding depreciation and amortization	89,729	12,402	102,131
Add:
Stock-based compensation	1,563	6,082	7,645
Acquisition-related costs, net(1)	267	509	776
Restructuring charges(2)	—	247	247
Adjusted Gross Profit	$91,559	$19,240	$110,799
Gross margin, excluding depreciation and amortization	68%	16%	49%
Adjusted Gross Margin	70%	26%	54%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
(2)Restructuring charges include severance and other team member costs from workforce reductions.

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
___________________

(1)Acquisition-related costs, net includes deferred retention expenses and post-acquisition restructuring costs incurred as part of business combinations.
Adjusted Technology Gross Margin increased slightly from 69% for the nine months ended September 30, 2021 to 70% for the nine months ended September 30, 2022. This year-over-year performance was mainly driven by existing customers paying higher technology access fees from contractual, built-in escalators, without a commensurate increase in hosting costs, offset partially by headwinds due to the continued costs associated with transitioning a portion of our customer base to Azure hosted environments.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of customers from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure as well as a small subset of modular customers trimming their application spend.
Adjusted Professional Services Gross Margin decreased from 28% for the nine months ended September 30, 2021 to 26% for the nine months ended September 30, 2022, due primarily to a change in the mix of professional services we provided and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, outsourcing services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
We expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis and potentially decline in the near term due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and customers delaying or reducing services due to the uncertain and challenging macroeconomic environment.
Total Adjusted Gross Margin increased slightly from 53% for the nine months ended September 30, 2021 to 54% for the nine months ended September 30, 2022. We expect total Adjusted Gross Margin to fluctuate and potentially decline in the near term, primarily due to anticipated growth in professional services, including tech-enabled outsourcing. Our professional services provide meaningful value to meet the near term needs of our customers, but may result in lower overall margins if professional services revenue become a larger percentage of our total revenue compared to recent periods.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities, (vi) restructuring costs, and (vii) non-recurring lease-related charges. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives, and we generally expect Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring professional services revenue and the seasonality of certain operating costs, including costs related to our Healthcare Analytics Summit (HAS) during the third quarter of each year.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(45,735)	$(40,014)	$(101,621)	$(104,218)
Add:
Interest and other expense, net	(142)	4,423	2,700	12,082
Income tax provision (benefit)	156	(6,658)	(4,339)	(6,749)
Depreciation and amortization	12,372	10,651	36,633	26,604
Stock-based compensation	17,304	17,487	53,356	48,724
Acquisition-related costs, net(1)	3,292	6,517	3,188	16,787
Restructuring costs(2)	4,499	—	4,499	—
Non-recurring lease-related charges(3)	3,700	1,800	3,700	1,800
Adjusted EBITDA	$(4,554)	$(5,794)	$(1,884)	$(4,970)
__________________
(1)Acquisition-related costs, net includes third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details refer to Note 2 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions, impairment of discontinued capitalized software projects, and other minor miscellaneous charges. For additional details, refer to Note 18 in our condensed consolidated financial statements.
(3)Includes the lease-related impairment charge for the subleased portion of our corporate headquarters.

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
•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our customer base will enable us to drive growth. Over the last three years, we have developed and deployed several new analytics applications including PowerCosting (formerly known as CORUS), Touchstone, MeasureAble, Patient Safety Monitor, Pop Analyzer (formerly known as Population Builder), and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new customers.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our customers achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the nine months ended September 30, 2022, our technology revenue and professional services revenue represented 64% and 36% of total revenue, respectively.
Changes in our percentage of revenue attributable to Technology and Professional Services would impact future Total Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” above for more information.
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
Twistle, Inc.
On July 1, 2021, we acquired Twistle, a healthcare patient engagement SaaS technology company that automates patient-centered communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare organizations. The acquisition consideration transferred was $91.9 million, consisting of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022, which had an initial estimated fair value of $2.1 million. The earn-out contingent consideration liability was fully settled during the three months ended September 30, 2022 for cash consideration of $1.6 million and the issuance of 439,327 shares of our common stock.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2022 and 2021, technology represented 64% and 62% of total revenue, respectively, and professional services represented 36% and 38%, of total revenue, respectively. For the nine months ended September 30, 2022 and 2021, technology represented 64% and 61% of total revenue, respectively, and professional services represented 36% and 39%, of total revenue, respectively.
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
Cost of professional services revenue.    Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. We expect cost of professional services revenue to increase in absolute dollars as we increase headcount to accommodate growth, including tech-enabled outsourcing.

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
General and administrative. General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, outside legal, accounting, directors’ fees, and the change in fair value of contingent consideration liabilities. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses, including due to restructuring initiatives.
Depreciation and amortization.  Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.
Interest and other income (expense), net
Interest and other income (expense), net primarily consists of interest expense partially offset by income from our investment holdings. Interest expense in the current year is primarily attributable to the 2.50% Convertible Senior Notes due 2025 (the Notes) and in prior years was primarily attributable to our now extinguished term loan and imputed interest on acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our various debt arrangements. The adoption of ASU 2020-06 during the first quarter of 2022 reduced our reported interest expense as it relates to our convertible senior notes.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted and signed into U.S. law. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income. We do not expect the tax provisions of the IRA to have a material impact on our condensed consolidated financial statements.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Technology	$43,997	$38,262	$131,624	$107,630
Professional services	24,357	23,475	75,450	69,580
Total revenue	68,354	61,737	207,074	177,210
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)	14,572	12,094	41,895	34,766
Professional services(1)(2)(3)	21,768	20,992	63,048	55,711
Total cost of revenue, excluding depreciation and amortization	36,340	33,086	104,943	90,477
Operating expenses:
Sales and marketing(1)(2)(3)	25,401	20,808	67,141	53,164
Research and development(1)(2)(3)	20,770	16,385	56,066	45,254
General and administrative(1)(2)(3)(4)	19,192	23,056	45,551	60,596
Depreciation and amortization	12,372	10,651	36,633	26,604
Total operating expenses	77,735	70,900	205,391	185,618
Loss from operations	(45,721)	(42,249)	(103,260)	(98,885)
Interest and other income (expense), net	142	(4,423)	(2,700)	(12,082)
Loss before income taxes	(45,579)	(46,672)	(105,960)	(110,967)
Income tax provision (benefit)	156	(6,658)	(4,339)	(6,749)
Net loss	$(45,735)	$(40,014)	$(101,621)	$(104,218)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$494	$533	$1,563	$1,481
Professional services	1,991	2,149	6,082	5,866
Sales and marketing	7,037	6,098	20,925	16,848
Research and development	3,390	2,510	9,643	7,443
General and administrative	4,392	6,197	15,143	17,086
Total	$17,304	$17,487	$53,356	$48,724

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acquisition-related costs, net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$74	$30	$267	$30
Professional services	143	64	509	64
Sales and marketing	367	296	1,557	296
Research and development	693	455	2,358	455
General and administrative	$2,015	$5,672	$(1,503)	$15,942
Total	$3,292	$6,517	$3,188	$16,787
(3)Includes restructuring costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Professional services	$247	$—	$247	$—
Sales and marketing	1,559	—	1,559	—
Research and development	2,257	—	2,257	—
General and administrative	$436	$—	$436	$—
Total	$4,499	$—	$4,499	$—
(4)Includes non-recurring lease-related charges, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$3,700	$1,800	$3,700	$1,800

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Technology	64%	62%	64%	61%
Professional services	36	38	36	39
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	21	20	20	20
Professional service	32	34	30	31
Total cost of revenue, excluding depreciation and amortization	53	54	50	51
Operating expenses
Sales and marketing	37	34	32	30
Research and development	30	27	27	26
General and administrative	28	37	22	34
Depreciation and amortization	18	17	18	15
Total operating expenses	113	115	99	105
Loss from operations	(66)	(69)	(49)	(56)
Interest and other income (expense), net	—	(7)	(1)	(7)
Loss before income taxes	(66)	(76)	(50)	(63)
Income tax provision (benefit)	—	(11)	(2)	(4)
Net loss	(66)%	(65)%	(48)%	(59)%

Discussion of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$43,997	$38,262	$5,735	15%
Professional services	24,357	23,475	882	4%
Total revenue	$68,354	$61,737	$6,617	11%
Percentage of revenue:
Technology	64%	62%
Professional services	36	38
Total	100%	100%
Total revenue was $68.4 million for the three months ended September 30, 2022, compared to $61.7 million for the three months ended September 30, 2021, an increase of $6.6 million, or 11%.
Technology revenue was $44.0 million, or 64% of total revenue, for the three months ended September 30, 2022, compared to $38.3 million, or 62% of total revenue, for the three months ended September 30, 2021. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.

Professional services revenue was $24.4 million, or 36% of total revenue, for the three months ended September 30, 2022, compared to $23.5 million, or 38% of total revenue, for the three months ended September 30, 2021. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, as well as greater non-recurring and project-based services.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$14,572	$12,094	$2,478	20%
Professional services	21,768	20,992	776	4%
Total cost of revenue, excluding depreciation and amortization	$36,340	$33,086	$3,254	10%
Percentage of total revenue	53%	54%
Cost of technology revenue, excluding depreciation and amortization, was $14.6 million for the three months ended September 30, 2022, compared to $12.1 million for the three months ended September 30, 2021, an increase of $2.5 million, or 20%. The increase in cost of technology revenue was primarily due to $1.0 million in increased cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, a $0.6 million increase in dues, subscriptions, and royalties, and a $0.5 million increase in contractors and outside services.
Cost of professional services revenue was $21.8 million for the three months ended September 30, 2022, compared to $21.0 million for the three months ended September 30, 2021, an increase of $0.8 million, or 4%. This increase was primarily due to a $0.7 million increase in contractor and outside service fees.
Operating expenses
Sales and marketing

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$25,401	$20,808	$4,593	22%
Percentage of total revenue	37%	34%

Sales and marketing expenses were $25.4 million for the three months ended September 30, 2022, compared to $20.8 million for the three months ended September 30, 2021, an increase of $4.6 million, or 22%. The increase was primarily due to $1.6 million in restructuring costs, a $0.9 million increase in stock-based compensation, a $0.8 million increase in advertising and marketing costs, a $0.8 million increase in contractor and outside service fees, and a $0.6 million increase in travel costs.
Sales and marketing expense as a percentage of total revenue increased from 34% in the three months ended September 30, 2021 to 37% in the three months ended September 30, 2022.

Research and development

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$20,770	$16,385	$4,385	27%
Percentage of total revenue	30%	27%

Research and development expenses were $20.8 million for the three months ended September 30, 2022, compared to $16.4 million for the three months ended September 30, 2021, an increase of $4.4 million, or 27%. The increase was primarily due to $2.3 million in restructuring costs, a $0.9 million increase in stock-based compensation, and a $0.7 million increase in contractor and outside service fees.
Research and development expense as a percentage of revenue increased from 27% in the three months ended September 30, 2021 to 30% in the three months ended September 30, 2022.
General and administrative

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$19,192	$23,056	$(3,864)	(17)%
Percentage of total revenue	28%	37%
General and administrative expenses were $19.2 million for the three months ended September 30, 2022, compared to $23.1 million for the three months ended September 30, 2021, a decrease of $3.9 million, or 17%. The decrease was primarily due to a $3.2 million decrease in change in fair value of contingent consideration liabilities, a $1.8 million decrease in stock-based compensation, a $0.6 million decrease in salary and related personnel costs, partially offset by an increase of $1.9 million from lease-related impairment charges.
General and administrative expense as a percentage of revenue decreased from 37% in the three months ended September 30, 2021 to 28% in the three months ended September 30, 2022.
Depreciation and amortization

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$12,372	$10,651	$1,721	16%
Percentage of total revenue	18%	17%

Depreciation and amortization expenses were $12.4 million for the three months ended September 30, 2022, compared to $10.7 million for the three months ended September 30, 2021, an increase of $1.7 million, or 16%. This increase was primarily due to the amortization of acquired intangible assets resulting from our recent business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 17% in the three months ended September 30, 2021 to 18% in the three months ended September 30, 2022.

Interest and other income (expense), net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,976	55	$1,921	3,493%
Interest expense	(1,811)	(4,463)	2,652	(59)%
Other expense	(23)	(15)	(8)	n/m(1)
Total interest and other income (expense), net	$142	$(4,423)	$4,565	(103)%
__________________
(1)Not meaningful
Interest and other income (expense), net increased $4.6 million, or 103%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This change is primarily due to a decrease in non-cash interest expense of $2.6 million related to the modified retrospective adoption of ASU 2020-06 and an increase of $1.9 million of interest and investment income from increased interest rates. Refer to Note 1 and Note 9 of the condensed consolidated financial statements for further information about our recent accounting adoption.

Income tax provision (benefit)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$156	$(6,658)	$6,814	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes.
The income tax benefit of $6.7 million recorded for the three months ended September 30, 2021 was primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of the valuation allowance was attributable to the acquisition of Twistle, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Discussion of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$131,624	$107,630	$23,994	22%
Professional services	75,450	69,580	5,870	8%
Total revenue	$207,074	$177,210	$29,864	17%
Percentage of revenue:
Technology	64%	61%
Professional services	36	39
Total	100%	100%

Total revenue was $207.1 million for the nine months ended September 30, 2022, compared to $177.2 million for the nine months ended September 30, 2021, an increase of $29.9 million, or 17%.
Technology revenue was $131.6 million, or 64% of total revenue, for the nine months ended September 30, 2022, compared to $107.6 million, or 61% of total revenue, for the nine months ended September 30, 2021. The technology revenue growth was primarily from new DOS Subscription Customers, acquired technology customers, revenue from existing customers paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $75.5 million, or 36% of total revenue, for the nine months ended September 30, 2022, compared to $69.6 million, or 39% of total revenue, for the nine months ended September 30, 2021. The professional services revenue growth is primarily due to implementation, analytics, outsourcing, and other improvement services being provided to new DOS Subscription Customers, as well as greater non-recurring and project-based services.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$41,895	$34,766	$7,129	21%
Professional services	63,048	55,711	7,337	13%
Total cost of revenue, excluding depreciation and amortization	$104,943	$90,477	$14,466	16%
Percentage of total revenue	50%	51%
Cost of technology revenue, excluding depreciation and amortization, was $41.9 million for the nine months ended September 30, 2022, compared to $34.8 million for the nine months ended September 30, 2021, an increase of $7.1 million, or 21%. The increase was primarily due to a $3.0 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new customers, a $1.9 million increase in dues, subscriptions, and royalties, a $1.4 million increase in salary and related personnel costs from an increase in cloud services and support headcount, and a $0.7 million increase in contractors and outside services.

Cost of professional services revenue was $63.0 million for the nine months ended September 30, 2022, compared to $55.7 million for the nine months ended September 30, 2021, an increase of $7.3 million, or 13%. This increase was primarily due to a $4.7 million increase in salary and related personnel costs from additional professional services headcount, and a $2.1 million increase in contractor and outside service fees.
Operating expenses
Sales and marketing

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$67,141	$53,164	$13,977	26%
Percentage of total revenue	32%	30%

Sales and marketing expenses were $67.1 million for the nine months ended September 30, 2022, compared to $53.2 million for the nine months ended September 30, 2021, an increase of $14.0 million, or 26%. The increase was primarily due to a $5.8 million increase in salary and related personnel costs, including $1.6 million of restructuring costs, a $4.1 million increase in stock-based compensation, a $1.3 million increase in advertising and marketing costs, a $1.1 million increase in travel-related expenses, and a $1.0 million increase in contractor and outside service fees.
Sales and marketing expense as a percentage of total revenue increased from 30% in the nine months ended September 30, 2021 to 32% in the nine months ended September 30, 2022.

Research and development

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$56,066	$45,254	$10,812	24%
Percentage of total revenue	27%	26%

Research and development expenses were $56.1 million for the nine months ended September 30, 2022, compared to $45.3 million for the nine months ended September 30, 2021, an increase of $10.8 million, or 24%. The increase was primarily due to a $6.5 million increase in salary and related personnel costs including $2.3 million of restructuring costs, a $2.2 million increase in contractor and outside service fees, and a $2.2 million increase in stock-based compensation.
Research and development expense as a percentage of revenue increased from 26% for the nine months ended September 30, 2021 to 27% in the nine months ended September 30, 2022. .

General and administrative

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$45,551	$60,596	$(15,045)	(25)%
Percentage of total revenue	22%	34%
General and administrative expenses were $45.6 million for the nine months ended September 30, 2022, compared to $60.6 million for the nine months ended September 30, 2021, a decrease of $15.0 million, or 25%.

The decrease was primarily due to a $19.6 million decrease in change in fair value of contingent consideration liabilities, partially offset by an increase of $2.6 million in salary and related personnel costs primarily from additional headcount, a $1.9 million increase in lease-related impairment charges, and a $1.0 million increase in acquisition-related costs.

General and administrative expense as a percentage of revenue decreased from 34% in the nine months ended September 30, 2021 to 22% in the nine months ended September 30, 2022.
Depreciation and amortization

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$36,633	$26,604	$10,029	38%
Percentage of total revenue	18%	15%

Depreciation and amortization expenses were $36.6 million for the nine months ended September 30, 2022, compared to $26.6 million for the nine months ended September 30, 2021, an increase of $10.0 million, or 38%. This increase was primarily due to the amortization of acquired intangible assets resulting from our recent business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 15% in the nine months ended September 30, 2021 to 18% in the nine months ended September 30, 2022.
Interest and other expense, net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$2,826	669	$2,157	322%
Interest expense	(5,425)	(12,761)	7,336	(57)%
Other (expense) income	(101)	10	(111)	(1,110)%
Total interest and other expense, net	$(2,700)	$(12,082)	$9,382	(78)%

Interest and other expense, net decreased $9.4 million, or 78%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This change is primarily due to a decrease in non-cash interest expense of $7.4 million related to the modified retrospective adoption of ASU 2020-06 and $2.2 million increase in interest and investment income due to increasing interest rates. Refer to Note 1 and Note 9 of the condensed consolidated financial statements for further information about our recent accounting adoption.

Income tax provision (benefit)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(4,339)	(6,749)	$2,410	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes.

The income tax benefit of $4.3 million and $6.7 million recorded for the nine months ended September 30, 2022 and 2021, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the respective periods. The release of our valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja in 2022 and Twistle in 2021, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million and $6.8 million, respectively, that had previously been offset by a valuation allowance.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents, and short-term investments of $380.1 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from customers under technology and professional services arrangements, borrowings under our loan and security agreements, our IPO, the Note Offering, and the sale of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share in August 2021 (our Secondary Public Equity Offering). Our future capital requirements will depend on many factors, including our pace of new customer growth and expanded customer relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, our share repurchase program and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (the Share Repurchase Plan). During the three months ended September 30, 2022, we repurchased and retired 709,139 shares of our common stock for $8.4 million at an average purchase price of $11.81 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $31.6 million as of September 30, 2022.
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
The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture permits us to repurchase the Notes prior to the maturity date. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, with the form of consideration determined at our election. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock).

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
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(20,449)	$(13,348)
Net cash used in investing activities	(45,277)	(62,995)
Net cash (used in) provided by financing activities	(3,250)	260,168
Effect of exchange rate changes	(27)	(14)
Net (decrease) increase in cash and cash equivalents	$(69,003)	$183,811
Operating activities
Our largest source of operating cash flows is cash collections from our customers for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2022, net cash used in operating activities was $20.4 million, which included a net loss of $101.6 million. Non-cash adjustments primarily consisted of $36.6 million in depreciation and amortization of property, equipment, and intangible assets, $53.4 million in stock-based compensation, $4.9 million in impairment of long-lived assets, reduced by a $4.7 million change in fair value of contingent consideration liabilities, and a $4.5 million deferred tax benefit.
For the nine months ended September 30, 2021, net cash used in operating activities was $13.3 million, which included a net loss of $104.2 million. Non-cash adjustments primarily consisted of $26.6 million in depreciation and amortization of property, equipment, and intangible assets, $48.7 million in stock-based compensation, $13.7 million in change in fair value of contingent consideration liabilities, $8.8 million in amortization of debt discount and issuance costs, partially offset by the $11.8 million payment in excess of the acquisition date fair value to settle the cash-based portion of consideration liabilities, and a $6.8 million deferred tax benefit.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 of $45.3 million was primarily due to $270.2 million provided from the sale and maturity of short-term investments, reduced by $274.5 million in purchases of short-term investments, $27.8 million used to acquire KPI Ninja and ARMUS, and $10.0 million of capitalized internal-use software.

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
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2022 of $3.3 million was primarily the result of $8.4 million in repurchases of common stock and $1.3 million in payments of acquisition-related obligations, reduced by $3.9 million in stock option exercise proceeds, and $2.6 million in proceeds from our ESPP.
Net cash provided by financing activities for the nine months ended September 30, 2021 of $260.2 million was primarily the result of $245.2 million in public offering net proceeds $17.3 million in stock option exercise proceeds and $4.0 million in proceeds from our ESPP, reduced by $6.3 million in payments of acquisition-related obligations.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. Refer to “Note 9—Convertible Senior Notes”, “Note 14—Commitments and Contingencies”, and “Note 18—Restructuring Costs” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the COVID-19 pandemic, war in Ukraine, and high level of inflation, amongst other factors, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the COVID-19 pandemic, Ukraine war, recent inflationary pressures, challenging macroeconomic environment, and other factors on our estimates, including our expected credit losses and the fair value of other assets, including goodwill.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $380.1 million as of September 30, 2022, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our international subsidiaries is typically their local currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee and Singapore Dollar. Due to the relatively small size of our international operations to date, our foreign currency exposure has been fairly limited and not material to our business. Accordingly, we have not instituted a hedging program. We are considering the costs and benefits of initiating such a program and may in the future hedge balances and transactions denominated in currencies other than the U.S. dollar as we expand international operations.
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

Inflation risk
The recently high inflationary environment has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are currently working remotely, in part due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.
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
We face competition from industry-agnostic analytics companies and electronic health record (EHR) companies, such as Epic Systems and Cerner. We also compete with other large, well-financed, and technologically sophisticated entities. Some of our current large competitors, such as Optum Analytics and IBM, have greater name recognition, longer operating histories, significantly greater resources than we do, and/or more established distribution networks and relationships with healthcare providers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, or services to increase the availability of their products or services to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our Solution. Accordingly, new competitors may emerge that have greater market share, larger customer bases, greater breadth and volume of data, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.

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

The global coronavirus (COVID-19) pandemic, recently high inflationary environment and rising interest rates could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The ongoing waves of COVID-19, including its evolving variants, the recently high inflationary environment and rising interest rates, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new DOS Subscription Customer, which we estimate to typically be approximately one year, could lengthen, as we have experienced in 2022, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic, the recently high inflationary environment, rising interest rates, and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also presents ongoing challenges as the vast majority of our workforce is currently working remotely and, at times, assisting new and existing customers who are working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the pandemic, high inflationary environment or rising interest rates, and their effects on our business, results of operations, or financial condition at this time.
We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans, as well as cost reduction and restructuring initiatives.

We are continually executing a number of growth initiatives, strategies, and operating plans designed to enhance our business, as well as some cost reduction and restructuring initiatives. We may not be able to successfully complete these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of factors could cause us not to realize some or all of the expected benefits. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.

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

In addition, our sales cycle and timing of sales can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new analytics applications or services by us or our competitors, and the purchasing approval processes of potential customers. If our sales cycle lengthens, as we have experienced in 2022, or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.
Our DOS platform or our analytics applications may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and results of operations.

Proprietary software development is time consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our applications from operating properly. If our systems do not function reliably or fail to meet user or customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us, and users of our software could choose to cease their use of our Solution. This could damage our reputation and impair our ability to attract or retain customers. Information services as complex as those we offer have, in the past, contained, and may in the future develop or contain, undetected defects, vulnerabilities, or errors. We cannot be assured that material performance problems or defects in our software or software provided by our vendors will not arise in the future. Errors may result from sources beyond our control, including the receipt, entry, or interpretation of patient information; the interface of our software with legacy systems or vendor systems that we did not develop; or errors in data provided by third parties. Despite testing, defects or errors may arise in our existing or new software or service processes following introduction to the market.

Customers rely on our Solution to collect, manage, and report clinical, financial, and operational data, and to provide timely and accurate information regarding medical treatment and care delivery patterns. They may have a greater sensitivity to service errors and security vulnerabilities than customers of software products in general. Clinicians may also rely on our predictive models for care delivery prioritization and to inform treatment protocols. Limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content which we may include in our subscription and services agreements may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. In most cases, we maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or insufficient amounts.

In light of this, defects, vulnerabilities, and errors and any failure by us to identify and address them could result in loss of revenue or market share; liability to customers, clinicians, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to our reputation; and increased service and maintenance costs. Defects, vulnerabilities, or errors in our software and service processes might discourage existing or potential customers from purchasing services from us. Correction of defects, vulnerabilities, or errors could prove to be impossible or impractical. The costs incurred in correcting any defects, vulnerabilities, or errors or in responding to resulting claims or liability may be substantial and could adversely affect our results of operations.

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

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving, including towards a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer and user requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market, including adapting to the ways our customers or users access and use our Solution. Although we have built several new software analytics applications in the last few years, we may not be able to sustain this rate of innovation. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and applications, and introduce new high-quality services and applications that customers will want, while offering our Solution at competitive prices. If we are unable to predict user preferences or industry changes, or if we are unable to maintain and improve our Solution on a timely or cost-effective basis, we may lose customers and users. Our results of operations would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our Solution. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.
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
•the business environment of our customers and, in particular, our customers’ financial performance and headcount reductions by our customers; and
•the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic and the impact of the recently high inflationary environment upon our customers.
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
If our Solution fails to provide accurate and timely information, or if our content or any other element of our Solution is associated with faulty clinical decisions or treatment, we could have liability to customers, clinicians, patients, or others, which could adversely affect our results of operations.
Our applications, content, and services may be used by customers to support clinical decision-making by providers, and interpret information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If our applications, content, or services are associated with faulty clinical decisions or treatment, then customers or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our Solution to decline.
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
Our clinical guidelines, algorithms, and protocols may be viewed as providing healthcare professionals with guidance on care management, care coordination, or treatment decisions. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third-party content, it is possible that patients, clinicians, consumers, the providers of the third-party content, or others may sue us if they are harmed as a result of such inaccuracies. We cannot assure you that our software development, editorial, and other quality control procedures will be sufficient to ensure that there are no errors or omissions in any particular content or our software or algorithms.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns or fair value estimates deteriorate, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may suffer.
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
To continue to execute on our growth plan, we must attract and retain highly-qualified personnel. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, results of operations, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they may receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members or fail to effectively manage organizational changes, it could harm our culture, business, financial condition and results of operations. We must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which may include offshore and near shore, which will place additional demands on our resources and operations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. At times, this will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. If we do not achieve the benefits anticipated from these investments or organizational changes, or if the realization of these benefits is delayed, our results of operations may be adversely affected. If we fail to provide effective customer training on our Solution and high-quality customer support, our business and reputation could suffer.

Failure to effectively manage our growth or organizational changes could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce customer or user satisfaction; limit our ability to respond to competitive pressures; and result in loss of team members and reduced productivity of remaining team members. Our growth or organizational changes could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth or organizational changes, our expenses may increase more than expected, cost savings may not be realized, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy, and may adversely affect our business, financial condition and results of operations.
We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth.
We have experienced significant growth in the last five years. Future revenue, including revenue for 2022, may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing customers, to complete sales to potential future customers, to expand our customer and member bases, to develop new solutions, and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that we will continue to grow our revenue or to generate net income. Our historical results may not be indicative of future performance. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our customer base depends on, among other things, the attractiveness of our Solution relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing customers may be slower to adopt our Solution than we currently anticipate, which could adversely affect our results of operations and growth prospects.
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

Any changes in third-party service levels at our computing infrastructure service providers, or any related disruptions or performance problems with our Solution, could adversely affect our reputation and may damage our customers’ data, information and/or stored files, result in lengthy interruptions in our services, or result in potential losses of customer data. Interruptions in our services might reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, allow our customers to terminate their contracts with us, or adversely affect our renewal rates.
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
We outsource important aspects of the storage and transmission of customer and member information, and thus rely on third parties to manage functions that have material cyber‑security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle customer information to sign BAAs contractually requiring those subcontractors to adequately safeguard PHI in a similar manner that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third‑party security examinations as well as to protect the confidentiality of other sensitive customer information. In addition, we periodically hire third‑party security experts to assess and test our security measures. However, we cannot be assured that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of our customer’s confidential and proprietary information and PHI.
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
If our arrangements with clinicians and other health care professionals are found to constitute the improper rendering of professional medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.
We employ and contract with clinicians and other licensed health care professionals who assist our customers with the customers’ care coordination, care management, population health management, and patient safety activities. Although we do not intend to provide medical care, treatment, or advice, our relationships with such health care professionals may implicate certain state laws in the United States in which we operate that generally prohibit non-professional entities from providing licensed medical services, exercising control over licensed physicians or other licensed health care professionals or engaging in certain practices such as fee-splitting with such licensed professionals. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that we are engaged in the provision of professional medical services, and/or that our arrangements with our affiliated physicians and other licensed health care professionals constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we may be required to restructure or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications, and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our Solutions in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things. In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Solutions, which could negatively impact our business.
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
The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our Solutions specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our Solutions could decline, and our results of operations and financial condition could be harmed.
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
The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. We may repurchase the Notes from time to time prior to the maturity date. A holder may convert all or any portion of its Notes, at its option, subject to certain conditions and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, with the form of consideration determined at our election. Noteholders will have the right to require us to repurchase all or a portion of their notes at 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, upon the occurrence of certain events. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). If the Notes have not previously been converted, redeemed or repurchased, we will be required to repay the Notes in cash at maturity.

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
Risks Related to Ownership of Our Common Stock
Risks Related to an Investment in Our Securities
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our current business future prospects and increases the risk of your investment.
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, and ARMUS between February 2020 and April 2022. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter.

These risks and difficulties include our ability to cost-effectively acquire new customers and retain existing customers, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our customers and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that customers share with us, process, store, protect, and use personal data, including PHI, in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.
We have experienced significant net losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in the past, including net losses of $153.2 million and $115.0 million in the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $878.9 million as of December 31, 2021. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with customers, develop our platform, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as the recently high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
•recruitment or departure of key personnel; and
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.
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
If securities or industry analysts do not continue to publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
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
We cannot guarantee that the Share Repurchase Plan will be fully consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.

On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. The timing, pricing, and sizes of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The Share Repurchase Plan could affect the price of our common stock, increase volatility, and diminish our cash reserves.

Our management has broad discretion in the use of proceeds from our IPO, the Note Offering, and the Secondary Public Equity Offering and our use may not produce a positive rate of return.
The principal purposes of our IPO were to increase our capitalization and financial flexibility, create a public market for our stock and thereby enable access to the public equity markets by our employees and stockholders, obtain additional capital, and strengthen our position in the healthcare data analytics applications and services market. We used a portion of the Note Offering proceeds to pay the cost of the Capped Call transactions and to prepay in full all outstanding indebtedness under our credit agreement with OrbiMed. We cannot specify with certainty our plans for the use of the net proceeds we received from these offerings. However, we intend to use the net proceeds we received from our IPO, the Note Offering and our Secondary Public Equity Offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds from these offerings for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. Our management has broad discretion over the specific use of the net proceeds we received in these offerings and might not be able to obtain a significant return, if any, on investment of these net proceeds. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO, the Note Offering, and our Secondary Public Equity Offering effectively, our business, results of operations, and financial condition could be harmed.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended September 30, 2022 were as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2022 – July 31, 2022	—	$—	—
August 1, 2022 – August 31, 2022	485,491	$12.14	485,491	$34.1
September 1, 2022 – September 30, 2022	223,648	$11.11	223,648	$31.6
Total	709,139	$11.82	709,139	$31.6
__________________
(1)On August 2, 2022, our board of directors authorized and approved a share repurchase program of up to $40.0 million of our outstanding stock. We began repurchasing shares under this program during the third quarter of 2022. As of September 30, 2022, the total remaining authorization for future shares of common stock repurchases under our share repurchase program is approximately $31.6 million.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	November 8, 2022
Bryan Hunt	(Principal Financial Officer)