Form 10-K
period 2022-12-31
Health Catalyst, Inc.
filed 2023-02-28
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐	Emerging growth company	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant’s financial statements reflect correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $783.2 million based on the closing price of a share of common stock on June 30, 2022 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 24, 2023, the Registrant had 55,805,876 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2023 Annual Meeting of Stockholders.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2022
In this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “we,” “our,” “us,” “Health Catalyst,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are only predictions based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of expectations, projections, plans, strategy, intentions or future results of operations or financial performance. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our:
•ability to attract new clients and retain and expand our relationships with existing clients;
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
•ability to successfully identify, acquire, and integrate companies and assets; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments), natural disasters or public health emergencies, such as the COVID-19 pandemic, on our business and results of operations.
All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof. We assume no obligation to update forward-looking statements made in this Annual Report on Form 10-K, including, without limitation, to reflect events or circumstances after the date of this Annual Report on Form 10-K or new information or the occurrence of any unanticipated events, except as required by law. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the subheading below “Summary of Risk Factors” as well as heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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
•Macroeconomic challenges (including the high inflationary environment and high interest rates) and the lingering effects of the global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.
•If we do not continue to innovate and provide services that are useful to clients and users, we may not remain competitive, and our revenue and results of operations could suffer.
•Our business could be adversely affected if our clients are not satisfied with our cloud-based data platform, software analytics applications, and professional services expertise (our Solution).
•If our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional technology and services from us, it could have a material adverse effect on our business, financial condition, and results of operations.
•Our Solution is dependent on our ability to source data from third parties, and such third parties could take steps to block our access to data, which could impair our ability to provide our Solution or limit the effectiveness of our Solution.
•Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
•If our security measures are breached or unauthorized access to client data is otherwise obtained or we cannot comply with evolving federal and state healthcare regulatory and data privacy laws and regulations, our Solution may be perceived as not being secure, clients may reduce the use of or stop using our Solution, and/or we may incur significant liabilities.
•Our results of operations have in the past fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.
•Our pricing may change over time and our ability to efficiently price our Solution will affect our results of operations and our ability to attract or retain clients.
•If our Solution fails to provide accurate and timely information, or if our content or any other element of our Solution is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians, patients, or others, which could adversely affect our results of operations.
•We rely on third-party providers, including Microsoft Azure, for computing infrastructure, network connectivity, and other technology-related services needed to deliver our Solution. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
•We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing our Solution to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our clients, and negatively impact our relationships with users or clients, adversely affecting our brand and our business.

Item 1. Business
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises a cloud-based data platform, software analytics applications, and professional services expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data-informed.
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

The Health Catalyst Flywheel
We accomplish our mission with each of our clients by following a process and strategy we call the Health Catalyst Flywheel (the Flywheel). This process includes delivering on the three components of our Solution: data platform, analytics applications, and services expertise, which together drive measurable improvements. At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is the #1 priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our clients to measurably improve. As clients realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential clients. Client renewal, expansion, and referral produce growing, scalable, and predictable financial performance.
The cycle described above creates momentum for our business and is encapsulated in the following diagram:
Given the central importance of team member engagement to our company’s long-term success, we have been purposeful in defining and emphasizing operating principles and cultural attributes that reinforce the commitment to our mission and to team member engagement. We consistently focus on our operating principles and cultural attributes, as well as our mission and Flywheel (collectively, the Health Catalyst Way), which we review in all new hire orientations, company-wide meetings, and board of directors’ meetings. Furthermore, we regularly measure our team member engagement and adjust our practices based on team member feedback. We have demonstrated an elite, consistent level of team member engagement over time as demonstrated by a 95th to 99th percentile ranking, as measured by Gallup.
We will continue to emphasize the Health Catalyst Way, including our operating principles and cultural attributes, which we believe will be central to our long-term success.

Our Operating Principles
The principles that govern our daily interactions include:
Improvement
•We are deeply committed to enabling our clients to achieve and sustain measurable clinical, financial, and operational improvements
•We nurture deep, long-term client partnerships because achieving and sustaining improvement is a transformational journey
•We pragmatically balance the vision, priority, and pace of innovation for data and analytics technology. We prioritize innovations that accelerate improvement
•We attract, develop, and retain experts who know best practices in their domain, leverage analytics for insight, and accelerate adoption for sustained improvement
Ownership
•We are accountable, as owners, to enable our clients’ measurable improvements
•We make decisions that balance and optimize the interests of our teammates, clients, patients, and owners
•We avoid an entitlement mentality and are good stewards of our assets
•We don’t micro-manage and we encourage autonomy while also supporting scalable consistency
Respect
•We recognize the immeasurable value of every individual
•We listen carefully to one another and learn from each of our colleagues
•We care deeply about our colleagues, including teammates, clients, patients, and owners
•We benefit from one another’s diverse backgrounds and experiences
Transparency
•We courageously tell the truth and we face the truth
•We are the same company, culture, and people in all settings
•We treat confidential information appropriately, and we protect the private data of our clients’ patients
•We recommend the best solutions for our clients, whether or not those solutions come from Health Catalyst
Our Cultural Attributes
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
Healthcare organizations operate in an environment that is characterized by waste, changing economics, and data complexity. Organizations that leverage analytics to make data-informed decisions will be better positioned to succeed in this environment. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organizations, and produce measurable clinical, financial, and operational improvements.
The core elements of our Solution include:
•DOS data platform. The Data Operating System (DOS) is a healthcare-specific, cloud-based, open, flexible, scalable and self-service platform for analytics, app development & interoperability that provides clients a single comprehensive environment to integrate and organize data from their disparate software systems. Our DOS platform has been built with modern technology and is deeply embedded with healthcare domain knowledge, enabling a broad range of analytics. The DOS platform has amassed one of the largest and most comprehensive data assets of its kind, which enables us to deliver differentiated insights to our clients.
•Analytics applications. Our software analytics applications are generally built on top of our data platform and are designed to analyze the most common problems our clients face across Clinical & Quality, Population Health, and Financial & Operational use cases. These analytics applications allow our clients to pinpoint opportunities for measurable improvement across their entire enterprise and are employed by a broad range of users from healthcare executives to front-line clinicians providing care. We developed this suite of analytics applications over the last several years based on thoughtful measurement of the most critical analytics needs faced by our clients. Our analytics applications are further enhanced by a broad range of analytics accelerators, which are pre-built, configurable data models with customizable visualizations that can be tailored to specific client needs.
•Services expertise. Our world-class team consists of both analytics experts, such as data analysts, data engineers, and data scientists, and domain experts, such as healthcare administrators, physicians, and nurses. Our services are comprised of data & analytics services, domain expertise & education services, Tech-enabled Managed Services, and implementation services. Our services team members leverage our technology to help our clients shorten time-to-value and achieve sustainable measurable improvements. Examples of the services expertise we provide include opportunity analysis and prioritization, data governance, data modeling and analysis, quality and process improvement strategy, cost accounting, data abstraction, and population health strategies. Our approach to integrate data, analytics, and expertise into a holistic Solution is differentiated and parts of our Solution have historically been recognized as among the best in the industry by multiple third parties, including KLAS, Chilmark Research, and others.
We have generated over 1,500 documented, client-verified improvements across clinical, financial, and operational domains. In addition to the positive ROI of clients utilizing our Solution compared to a costly homegrown solution, each of these documented improvements is highly valuable to our clients, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and refer new business. This is evidenced by a continued increase in improvements achieved by our clients over time. Clients who have recently contracted with us have already started achieving measurable improvements, while longer-standing clients have seen the number of annual improvements meaningfully grow.
We serve the majority of our clients through a subscription-based contract model. As of December 31, 2022, we served 98 clients with a DOS subscription contract and over 425 other clients. The majority of our clients who are not on a DOS subscription contract are technology clients resulting from our business acquisitions. Our clients include academic medical centers, integrated delivery networks, community hospitals, large physician practices, Accountable Care Organizations (ACOs), health information exchanges, health insurers, and other risk-bearing entities. Example clients include Acuitas Health, Allina Health, AlohaCare, Carle Health, Children's Hospital of Orange County, Community Health Network, Lifepoint Health, Mass General Brigham, Steward Health Care, Temple University Health System, UnityPoint Health, and UPMC.

Our Strengths
Our operational and financial success is based on the following key strengths:
Healthcare-specific, flexible, open, and scalable data platform. DOS was purpose-built to handle healthcare-specific data management and analytics use cases, including the ingestion of disparate healthcare data sources. By linking healthcare-specific vocabularies and rules with a flexible and adaptable framework, we enable faster and more repeatable analytics. As an open and self-service platform, we support the development of analytics applications on top of DOS, which can accelerate the adoption and integration of our DOS platform by our clients. The majority of analytics applications that are run on top of DOS are client-generated as opposed to outputs of our applications. The scalable, cloud-based infrastructure enables quicker product iteration and deployment.
Integrated and comprehensive nature of our Solution creates measurable improvements. Through the delivery of our comprehensive and integrated Solution of data, analytics, and services expertise, we enable measurable improvements for our clients. Our Solution has generated over 1,500 documented, client-verified improvements across clinical, financial, and operational domains.
Attractive operating model. We have an attractive operating model due to the recurring nature of the vast majority of our revenue and the scalability of our DOS platform and analytics applications. Our recurring revenue subscription model provides a high degree of revenue visibility. The open and flexible nature of DOS makes it highly scalable, which allows us to deliver additional analytics applications on top of DOS with limited incremental costs. We expect the benefits of our operating model and cost structure to generate operating leverage in our business.
Unique and differentiated culture focused on team member engagement. Our leadership team’s commitment to the team member is central to our long-term success. Our commitment to building and maintaining a culture where team members are highly engaged in our mission directly benefits not only team members, but also our clients and other stakeholders.
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
This deep team member engagement in our mission leads team members to build world-class data and analytics technology and to provide industry-leading expertise. The care that the leadership team shows to team members becomes the same care that team members show to our clients, and through this care and commitment, our clients experience accelerating and measurable improvement, which leads them to renew, expand, and refer. By focusing on the team member experience, our clients realize greater improvements, which leads to a high-growth, predictable business model.
Recognized industry leader by multiple third parties. The strength of our Solution has been recognized by multiple third-parties as among the best in the industry. These include KLAS Overall Customer Satisfaction Scores that have historically been among the highest in the peer group, as well as Chilmark Research and others. We recognized early on that healthcare organizations need purpose-built technology products and services to support data-driven insights, and have spent more than a decade building and commercializing our healthcare-specific Solution. We invested meaningful time and resources over the last decade to build a comprehensive and differentiated set of products and services for our clients, which is not easily replicated by other healthcare and/or technology companies. Our clients benefit from our technology innovation and expertise which allows them to avoid the significant time, financial resources, and technical proficiency they would need to invest to build related capabilities in-house. Similarly, the overall complexity and dynamic nature of healthcare require purpose-built products and services to address the challenges our clients face, preventing traditional technology companies from easily leveraging and deploying existing platforms.
Tenured management team with healthcare technology experience. Health Catalyst is led by a team of healthcare and data veterans with many years of combined experience leading digital transformation at health systems. Our founders collaborated for nearly a decade to pioneer and develop a new data warehousing architecture that resolves many of the problems encountered using traditional data warehousing methodologies. The unique combination of talent and experience across healthcare and technology, as well as our management team’s commitment to the Health Catalyst Way, underpin everything we do.

Our Growth Strategies
Our growth strategies reflect our mission to be the catalyst for massive, measurable, data-informed healthcare improvement. Our focus on multiple channels, as well as our collaborative company culture, results in high levels of sustainable growth. Our strategic levers to drive growth include:
•Grow our overall client base. We have a substantial opportunity to continue growing our client base through our active sales and marketing strategy and significant word-of-mouth references. We currently estimate our total core addressable market to include more than 1,200 healthcare organizations, including health systems and risk-bearing entities. We believe there is ample room to win new business and deepen market penetration in our core market. Further, healthcare providers outside of the United States face similar challenges to those in the United States and can implement our Solution to address them. We plan to opportunistically pursue entry into and expansion within international markets.
•Expand within our current client base. We intend to deepen and expand the relationships we have with our existing client base. Our relationship with a new client oftentimes starts through the use of targeted software analytics applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and purchase additional applications and services. We have achieved DOS Subscription Client growth in part due to strong client retention and client referrals. This is evidenced by our positive Dollar-based Retention Rates for DOS Subscription Clients of 100%, 112%, and 102% for the years ended December 31, 2022, 2021, and 2020, respectively. We will continue to invest in helping clients identify additional uses for our Solution, ensuring they achieve measurable improvements throughout our relationship with them, including through our Tech-enabled Managed Services offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for more information regarding the definitions of Dollar-based Retention Rate and DOS Subscription Clients.
•Add new analytics applications and services offerings. The expansion of our Solution and enhancement of our applications library will accelerate as we deepen our client relationships and add to our dataset. Because our DOS platform is open and we partner with our clients, we are able to identify new opportunities for further improvements and leverage that insight with other clients across our core market to develop new analytics applications and services offerings. We have used this process to build several new software applications through our history, and we will continue to invest in product development, particularly at the analytics applications layer of our technology stack.
•Grow our addressable market through additional healthcare business segment adjacencies. We believe there are significant applications for our Solution outside of our core market, as evidenced by our early efforts to expand into certain international markets. While we believe there are significant opportunities in our core market, these business segment adjacencies have the potential to significantly grow our addressable market and business over time.
•Selectively pursue acquisitions and partnerships. While we expect this will be less of a focal area in the near term, we plan to continue evaluating and identifying opportunities where we can leverage our DOS platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty in growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Medicity, Able Health, Healthfinch, Vitalware, Twistle, ARMUS, and KPI Ninja. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships.

Our Solution
Our Solution empowers our clients to run a data-informed business. Our healthcare-specific, open, flexible, scalable, and self-service DOS platform, advanced analytics applications, and services expertise guide our clients to greater levels of digital maturity, enabling clinical, financial, and operational improvements. The diagram below illustrates the three layers of our comprehensive Solution.

Comprehensive Solution for Data-informed Improvement

3 Services and Improvement Expertise: *Analytical, clinical, financial, and operational experts facilitate and accelerate measurable improvement*

- Analytics Services (Data Analysts, Data Scientists, Pharmacoepidemiologists, and Data Engineers)
- Domain Expertise & Education Services (Analytics, Clinical, Financial, and Operational)
- Implementation Services
- Tech-Enabled Managed Services (Abstraction, Analytics, etc.)

2 Analytics Applications: *A robust set of applications, built on top of DOS, that generate meaningful insights for improvement*

Clinical & Quality

- Patient Safety (Patient Safety Monitor™)
- Clinical Accelerators (CAUTI, CLABSI, COPD, Diabetes, Falls, Heart Failure, Joint Replacement, Labor and Delivery, Patient Flow, Pneumonia, Readmissions, Sepsis, Stroke, etc.)
- twistle

Population Health

- Care Management (Care Flow™)
- Pop Health Analytics (Pop Analyzer™, Stratify, Pop Insights™)
- EMR Embedded Insights (Care Gaps & Refills)
- Quality and Regulatory Measures (MeasureAble™)
- Pop Health Strategy (Value Optimizer™)
- Patient Engagement (Twistle™)

Financial & Operational

- Activity-based Costing (PowerCosting™)
- Revenue Improvement & Chargemaster Analytics (VitalCDM®)
- Labor Productivity (PowerLabor™)
- Revenue Integrity & Auditing (VitalIntegrity™)
- Price Transparency (Hospital Price Index™)
- Financial Accelerators (Cost Insights, HR System, Revenue Cycle, Supply Chain, Surgical Supply, etc.)

1 Data and Analytics Platform (DOS™) : *A healthcare-specific, open, flexible, scalable and self-service platform for analytics, app development & interoperability*

Self-Service Analytics

- AI (Healthcare.AI™)
- Analytics (Pop Analyzer™)
- Reporting (Pop Insights™)
- Data Entry (IDEA™)

Benchmarking Data (Touchstone™)

- Data Warehouse
- Source Connectors
- Cloud-based
- Reusable Data Logic
- Machine Learning
- Terminology Services
- Expert Data Collections
- Text Processing
- Real-time Streaming & Interoperability
- Big Data

APR 2022 | © Health Catalyst. Confidential and Proprietary.

Data and analytics platform - the Data Operating System (DOS)
The DOS platform is a healthcare-specific, open, flexible, scalable, and self-service data and analytics platform that allows our clients to integrate and organize their disparate data sources to enable insights across clinical, financial, and operational objectives. It serves as a digital backbone, allowing clients to extract data from transactional source systems, combine disparate data sets into a unified source of truth, and query the dataset directly. DOS is a cloud-based technology that we primarily provide through Microsoft Azure. In order to enable more advanced feature development and functionality, we are in the process of migrating the small number of remaining on-premise DOS clients to Microsoft Azure. Additionally, we are investing in our DOS platform's development of single-instance, multi-tenant architecture, as well as enhanced elastic compute capabilities supported by Snowflake and Databricks database technologies.
DOS has been uniquely designed and purpose-built to handle the complex, ever-evolving nature of healthcare-specific data and analytics. This includes healthcare-specific terminology, data governance, meta-data management, and analytics. By creating healthcare-specific data models to organize industry-specific data, we enable faster and more repeatable analytics and insights. We have developed the capabilities to turn these insights into actions by connecting our analytics into the workflow systems, such as an electronic health record (EHR). Clients may directly access our DOS platform or may indirectly access DOS through use of modular components of DOS or other parts of our Solution that leverage DOS. Certain components of DOS may be sold on a standalone basis, including Healthcare.AI, Pop Analyzer, IDEA, and other DOS platform components. The vast majority of our DOS Subscription Clients' contracts include access to all attributes and components of DOS.
Differentiating attributes of DOS include:
•Data Warehouse. We believe our innovative architecture has a proven track record of agility and adaptability to new rules, vocabularies, and data content. Our open and self-service platform enables database-level querying and custom analytics use-cases.
•Source Connectors. Our DOS platform is designed to quickly ingest data from the numerous systems and siloed data sources our clients possess. We have prebuilt connectors to the most common transactional software systems used by healthcare organizations. The DOS data management console enables clients to manage robust ETL processes and scheduling.

•Cloud-based. Modern cloud-based architecture is secure and scalable. Being cloud-based enables quicker product iteration and innovation.
•Reusable data logic. Registries, value sets, and other data logic sit on top of the raw data and can be accessed, reused, and updated through open application programming interfaces (APIs), enabling client and third-party application development. We update hundreds of registries, value sets, and measure logic regularly. We believe this reusable, healthcare data content enables clients to achieve analytic value more quickly than leveraging homegrown or cross-industry products and services.
•Machine learning. Embedded within DOS are machine learning algorithms that our clients can leverage for predictive analytics. Clients can also build their own machine learning data pipelines within DOS.
•Terminology services. By standardizing the complex language used to code entries in various health records and clinical systems, DOS facilitates decision support, consistent reporting, and analytics and interoperability.
•Expert data collections. A combination of our expert healthcare data model and suite of curated data collections tuned to general and specific healthcare solutions helps our clients build a sustainable data management system for the future needs of healthcare.
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
•Big data. Ability to access, organize, and analyze massive and unique, structured and unstructured, data sets allows us to drive differentiated analytic insights for our clients.
•Reporting (Pop Insights). Enables users to add clinical, financial, and operational measures in an executive dashboard format. Measures are trended over time and updated on a near real-time basis from DOS. Users can customize information, share it with others, and set their own alerts and notifications. As a result, executives and their teams are empowered to take control of the data deluge to plan, prioritize improvement projects, create alignment among groups, strategize the best products and services, and communicate decisions more effectively.
•Benchmarking (Touchstone). Uses artificial intelligence to proactively identify where a client is performing relative to benchmark sets composed of proprietary and publicly-available data; subsequently recommends and prioritizes opportunities for improvement.
•AI (Healthcare.AI). Transformational suite of healthcare-specific, self-service AI products distinguished by capabilities in analytics integration, predictive modeling, retrospective comparisons, and prescriptive optimization.
•Analytics (Pop Analyzer). Enables non-SQL writers like clinicians and administrators to dynamically author, manage, view, and publish pre-built and custom population ruleset definitions using a drag-and-drop interface. Rulesets can be published as a registry, leveraged across the DOS platform, and augmented with summary metrics using our tools. These registries can be used for internal quality improvement and research efforts or for reporting to external organizational registries.
•Data entry (IDEA). Collects custom sets of data for instant entry into DOS.

Analytics applications
We have thoughtfully developed and acquired several scalable analytics applications that allow us to deliver the right data to the right place at the right time. Combining this pioneering technique with our data asset of more than one hundred million patient records, our clients systematically uncover opportunities for actionable interventions. We have organized our analytics applications into robust sets of applications that generate meaningful insights for improvement in key areas: Clinical & Quality, Population Health Management, and Financial & Operational.

Clinical & Quality
•Patient safety (Patient Safety Monitor). Trigger-based surveillance system enabled by DOS. This application monitors patient-level data and applies machine learning algorithms to help clinicians predict whether a patient is currently at risk for a safety event so that the patient's clinicians can intervene as they deem necessary to prevent harm events.
•Clinical accelerators. Pre-built clinical data models and customizable visualizations that leverage the broad set of integrated data stored within our DOS platform for a specific analytic use-case. We believe these help clients achieve a much faster time-to-value solution compared to building an analytic model from the ground up.

Population Health Management
•Care management (Care Flow). Patient-centric population health service that utilizes data integration, patient stratification and intake, care coordination, patient engagement, and performance measurement to optimize care delivery for high-risk patients.
•Pop health analytics (Pop Analyzer, Stratify, Pop Insights). A suite of population-health specific analytics modules, enabling population-level analytics and reporting to support value-based care arrangements.
•EMR embedded insights (Care Gaps and Refills). Cloud-based product suite that provides a workflow integration engine delivering insights and analytics into electronic medical record (EMR) workflows to automate physicians’ ability to close patient care gaps in real-time.
•Quality and regulatory measures (MeasureAble). Foundational product for integrating hundreds of measures across financial, regulatory, and quality departments and reporting those measures to third-party entities like the Centers for Medicare & Medicaid Services (CMS). Enables proactive measures surveillance to enhance outcomes and facilitates monitoring behaviors, interventions, and activities needed to influence, manage, or change outcomes.
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
•Revenue integrity & auditing (VitalIntegrity). Comprehensive charge capture solution that efficiently manages hospital charge capture processes, detects compliance issues, and minimizes revenue leakage resulting from under- and over-charging, late or missing coding, mismatched charges and supplies, and a wide range of chargemaster-related issues.
•Price transparency (Hospital Price Index). Enables hospitals to address pricing transparency, including complex requirements of the price transparency mandate.
•Financial accelerators. Pre-built financial data models and customizable visualizations that leverage the broad set of integrated data stored within our DOS platform for a specific analytic use-case. We believe these help clients achieve a much faster time-to-value solution compared to building an analytic model from the ground up.

Services and improvement expertise
We provide a range of high-value-add professional services to help our clients implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our clients achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our services expertise can be provided as a supplement to our clients’ existing teams or as an outsourced function for our clients. Our team is comprised of over 495 analytics experts and over 70 domain experts, including several nationally-recognized healthcare and analytics leaders.
Our domain experts provide services across a range of specialties, including:
Infrastructure, data, and analytics services expertise:
•Data engineering services. Help clients ingest data sources and provide consulting around DOS best practice and strategy around leveraging new DOS features.
•Analytics engineering services. Partner with clients to generate meaningful insights produced from Health Catalyst technology that lead improvement efforts. Guides best practice and training.
•Implementation services. Implement and configure DOS and analytics applications.
•Data science services. Work with client teams to apply scientific methods, processes, algorithms, and systems to ask and answer questions using data.  In addition, build software tools to enable self-service capabilities for clients.
•Analytics strategy services. Provide agile development workshops, continued data architecture and Extract Transform Load support, documentation and training, measure reporting efficiency, and prioritization and staff augmentation.
•Data governance services. Offer advisory services related to leveraging clients’ unique, strategic data assets, managing data access and security, and establishing cross-functional governance structures.
•Tech-enabled Managed Services. Managed services solution that enables healthcare organizations to boost efficiencies, capabilities, and savings—and optimize employee experience—through outsourcing specific functions, such as data abstraction or analytics, to Health Catalyst. In many cases, this solution includes re-badging existing health system team members within the applicable functional area as Health Catalyst team members.

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
•Health Catalyst University - educational services. Hands-on courses, programs, and customizable training opportunities to provide our clients with knowledge, practical skills, and take-home tools needed to drive improvement efforts.
Our Clients
Our clients comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics. We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, discussions regarding data and analytics strategy have oftentimes transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. No client represented more than 10% of our total revenue for the years ended December 31, 2022, 2021, and 2020.
Team Members and Culture
We currently employ more than 1,200 team members. We believe that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
Our corporate culture is a critical component of our success. We believe that building and maintaining a remarkable culture benefits our clients, team members and our other stakeholders. Our culture promotes an environment where team members trust each other, strive to continually learn, are motivated to lead hard-working yet balanced lives, make decisions with integrity and humility in mind, communicate openly and honestly, embrace teamwork and collaboration, and enjoy their days at work.
Our team members, who strive to uphold our values and live our mission every day, are at the forefront of cultivating and spreading this culture across the healthcare organizations that we serve. This continuous interaction across the entire Health Catalyst community creates a cycle that further reinforces our culture and fuels our growth.
Our team member engagement scores, as measured by Gallup, have consistently ranked in the 95th to 99th percentile and our KLAS Customer Satisfaction Score for Relationship is above the Data and Analytics Platform average. We engage compensation consultants to enable us to make data-informed decisions with respect to our compensation and benefit packages so we continue to attract and retain top talent. Moreover, we have received numerous awards and recognition for our culture and service to our clients. In total, we have been recognized 76 times as a “best place to work” by Glassdoor, Gallup, and Modern Healthcare, among others. Additionally, we have received multiple awards for client satisfaction and excellence from KLAS, Chilmark Research, and others. For example, our Chargemaster Management product, a revenue analytics product addition through the Vitalware acquisition, was ranked Best in KLAS for 2019, 2020, 2021, and 2022. We believe that these honors demonstrate the loyalty of our team members and our clients and that our culture is driving the behaviors that will help fuel our future growth.

Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States and we opportunistically market and sell in other countries and regions. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our clients’ and sales prospects’ leadership teams. Historically, in the third quarter of each year (including in September 2022), we have held the Healthcare Analytics Summit (HAS), an event showcasing data-informed improvement in healthcare.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce and refine new applications, technologies, features, and functionality. Our research and development organization is responsible for the design, development, and testing of the technology portion of our Solution. Based on client feedback and needs, we focus our efforts on developing new products, functionality, applications, and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of our Solution.
Intellectual Property
We rely on a combination of patent, trademark, and copyright laws in the United States as well as confidentiality procedures and contractual provisions to protect our intellectual property and trade secrets, including proprietary technology, databases, and our brand. As of December 31, 2022, we had thirteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2037, one provisional patent issued in the United States and one patent application pending in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
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
We maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy of requiring all employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us in accordance with applicable law. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Lastly, our agreements with clients include confidentiality and non-disclosure provisions.
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
•level of client satisfaction;
•ease of deployment and use of solutions and applications;
•breadth and depth of solution and application functionality;
•access to, and ability to glean insights from, large data sets;
•brand awareness and reputation;

•modern and adaptive technology platform;
•capability for customization, configurability, integration, security, scalability, and reliability of applications;
•total cost of ownership;
•ability to innovate and respond to client needs rapidly;
•size of client base and level of user adoption;
•regulatory compliance verification and functionality;
•domain expertise with respect to healthcare; and
•ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do and more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in client requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their clients.
Government Regulation
Our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations, as well as international laws with respect to our international clients. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. The following are summaries of key federal and state laws and regulations that impact our operations:

Data Privacy and Security Laws

Numerous state, federal, and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality, and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous state and federal laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our clients. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Cybersecurity

In the normal course of business, we may collect and store PHI, personal information and certain sensitive company information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information, and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of certain vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for vulnerabilities, perform penetration testing, engage third parties to assess effectiveness of our data security practices, and run simulations of breach protocols and phishing scenarios against our team members. A third party security consultant conducts regular network security reviews, scans, and audits. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program is led by our chief information security officer and includes a team of cybersecurity and security compliance professionals. The program is further strengthened through support of our General Counsel and Chief Compliance and Data Privacy Officer. These two teams work closely together to support and bolster our cybersecurity program. The program incorporates industry-standard frameworks (including third-party certification), policies, and practices designed to protect the privacy and security of our sensitive information. Our third-party certifications for certain offerings (including our DOS platform) include a HITRUST Common Security Framework certification (which includes standards from frameworks such as HIPAA, ISO, EU, GDPR, NIST, and PCI to provide risk-based certification for companies in the healthcare supply chain) and a System and Organization Control (SOC) 2 - Type II report that evaluates our security program. Our cybersecurity team reports to our Audit Committee quarterly on information security and cybersecurity matters, or as needed. Our Audit Committee has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively. Certain members from our board of directors have cybersecurity experience.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors—Risks Related to Data and Intellectual Property” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Fraud, waste, and abuse

Even though we do not directly order or provide healthcare services that are reimbursable by Medicare, Medicaid or other third-party payors or submit claims or receive reimbursement from any such payor, certain federal and state healthcare laws and regulations pertaining to fraud, abuse, and waste apply or may apply to our business and to the financial arrangements through which we market, sell, and provide our services to our healthcare provider clients. These laws and regulations include or may include the following:

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
•The federal civil and criminal false claims laws, such as the federal False Claims Act, and civil monetary penalties laws impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to a federal government healthcare program, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government has prosecuted revenue cycle management service providers for causing the submission of false or fraudulent claims in violation of the False Claims Act. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.

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

Corporate practice of medicine and fee-splitting laws

In many states, there are laws that that prohibit business entities, such as us, from providing professional medical services or directly employing or otherwise exercising control over professional judgment or medical decisions by physicians or other licensed healthcare professionals (such activities generally referred to as the “corporate practice of medicine”). Corporate practice of medicine regulations and other similar laws may also prevent fee-splitting, or the sharing of professional service income with non-professional or business interests. Overseeing a care coordination or care management team could be alleged in some cases to involve treatment or diagnosis of patients which requires a clinic license or other state license or permission. Any determination that we are acting in the capacity of a healthcare provider and acting improperly as a healthcare provider, exercising undue influence or control over a healthcare provider or impermissibly sharing fees with a healthcare provider, may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.

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

Interoperability Standards. The Office of National Coordinator for Health Information Technology (ONC) is charged under the 21st Century Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the United States. ONC has developed the U.S. Common Data Set for Interoperability which may lay the groundwork for future data exchange requirements for trusted exchange. ONC continues to modify and refine these standards. We may incur increased software development and administrative expense and delays in delivering technology and services if we need to update our services to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our services. If our services are not compliant with these evolving standards, our market position and sales could be impaired, and we may have to invest significantly in changes to our technology and services.

The 21st Century Cures Act includes provisions related to data interoperability, information blocking, and patient access. CMS and the ONC recently issued final rules related to these provisions, which include, among other things, requirements surrounding information blocking, changes to ONC's Health IT Certification Program, and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory APIs that connect to provider EHRs. Any failure to adequately comply with these rules may adversely impact our business and our ability to compete.

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

U.S. Food and Drug Administration (FDA)

The FDA regulates medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state, and local authorities. The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices.

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

FDA premarket clearance and approval requirements - Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application (PMA). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents.

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
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced, and provides adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
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
•correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
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
Manufacturers of medical device products marketed in the United States are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Device manufacturers are also subject to periodic scheduled or unscheduled inspections by the FDA. The FDA has broad regulatory compliance and enforcement powers.

If the FDA determines that we failed to comply with applicable regulatory requirements, including a determination that our software products require prior FDA clearance or approval to be legally marketed in the United States, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions: warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; recalls, withdrawals, or administrative detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) clearances or PMA approvals that have already been granted; refusal to grant export or import approvals for our products; or criminal prosecution.

Foreign regulations
Our subsidiaries in the United Kingdom, India, Singapore, the United Arab Emirates, and Australia are subject to additional regulations by the Governments of the United Kingdom, India, Singapore, the United Arab Emirates, and Australia, respectively, as well as their respective subdivisions. These include federal and local corporation requirements, restrictions on exchange of funds, employment-related laws, and qualification for tax status.
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
Export controls. Economic and trade sanctions programs that are administered by OFAC prohibit or restrict transactions to or from, and dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, and other sanctioned persons, including narcotics traffickers and terrorists or terrorist organizations. Further, federal regulations impose authorization, reporting, and/or licensing requirements prior to the export of certain software that incorporates encryption technology. These requirements may apply to our Solution to the extent that our software with encryption functionality is implemented abroad or is hosted on servers in a foreign country to provide services to clients outside the United States. In addition, various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our clients’ ability to import our technology into those countries.
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

Human Capital Management
At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is the #1 priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our clients to measurably improve. As clients realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential clients. Client renewal, expansion, and referral produce growing, scalable, and predictable financial performance.

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

As of December 31, 2022, we had more than 1,200 team members, almost all of whom are located in the United States. We have not experienced any work stoppages, and we consider our team member relations to be good. We encourage you to review the Environmental, Social and Governance scorecard found on our website at https://ir.healthcatalyst.com/esg/overview (ESG Website) for more detailed information regarding our human capital programs and initiatives. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Compensation, benefits, and wellness

In addition to market-competitive base pay, short-term bonus incentives, and long-term equity incentives, we provide comprehensive team member benefits and a variety of other health and wellness resources. We are committed to fair compensation and opportunity in our workplace.

Pay equity

We are committed to ensuring our team members receive equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, business unit, and company performance, among others. We regularly review our compensation practices and analyze the equity of compensation decisions. We institute measures, such as communications and trainings, to recognize, interrupt, and prevent bias in hiring, performance management, and compensation decisions and we provide resources to further develop managers and leaders to help them make equitable decisions about pay.

Diversity and inclusion

We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. We continue to formalize and invest in our diversity and inclusion initiatives as further described on the ESG website listed above. These diversity and inclusion efforts – spearheaded by our Chief Diversity & Inclusion Officer and our six affinity groups in partnership with hundreds of our team members – focus on diversity and inclusion in our workforce, in our workplace and in healthcare. We continue to focus upon inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process, including expanding our internship program to include remote workplace options, and attendance diversity conferences and job fairs. Our Shades affinity group for team members of color contributes to the marketing and design of our AI driven Health Equity Assessment and Guidance Solution to overcome disparities in care in the healthcare ecosystem. Over the past year, we continued our diversity training for our team members, including through our Diversity Dialogue Series, which included outside speakers.

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

Flexible work environment

We help our team members succeed by providing flexibility in where and how they work. For many years, we have enabled team members to have flexible work arrangements, including a large percentage of remote team members. We believe these arrangements can increase team member’s ownership, satisfaction and productivity, as well as enable us to hire from a broader, more diverse pool of talent. In response to the COVID-19 pandemic, we allowed all team members to be remote to protect the health, safety, and wellness of our team members. We continue to support our workforce with the technology and infrastructure necessary to work from a remote location, including a work equipment and utilities reimbursement program to help our team member improve their dynamic workspaces.
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
Our investors and others should note that we announce material information to the public about our company, products and services, and other matters related to our company through a variety of means, including our website (https://www.healthcatalyst.com/), our investor relations website (https://ir.healthcatalyst.com/), press releases, SEC filings, public conference calls, and social media, including our and our CEO's social media accounts, in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD.
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

The market for healthcare solutions is intensely competitive. We compete across various segments within the healthcare market, including with respect to data analytics and technology platforms, healthcare consulting, care management and coordination, population health management, and health information exchange. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product introductions, and changes in client requirements. If we are unable to keep pace with the evolving needs of our clients and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our Solution may be reduced and our business and results of operations will be adversely affected.
We face competition from industry-agnostic analytics companies, electronic health record (EHR) companies, such as Epic Systems and Cerner, point solution vendors, and healthcare organizations that perform their own analytics. These competitors include large, well-financed, and technologically sophisticated entities. Some of our current large competitors, such as Optum Analytics and IBM, have greater name recognition, longer operating histories, significantly greater resources than we do, and/or more established distribution networks and relationships with healthcare providers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products or services to increase the availability of their products or services to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our Solution. Accordingly, new competitors may emerge that have greater market share, larger client bases, greater breadth and volume of data, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.
Further, in light of these advantages, even if our Solution is more effective than the product or service offerings of our competitors, current or potential clients might select competitive products and services in lieu of purchasing our Solution. We face competition from niche vendors, who offer stand-alone products and services, and from existing enterprise vendors, including those currently focused on software products, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our Solution, but offer ease of integration with existing systems and that leverage existing vendor relationships. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. Our patient engagement, population health, and care coordination services face competition from a wide variety of market participants. For example, certain health systems have developed their own population health and care coordination systems. If we fail to distinguish our offerings from the other options available to healthcare providers, the demand for and market share of those offerings may decrease.
Changes in the healthcare industry could affect the demand for our Solution, cause our existing contracts to be terminated, and negatively impact the process of negotiating future contracts.
As the healthcare industry evolves, changes in our client and vendor bases may reduce the demand for our Solution, result in the termination of existing contracts or certain services provided under existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the increasing market share of EHR companies in data analytic services at hospital systems may cause our existing clients to terminate contracts with us in order to engage EHR companies to provide these services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenue may decrease.

General reductions in expenditures by healthcare organizations, or reductions in such expenditures within market segments that we serve, could have similar impacts with regard to our Solution. Such reductions may result from, among other things, reduced governmental funding for healthcare; a decrease in the number of, or the market exclusivity available to, new drugs coming to market; or adverse changes in business or economic conditions affecting healthcare payors or providers, the pharmaceutical industry, or other healthcare companies that purchase our services (e.g., changes in the design of health plans). In addition, changes in government regulation of the healthcare industry could potentially negatively impact our existing and future contracts. Any of these changes could reduce the purchase of our Solution by such clients, reducing our revenue and possibly requiring us to materially revise our offerings. In addition, our clients’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our Solution.

The lingering effects of the global coronavirus (COVID-19) pandemic and macroeconomic challenges, including the high inflationary environment and rising interest rates, could harm our business, results of operations, and financial condition.

The lingering effects of the COVID-19 pandemic, recent macroeconomic challenges (including high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential clients and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new DOS Subscription Client, which we estimate to typically be approximately one year, could lengthen, as we have experienced in 2022, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the ongoing effects of the COVID-19 pandemic, any new public health crisis, the high inflationary environment, rising interest rates, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of public health crises (including the COVID-19 pandemic), and macroeconomic challenges (including the high inflationary environment and rising interest rates), and their effects on our business, results of operations, or financial condition at this time.

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

If we fail to provide effective professional services and high-quality client support, our business and reputation would suffer.

Our professional services and high-quality, ongoing client support are important to the successful marketing and sale of our products and services and for the renewal of existing client agreements. Providing these services and support requires that our professional services and support personnel have healthcare, technical, and other knowledge and expertise, making it difficult for us to hire qualified personnel and scale our professional services and support operations.

The demand on our client support organization will increase as we expand our business and pursue new clients, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our clients quickly resolve any post-implementation issues and provide effective ongoing client support, our ability to sell additional products and services to existing and future clients could suffer and our reputation would be harmed.

Our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.

Our sales process entails planning discussions with prospective clients, analyzing their existing solutions, and identifying how these potential clients can use and benefit from our Solution. The sales cycle for a new DOS Subscription Client, from the time of prospect qualification to the completion of the first sale, we estimate to be approximately one year and in some cases has exceeded two years. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will result in the sale of our Solution.

In addition, our sales cycle and timing of sales can vary substantially from client to client because of various factors, including the discretionary nature of potential clients’ purchasing and budget decisions, the announcement or planned introduction of new analytics applications or services by us or our competitors, and the purchasing approval processes of potential clients. If our sales cycle lengthens, as we experienced in 2022, or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.

Our Solution may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and results of operations.

Proprietary software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our applications from operating properly.

If our systems do not function reliably or fail to meet user or client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us, and users of our software could choose to cease their use of our Solution. This could damage our reputation and impair our ability to attract or retain clients.

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

Clients rely on our Solution to collect, manage, and report clinical, financial, and operational data, and to provide timely and accurate information regarding medical treatment and care delivery patterns. They may have a greater sensitivity to service errors and security vulnerabilities than clients of software products in general. Clinicians may also refer to our predictive models for care delivery prioritization, and to inform treatment protocols. Limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content which we may include in our subscription and services agreements may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. In most cases, we maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage or that this coverage may not continue to be available on acceptable terms or in sufficient amounts.

In light of this, defects, vulnerabilities, and errors and any failure by us to identify and address them could result in loss of revenue or market share; liability to clients, clinicians, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to our reputation; and increased service and maintenance costs. Defects, vulnerabilities, or errors in our software and service processes might discourage existing or potential clients from purchasing services from us. Correction of defects, vulnerabilities, or errors could prove to be impossible or impractical. The costs incurred in correcting any defects, vulnerabilities, or errors or in responding to resulting claims or liability may be substantial and could adversely affect our results of operations.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and to our ability to attract new clients. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed.

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients, or any adverse publicity surrounding one of our investors or clients, could make it substantially more difficult for us to attract new clients. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with clients, which would harm our business, results of operations, and financial condition.

If we do not continue to innovate and provide services that are useful to clients and users, we may not remain competitive, and our revenue and results of operations could suffer.

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving, including towards a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market, including adapting to the ways our clients or users access and use our Solution. Although we have built several new software analytics applications in the last few years, we may not be able to sustain this rate of innovation and/or the new software analytics applications may not meet the evolving needs of our clients. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and applications, and introduce new high-quality services and applications that clients will want, while offering our Solution at competitive prices. If we are unable to predict user preferences or industry changes, or if we are unable to maintain and improve our Solution on a timely or cost-effective basis, we may lose clients and users. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our Solution. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.

Our business could be adversely affected if our clients are not satisfied with our Solution.

We depend on client satisfaction to succeed with respect to our Solution. Our sales organization is dependent on the quality of our offerings, our business reputation, and the strong recommendations from existing clients. If our Solution does not function reliably or fails to meet client expectations in terms of performance and availability, clients could assert claims against us, terminate their contracts with us or publish negative feedback. This could damage our reputation and impair our ability to attract or retain clients. Furthermore, we provide professional services to clients to support their use of our Solution and to achieve measurable clinical, financial, and operational improvements.

Any failure to maintain high-quality professional services, or a market perception that we do not maintain high-quality professional services, could harm our reputation, adversely affect our ability to sell our Solution to existing and prospective clients, and harm our business, results of operations, and financial condition.

If our existing clients do not continue or renew their contracts with us, renew at lower fee levels, or decline to purchase additional technology and services from us, it could have a material adverse effect on our business, financial condition, and results of operations.

We expect to derive a significant portion of our revenue from the renewal of existing client contracts and sales of additional technology and services to existing clients. As part of our growth strategy, for instance, we have recently focused on expanding our Solution among current clients. As a result, selling additional technology and services is critical to our future business, revenue growth, and results of operations.

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

•the business environment of our clients and, in particular, our clients' financial performance and headcount reductions by our clients; and

•the impact of macroeconomic challenges, including the impact of the high inflationary environment and high interest rates, and the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic, upon our clients.

We generally enter into subscription contracts with our clients for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our clients have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many clients, these contracts may be terminated by the client before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our clients, subject to providing us with prior notice. Certain of our contracts may be terminated by the client immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the client if we lose applicable third-party licenses, go bankrupt, or lose our liability insurance. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations. We expect that future contracts will contain similar provisions.

In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations also depend, in part, on our ability to upgrade and enhance our Solution. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new technology and services from us, our revenue may decline or our future revenue growth may be constrained.

Our results of operations have in the past fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.

Our results of operations are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the factors that could cause our financial performance and results of operations to fluctuate from quarter to quarter include:

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

•clients reducing or eliminating their spend with us in response to macroeconomic factors or otherwise;

•the financial condition of our current and future clients;

•changes in client budgets and procurement policies;

•changes in regulations or marketing strategies;

•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, and public health crises, such as the COVID-19 pandemic, on our clients, partners, and business;

•the amount and timing of our investment in research and development activities;

•the amount and timing of our investment in sales and marketing activities;

•technical difficulties or interruptions to our Solution, including related to updates to our technology or technology migrations;

•our ability to hire and retain qualified personnel;

•changes in the regulatory environment related to healthcare;

•regulatory compliance costs;

•the timing, size, and integration success of potential future acquisitions;

•unforeseen legal expenses, including litigation and settlement costs; and

•buying patterns of our clients and the related seasonality impacts on our business.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our results of operations to vary widely. For example, we have experienced, and expect that we will continue to experience, seasonality in the number of new clients that subscribe to our Solution; specifically, new clients - DOS Subscription Clients in particular - tend to subscribe to our Solution at higher rates in the second and fourth quarters of the year. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict our future results. As such, we believe that quarter-to-quarter comparisons of our revenue and results of operations may not be meaningful and should not be relied upon as an indication of future performance.

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

Our pricing may change over time and our ability to efficiently price our Solution will affect our results of operations and our ability to attract or retain clients.

In the past, we have adjusted our prices as a result of offering new applications and services and client demand. For example, in the fourth quarter of 2018, we began to introduce new pricing for our Solution to new clients and, in 2015, we introduced our subscription model, in each case, the full effect of which we expected would be realized in future years. While we determine our prices based on prior experience, feedback from clients, and other factors and information, our assessments may not be accurate and we could be underpricing or overpricing our Solution, which may require us to continue to adjust our pricing model.

Furthermore, as our applications and services change, then we may need to, or choose to, revise our pricing as our prior experience in those areas will be limited. Such changes to our pricing model or our inability to efficiently price our Solution could harm our business, results of operations, and financial condition and impact our ability to predict our future performance.

If our Solution fails to provide accurate and timely information, or if our content or any other element of our Solution is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians, patients, or others, which could adversely affect our results of operations.

Our Solution may be used by clients to support clinical decision-making by providers and interpret information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If our Solution is associated with faulty clinical decisions or treatment, then clients or their patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our Solution to decline.

Our analytics services may be used by our clients to inform clinical decision-making, provide access to patient medical histories, and assist in creating patient treatment plans. Therefore, if data analyses are presented incorrectly in our Solution or they are incomplete, or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability, medical malpractice liability, and other claims against us by clients, clinicians, patients, or others. We often have little control over data accuracy, yet a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information.

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

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our Solution. We attempt to limit by contract our liability for damages, have our clients assume responsibility for clinical treatment, diagnoses, medical oversight, and dosing decisions, and require that our clients assume responsibility for medical care and approve key algorithms, clinical guidelines, clinical protocols, content, and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages. Furthermore, general liability and errors and omissions insurance coverage and medical malpractice liability coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our business or reputation.

We derive a significant portion of our revenue from our largest clients. The loss, termination, or renegotiation of any contract could negatively impact our results.

Historically, we have relied on a limited number of clients for a significant portion of our total revenue and accounts receivable. Our three largest clients during 2022 comprised 4.1%, 3.7%, and 3.4% of our revenue, or 11.2% in the aggregate. Our three largest clients during 2021 comprised 4.5%, 4.2%, and 3.5% of our revenue, or 12.2% in the aggregate. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients in respect of our Solution and the terms of our client agreements, including our fees.

As our clients’ businesses respond to market dynamics and financial pressures, and as our clients make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our clients will, from time to time, seek to restructure their agreements with us. In the ordinary course, we renegotiate the terms of our agreements with our clients in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original client contracts and consequently could negatively impact our revenue, business, and prospects.

Because we rely on a limited number of clients for a significant portion of our revenue, we depend on the creditworthiness of these clients. Our clients are subject to a number of risks including reductions in payment rates from governmental payors, higher than expected healthcare costs, and lack of predictability of financial results when entering new lines of business. If the financial condition of our clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, our bad debt reserves and net income.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our clients, or stockholders. Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and results of operations. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and resulting in a reduction in the trading price of our stock.

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

We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. During 2020 we acquired Able Health, Healthfinch, and Vitalware, during 2021 we acquired Twistle, and during 2022 we acquired KPI Ninja and ARMUS. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.

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

•difficulty converting the clients of the acquired business onto our DOS platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired business;

•diversion of management’s attention from other business concerns;

•adverse effects on our existing business relationships with business partners and clients as a result of the acquisition;

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

Also, the anticipated benefit of any acquisition may not materialize or may be prohibited by contractual obligations we may enter into in the future with lenders or other third parties. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing, or size of future acquisitions, or the effect that any such transactions might have on our results of operations.

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

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church, which has already occurred with one of the two co-founders of our company, Steven Barlow, and our Chief Operating Officer, Paul Horstmeier. In connection with this call to serve, Mr. Barlow took a leave-of-absence from his company responsibilities in March 2017 and returned from his leave of absence in August 2020, and Mr. Horstmeier will step down from his role of Chief Operating Officer in March 2023. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork, and passion for providing high levels of client satisfaction. As we continue to grow, we must effectively integrate, develop, and motivate a growing number of new employees. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members or fail to effectively manage organizational changes, it could harm our culture, business, financial condition and results of operations. We must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which may include offshore and near shore, which will place additional demands on our resources and operations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. At times, this will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. If we do not achieve the benefits anticipated from these investments or organizational changes, or if the realization of these benefits is delayed, our results of operations may be adversely affected. If we fail to provide effective client training on our Solution and high-quality client support, our business and reputation could suffer.

Failure to effectively manage our growth or organizational changes could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce client or user satisfaction; limit our ability to respond to competitive pressures; and result in loss of team members and reduced productivity of remaining team members. Our growth or organizational changes could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth or organizational changes, our expenses may increase more than expected, cost savings may not be realized, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy, and may adversely affect our business, financial condition and results of operations.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth.

We have experienced significant growth in the last five years. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, and to develop new solutions. Our future growth may also be driven by expansion into adjacent markets and/or international expansion. We can provide no assurances that we will be successful in executing on these growth strategies or that we will continue to grow our revenue or to generate net income. Our historical results may not be indicative of future performance. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our Solution relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our Solution than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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

Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our clients. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients.

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

Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be restricted or prohibited by state, federal, or international privacy or data protection laws, or other related privacy and data protection laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent the use of such data, including our ability to provide such data to third parties that are incorporated into our service offerings. Furthermore, this may cause us to breach obligations to third parties to whom we may provide such data, such as third-party service or technology providers that are incorporated into our service offerings. In addition, this could interfere with or prevent data sourcing, data analyses, or limit other data-driven activities that benefit us. Moreover, we may be subject to claims, civil and/or criminal liability or government or state attorneys general investigations for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims, liabilities or government or state attorneys general investigations could subject us to unexpected costs and adversely affect our financial condition and results of operations.

Our business and operations may suffer in the event of information technology system failures, cyberattacks, or deficiencies in our cybersecurity.

Our Solution involves the storage and transmission of our clients’ proprietary information, including personal or identifying information regarding patients and their protected health information (PHI). Despite the implementation of security measures, our information technology systems and those of our clients, contractors, consultants, and collaborators are vulnerable to attack, damage and interruption from cyberattacks, “phishing” attacks, computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise.

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Further, political and international uncertainty, competition and disputes, including the war involving Russia and Ukraine, could create tension that results in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability such as government or state Attorney General investigations.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could adversely affect our ability to attract new clients, cause existing clients to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our results of operations. Our general liability insurance may not be adequate to cover all potential claims to which we are exposed and may not be adequate to indemnify us for liability that may be imposed or the losses associated with such events, and in any case, such insurance may not cover all of the specific costs, expenses, and losses we could incur in responding to and remediating a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our Solution.

We rely on third-party providers, including Microsoft Azure, for computing infrastructure, network connectivity, and other technology-related services needed to deliver our Solution. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our Solution is generally hosted from and use computing infrastructure provided by third parties, including Microsoft Azure and other computing infrastructure service providers. We have migrated and expect to continue to migrate a significant portion of our DOS and analytics application computing infrastructure needs to Microsoft Azure. We have made and expect to continue to make substantial investments in transitioning DOS clients from our own managed data center to Microsoft Azure and the migration of clients to the next iteration of our DOS platform. We anticipate that this transition will increase the cost of hosting our technology and negatively impact our technology gross margin. Such migrations are risky and may cause disruptions to our Solution, service outages, downtime, or other problems and may increase our costs. Despite precautions taken during such transitions, any unsuccessful transition of technology may impair clients’ use of our technology which may cause greater costs or downtime and which may lead to, among other things, client dissatisfaction and non-renewals.

Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our computing infrastructure service providers, including those operated by Microsoft, could adversely affect the experience of our clients. Microsoft Azure and other infrastructure vendors have had and may in the future experience significant service outages. Additionally, if our computing infrastructure service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause our third-party hosted systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to service level credits that correspond with those we offer to our clients.

Any changes in third-party service levels at our computing infrastructure service providers, or any related disruptions or performance problems with our Solution, could adversely affect our reputation and may damage our clients’ data, information and/or stored files, result in lengthy interruptions in our services, or result in potential losses of client data. Interruptions in our services might reduce our revenue, cause us to issue refunds to clients for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, allow our clients to terminate their contracts with us, or adversely affect our renewal rates.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing our Solution to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our clients, and negatively impact our relationships with users or clients, adversely affecting our brand and our business.

In addition to the services we provide from our offices, we serve our clients primarily from third-party data-hosting facilities. These facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct.

Their systems and servers could also be subject to hacking, spamming, ransomware, computer viruses or other malicious software, denial of service attacks, service disruptions, including the inability to process certain transactions, phishing attacks, and unauthorized access attempts, including third parties gaining access to users’ accounts using stolen or inferred credentials or other means, and may use such access to prevent use of users’ accounts. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at two or more of the facilities could result in lengthy interruptions in our services. Even with our disaster recovery arrangements, our Solution could be interrupted.

Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable mobile device, telephone, facsimile, and pager systems, all at a predictable and reasonable cost. We have experienced and expect that we will experience interruptions and delays in services and availability of our Solution from time to time.

We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment or service providers, to provide our Solution. We do not maintain redundant systems or facilities for portions of our Solution. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or clients. To operate without interruption, both we and our service providers must guard against:

•damage from fire, power loss, and other natural disasters;

•communications failures;

•software and hardware errors, failures, and crashes;

•security breaches, computer viruses, ransomware, and similar disruptive problems; and

•other potential interruptions.

Any disruption in the network access, telecommunications, or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle the current or higher volume of use could significantly harm our ability to deliver our Solution and our business. We exercise limited control over these third-party vendors, which increases our vulnerability to problems with the services they provide.

Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and clients, adversely affect our brands and business, and expose us to third-party liabilities. The insurance coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

We typically provide service level commitments under our client contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our results of operations.

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

Our software applications might incorporate or interact with certain third-party software and software components (other than open-source software), such as data visualization software, obtained under licenses from other companies. We pay these third parties a license fee or royalty payment. We anticipate that we will continue to use such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently make available, this may not always be the case, or it may be difficult or costly to replace. Furthermore, these third parties may increase the price for licensing their software, which could negatively impact our results of operations. Our use of additional or alternative third-party software could require clients to enter into license agreements with third parties. In addition, if the third-party software we make available has errors or otherwise malfunctions, or if the third-party terminates its agreement with us, the functionality of our Solution may be negatively impacted and our business may suffer.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2022, we had filed applications for a number of patents, and we have thirteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, as well as one patent application pending in the United States and one provisional patent issued in the United States. We also had twenty-nine registered trademarks in the United States, Singapore, United Arab Emirates, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, clients, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

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

An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business.

We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities (NPEs), may own or claim to own intellectual property relating to our Solution. From time to time, third parties have claimed or may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in some cases, very broad patents are granted that may be interpreted as covering a wide field of healthcare data storage and analytics solutions or machine learning and predictive modeling methods in healthcare. As competition in our market grows, the possibility of patent infringement, trademark infringement, and other intellectual property claims against us increases. In the future, we expect others to claim that our Solution and underlying technology infringe or violate their intellectual property rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, or settlement fees, prevent us from offering our Solution or using certain technologies, require us to re-engineer all or a portion of our DOS platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Risks Related to Governmental Regulation
Risks Related to Healthcare and Data Privacy and Security Regulation
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
•Health information privacy and security laws. There are numerous federal and state laws and regulations that govern the privacy and security of health information. In particular, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of PHI, as defined under HIPAA. By processing and maintaining PHI on behalf of our covered entity clients, we are a HIPAA business associate and are required to enter into business associate agreements (BAAs) with our covered entity clients to safeguard PHI, as well as BAAs with our subcontractors that access or otherwise process PHI on our behalf.
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
While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners.
Some of our analytics applications, including, for example, one of our benchmarking applications, require that we obtain permissions consistent with HIPAA to provide “data aggregation services” and the right to create de-identified information and to use and disclose such de-identified information. We may require large sets of de-identified information to enable us to continue to develop machine learning algorithms that enhance our Solution. If we are unable to secure these rights in client BAAs or as a result of any future changes to HIPAA or other applicable laws, we may face limitations on the use of PHI and our ability to use de-identified information that could negatively affect the scope of our Solution as well as impair our ability to provide upgrades and enhancements to our Solution.
We outsource important aspects of the storage and transmission of client information and PHI, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client information to sign BAAs contractually requiring those subcontractors to adequately safeguard PHI in a similar manner that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third‑party security examinations as well as to protect the confidentiality of other sensitive client information. In addition, we periodically hire third‑party security experts to assess and test our security measures. However, we cannot be assured that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of our clients' confidential and proprietary information and PHI.
•Consumer protection laws. The Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
•State data protection laws. Certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners. For example, California adopted the CCPA, which went into effect on January 1, 2020.

The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.

•GDPR and foreign data privacy protection laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in Europe, the GDPR went into effect on May 25, 2018. The GDPR imposes data protection requirements for processing the personal data of individuals within the European Economic Area (EEA) relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. Data protection authorities of the different EEA member states may also interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

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

Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our Solution, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue. Any failure or perceived failure by us to comply with international, federal or state laws or regulations, industry standards, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our Solution.

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

The federal Anti-Kickback Statute prohibits, among other things, the offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable healthcare items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws prohibit bribery and similar behavior. We do not believe we directly order or provide healthcare services that are reimbursable by Medicare, Medicaid or other third-party payors or submit claims or receive reimbursement from any such payor. However, nonetheless, in addition to direct enforcement action against us, if our advisory services or our Solution offered to clients are associated with action by clients that is determined or alleged to be in violation of these laws and regulations, it is possible that an enforcement agency would also try to hold us liable and, as a result of such attempt to hold us liable, our results of operations and financial condition may be negatively impacted, even if we are ultimately found not liable.

There are also numerous federal and state laws that prohibit the submission of false information, or the failure to disclose information, in connection with submission and payment of claims for healthcare items and services by healthcare providers. For example, the federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. The government has prosecuted revenue cycle management service providers for causing the submission of false or fraudulent claims in violation of the False Claims Act. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

HIPAA also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Any determination by a court or regulatory agency that we or any of our clients, vendors, or partners have violated these laws could subject us to significant civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving clients doing business with government payors, and have an adverse effect on our business.

Our clients’ failure to comply with these laws and regulations in connection with our services could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our Solution, and force us to expend significant capital, research and development, and other resources to address the failure. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity, distract management attention from our business, require a costly response from us, and negatively impact the price of our common stock.

If our arrangements with clinicians and other healthcare professionals are found to constitute the improper rendering of professional medical services or fee splitting under applicable state laws, our business, financial condition, and our ability to operate in those states could be adversely impacted.
We employ and contract with physicians and other licensed healthcare professionals who assist our clients with the clients’ care coordination, care management, population health management, and patient safety activities. Although we do not intend to provide medical care, treatment, or advice, our relationships with such healthcare professionals may implicate certain state laws in the United States in which we operate that generally prohibit non-professional entities from providing licensed medical services, exercising control over licensed physicians or other licensed healthcare professionals, or engaging in certain practices such as fee-splitting with such licensed professionals. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general, and other parties may assert that we are engaged in the provision of professional medical services, and/or that our arrangements with our affiliated physicians and other licensed healthcare professionals constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we may be required to restructure or terminate some portions of our business, which may in turn require us to refund portions of our services fees, which would have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity, distraction of management attention from our business, a costly response from us, and a substantial negative impact upon the price of our common stock.

The FDA may modify its enforcement policies with respect to medical software products, and our products may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.
The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state, and local authorities.
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
If the FDA determines that any of our current or future analytics applications are regulated as medical devices and not otherwise subject to enforcement discretion, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. If this occurs, we may be required to cease marketing or to recall our product until we obtain the requisite clearances or approvals, which would entail significant cost and could harm our reputation, business, financial condition, and results of operations.
Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or comparable state or foreign regulatory authorities, including: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, recalls, termination of distribution, administrative detentions, seizure of our products, operating restrictions, partial suspension or total shutdown of production, delays in or refusal to grant clearances or approvals, prohibitions on sales of our products, and criminal prosecution. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition, and results of operations.

The healthcare regulatory and political framework is uncertain and evolving.
Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations could create unexpected liabilities for us, cause us to incur additional costs, and/or restrict our operations. Reforming the healthcare industry has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes and policy goals. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations. By way of example, in March 2010, the Affordable Care Act (ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted our industry and, to some degree, our business. Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. We anticipate that new cost containment measures or other healthcare reforms will continue to be implemented at both the federal and state level, any of which could harm our business, financial condition, and results of operations.

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

•Foreign Corrupt Practices Act (FCPA) and foreign anti-bribery laws. The FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide anything of value, directly or indirectly, to any foreign official, any foreign political party or party official, or candidate for foreign political office to obtain or retain business. Violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. In addition, the Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010. If our employees, contractors, vendors, or partners fail to comply with the FCPA and/or foreign anti-bribery laws, we may be subject to penalties or sanctions, and our ability to develop new prospects and retain existing clients could be adversely affected.

•Economic sanctions and export controls. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from, and dealings with specified countries and territories, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, and other sanctioned persons, including narcotics traffickers and terrorists or terrorist organizations. As federal, state, and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our costs to comply with these requirements will increase as well. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our services, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. Further, our Solution incorporates encryption technology. This encryption technology may be exported from the United States only with the required export authorizations, including by a license, a license exception, or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. Various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our clients’ ability to import our Solution into those countries. Governmental regulation of encryption technology and of exports and imports of encryption products, or our failure to obtain required approval for our Solution, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the provision of our Solution, including with respect to new applications, may delay the introduction of our Solution in various markets or, in some cases, prevent the provision of our Solution to some countries altogether.

•Regulatory certification. We must obtain certification from governmental agencies, such as the Agency for Healthcare Research and Quality (AHRQ) to sell certain of our analytics applications and services in the United States. We cannot be certain that our Solution will continue to meet these standards. The failure to comply with these certification requirements could result in the loss of certification, which could restrict our Solution offerings and cause us to lose clients.

Risks Related to Internet Regulation

Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications, and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations, or interpretations could require us to modify our Solution in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our clients’ use of our Solution, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses or our clients’ use of our Solution could be adversely affected, either of which could harm our business and results of operations.

These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. In addition, as the Internet continues to experience growth in the numbers of users, frequency of use, and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our Solution specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our Solution could decline, and our results of operations and financial condition could be harmed.

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
As of December 31, 2022, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $591.6 million and $462.9 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act contains, among other things, significant changes to corporate taxation, including (i) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses) (increased to 50% by the CARES Act for taxable years beginning in 2019 and 2020), (iii) a limitation of the deduction for NOLs in taxable years beginning after December 31, 2020 to 80% of current year taxable income in respect of NOLs generated during or after 2018 and elimination of net operating loss carrybacks for NOLs arising in tax years ending after December 31, 2020, (iv) a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) a modification or repeal of many business deductions and credits. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act (as modified by the CARES Act) limits a taxpayer’s ability to utilize federal NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback of federal NOLs arising in tax years ending after December 31, 2020 is generally prohibited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. Beginning in 2022, the Tax Act eliminated the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such domestic and foreign expenditures over five or fifteen years, respectively, pursuant to Section 174 of the Internal Revenue Code. We will continue to examine the impact the Tax Act and CARES Act may have on our results of operations and financial condition.

Risks Related to Our Outstanding Convertible Notes

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity, or repurchase the Notes as required.

On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes are governed by an indenture (Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.
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

These risks and difficulties include our ability to cost-effectively acquire new clients and retain existing clients, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our clients and deploy new features and solutions, and successfully compete with other companies that are currently in, or may enter, the healthcare solution space. Additional risks include our ability to effectively manage growth, achieve synergies, responsibly use the data that clients share with us, process, store, protect, and use personal data, including PHI, in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our Solution. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be adversely affected.

We have experienced significant net losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in the past, including net losses of $137.4 million and $153.2 million in the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $999.0 million as of December 31, 2022. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with clients, develop our Solution, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as macroeconomic challenges, including the high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
•lawsuits or investigations threatened or filed against us;
•recruitment or departure of key personnel; and
•other events or factors, including those resulting from macroeconomic challenges (including inflation and high interest rate environments), war, incidents of terrorism, public health crises, or responses to these events.
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

On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $31.6 million available to purchase under the Share Repurchase Plan as of December 31, 2022. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.

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
The principal purposes of our IPO were to increase our capitalization and financial flexibility, create a public market for our stock and thereby enable access to the public equity markets by our employees and stockholders, obtain additional capital, and strengthen our position in the healthcare data analytics applications and services market. We used a portion of the Note Offering proceeds to pay the cost of the Capped Call transactions and to prepay in full all outstanding indebtedness under our credit agreement with OrbiMed. We cannot specify with certainty our plans for the use of the net proceeds we received from these offerings. However, we intend to use the net proceeds we received from our IPO, the Note Offering, and our Secondary Public Equity Offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds from these offerings for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. Our management has broad discretion over the specific use of the net proceeds we received in these offerings and might not be able to obtain a significant return, if any, on investment of these net proceeds. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO, the Note Offering, and our Secondary Public Equity Offering effectively, our business, results of operations, and financial condition could be harmed.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders.
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

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.
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

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our Solution and negatively impact our results of operations.

General worldwide economic conditions have experienced significant downturns during the last ten or more years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, increased costs, and/or other negative financial impacts, each of which could impair their ability to make timely payments to us, reduce client expansion and new client acquisition, increase client churn, and adversely affect our revenue.

If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

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

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social, and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in South Jordan, Utah where we lease facilities totaling approximately 118,207 square feet under a lease agreement that expires on December 31, 2031, of which 54,419 square feet is currently subleased. We use this facility for administration, sales and marketing, technology and development, and professional services. We also lease offices elsewhere in the United States for sales, professional services, and other personnel, including offices in Minneapolis, Minnesota, Foster City, California, and Dallas, Texas.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than the matter described in Note 16, "Contingencies" to the Consolidated Financial Statements in Item 8, we are not presently party to any other legal proceedings that in the opinion of management, if determined to adversely affect us, may individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
For information regarding legal proceedings in which we are involved, refer to Note 16, "Contingencies" to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for our common stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “HCAT” on July 25, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of record
As of December 31, 2022, there were 147 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend policy
We do not intend to pay cash dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

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
The graph set forth below compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and Nasdaq Healthcare Index between July 25, 2019 (the date our common stock commenced trading) through December 31, 2022. All values assume a $100 initial investment at market close on July 25, 2019. The initial public offering price of our common stock, which had a closing stock price of $39.17 on July 25, 2019, was $26.00 per share. Data for the S&P 500 and Nasdaq Healthcare indices assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	Jul 25, 2019(1)	Dec 31, 2019	Jun 30, 2020	Dec 31, 2020	Jun 30, 2021	Dec 31, 2021	Jun 30, 2022	Dec 31, 2022
Health Catalyst, Inc.	100	89	74	111	142	101	37	27
S&P 500	100	108	103	125	143	159	126	128
Nasdaq Healthcare	100	114	128	149	160	143	103	114
__________________
(1)Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K filed on March 1, 2022.
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises our cloud-based data platforms, software analytics applications, and professional services expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data informed.
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
Highlights from the years ended December 31, 2022, 2021, and 2020 include:
•For the years ended December 31, 2022, 2021, and 2020, our total revenue was $276.2 million, $241.9 million, and $188.8 million, respectively. The growth in revenue was primarily due to revenue from new clients, including clients of our recent acquired entities, and existing clients paying higher technology access fees from contractual, annual escalators.
•For the years ended December 31, 2022, 2021, and 2020, we incurred net losses of $137.4 million, $153.2 million, and $115.0 million, respectively.
•For the years ended December 31, 2022, 2021, and 2020, our Adjusted EBITDA was $(2.5) million, $(11.2) million, and $(21.3) million, respectively.
See “Reconciliation of Non-GAAP Financial Measures” below for more information about this financial measure, including the limitations of such measure and a reconciliation to the most directly comparable measure calculated in accordance with GAAP. See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

Challenging Macroeconomic Environment
Recent macroeconomic challenges (including high levels of inflation and high interest rates), the tight labor market, and the lingering effects of the COVID-19 pandemic continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain, and will likely continue to do so in the near term.
The health system end market, in particular, is experiencing meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We anticipate this dynamic to persist for at least the next few quarters. Though we continue to have a robust pipeline, particularly in those parts of our Solution that offer near-term, measurable cost savings, many healthcare organizations have delayed near-term purchasing decisions and reduced their costs as they reevaluate budgets in response to their financial situations. This dynamic elongated our sales cycle, negatively impacted our bookings achievement, resulted in some clients reducing their contracted fees for certain elements of our Solution, and led to lower than anticipated Dollar-Based Retention achievement in 2022. Although we have seen a decline in our sales pipeline with respect to parts of our Solution that do not offer a near-term, measurable return on investment (ROI), such as our clinically-focused technology offerings and our more traditional professional services consulting, we believe demand for other parts of our Solution that enable health systems to achieve near-term financial improvements will continue to grow, including demand for Tech-enabled Managed Services, our financial and operational analytic applications, and components of our Population Health technology suite. These parts of our Solution largely drove more positive bookings results in the second half of 2022 as compared to the first half of 2022, and we anticipate they will continue to drive improvement with respect to our DOS Subscription Clients and Dollar-Based Retention in the near term.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Clients whose contracts typically have built-in, contractual technology revenue escalators. During 2022, however, in a few instances, we experienced clients trimming back their near-term spend with us in an effort to meet short-term budget requirements. This included the loss of a large enterprise DOS Subscription Client. Our historical gross client retention has typically been very high, especially amongst our enterprise DOS client base, and we believe the loss of this large enterprise DOS client was a client-specific event. Within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a small subset of modular clients and smaller DOS platform clients have lowered their application and analytics spend. Given the improved bookings performance of our Tech-enabled Managed Services offering in 2022 and the continued growth in our pipeline from that offering, we expect a higher proportion of our revenue growth in 2023 will likely come from our professional services offering, as health systems look for solutions to effectively address their near-term labor expense challenges. While this expected change in revenue mix will likely lead to lower Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in 2023 as compared to prior years, we expect that we will continue to achieve improvements in our Adjusted EBITDA as a result of the minimal incremental operating expense required to support our Tech-enabled Managed Services growth.
We proactively responded to the challenging macroeconomic environment with a strategic operating plan that emphasizes our offerings and go-to-market approach on the areas where we have the most competitive differentiation and where clients are most likely to achieve measurable financial and operational ROI both in the near term and over time. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make several investments in research and development, primarily in enhancing the capabilities within our DOS platform, in order to maintain our position as a market-leading data platform over the long term.

Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. We categorize our client count into two primary categories: DOS Subscription Clients and Other Clients. DOS Subscription Clients are defined as clients who directly or indirectly access our DOS platform via a technology subscription contract. Indirect access to the DOS platform may include DOS module components such as Healthcare.AI, Pop Analyzer, IDEA, and other DOS platform components. See "Key Business Metrics" for more information about our DOS Subscription Clients. Other Clients generally include DOS non-subscription clients and other clients from historical acquisitions. As of December 31, 2022, 2021, and 2020, we had 98, 90, and 74 DOS Subscription Clients with active subscriptions, respectively. As of December 31, 2022, we served over 425 Other Clients compared to over 350 as of December 31, 2021. The increase in Other Clients from 2021 to 2022 was primarily due to our acquisitions of ARMUS and KPI Ninja.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2022, greater than 90% of our total revenue was recurring in nature. Clients pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., DOS-only or modular portions of DOS, which we have sometimes referred to as DOS Lite). We generally provide access to our technology and deliver professional services to clients on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. Most of our technology and professional services contracts with DOS Subscription Clients have a three or five-year term, of which many are terminable after one year upon 90 days' notice. As we increase the use cases we address at a given client, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our client base over time as evidenced by a Dollar-based Retention Rate of 100%, 112%, and 102% for the years ended December 31, 2022, 2021, and 2020, respectively.
The primary costs incurred to deliver our technology are hosting fees and headcount-related costs associated with our cloud services and support teams. Hosting fees are related to providing our technology through a cloud-based environment hosted primarily by Microsoft Azure. However, we also have deployed DOS on-premise to a small number of clients. Over time, we plan to continue to migrate our on-premise clients to Azure-hosted environments, increasing our technology cost of revenue. We have experienced and expect to continue to experience operational inefficiencies associated with managing multiple hosting providers, resulting in a headwind against Adjusted Technology Gross Margin. Additionally, we are in the early phases of migrating our DOS platform client base to a single-instance, multi-tenant data platform architecture that includes enhanced elastic compute capabilities supported by Snowflake and Databricks database technologies. We expect that these investments in our DOS platform will provide additional capabilities for our clients as well as improve our ability to drive cost efficiencies in our hosting and support costs per client over time. However, in the medium-term, we will incur some migration costs associated with deploying the updated architecture across DOS platform clients, resulting in a headwind for our Technology Gross Margin. The primary costs incurred to deliver our professional services are the salaries, benefits, and other headcount-related costs of our team members.

We delineate our sales organization by new client acquisition and existing client retention and expansion. Selling efforts to new clients vary. Many of our new clients engage with us broadly for multiple use cases, requiring buy-in during the sales cycle across the C-suite. Alternatively, in some instances, we engage with a client in a single-use case. After we demonstrate measurable improvements, we work with our clients to expand the utilization of our Solution to other use cases or enterprise-wide. The average sales cycle for a new DOS Subscription Client is estimated to be approximately one year, but that timeline can vary materially. Because of our vertical focus on the healthcare industry, we believe our sales and marketing resources can be deployed more efficiently than at horizontally-focused companies that provide technology and services to multiple industries. Additionally, with our increased focus on driving expansion within our existing client base through our Tech-enabled Managed Services offering, we believe that our sales and marketing infrastructure is positioned well to generate meaningful leverage and growth within our services offerings without the need for the same level of incremental investment as in prior years. This operating leverage primarily stems from the fact that we already have an existing relationship with the client, inclusive of having invested in client success initiatives and having provided account management services to the client since the beginning of our contractual relationship. Over the past few years, we have invested in growth infrastructure by adding to our sales operations and marketing teams, which are built to help us scale over the long term.
We have demonstrated a consistent track record of innovation through research and development over time as evidenced by our new product features and new product offerings. This innovation is driven by feedback we glean from our clients, professional services teams, and the market generally. Our investments in product development have been focused on increasing the capabilities of our Solution and expanding the number of use cases we address for our clients.

Key Business Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Total revenue	$276,236	$241,926	$188,845
Adjusted Technology Gross Profit	$122,284	$102,326	$75,666
Adjusted Technology Gross Margin	69%	69%	68%
Adjusted Professional Services Gross Profit	$23,565	$25,544	$19,358
Adjusted Professional Services Gross Margin	24%	27%	25%
Total Adjusted Gross Profit	$145,849	$127,870	$95,024
Total Adjusted Gross Margin	53%	53%	50%
Adjusted EBITDA	$(2,487)	$(11,248)	$(21,287)
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) loss on extinguishment of debt, (iii) income tax provision (benefit), (iv) depreciation and amortization, (v) stock-based compensation, (vi) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (vii) restructuring costs, and (viii) non-recurring lease-related charges. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See “Reconciliation of Non-GAAP Financial Measures” below for information regarding the limitations of using our Adjusted EBITDA as a financial measure and for a reconciliation of our net loss to Adjusted EBITDA, the most directly comparable financial measure calculated in accordance with GAAP.

Other Key Metrics
We also regularly monitor and review the number of DOS Subscription Clients and Dollar-based Retention Rate as shown in the following tables:
DOS Subscription Clients

	As of December 31,
	2022	2021	2020
DOS Subscription Clients	98	90	74
Since 2016, our primary contracting model is a subscription-based contract to our DOS platform, analytics applications, and professional services. Given how fundamental DOS is to our Solution and because the vast majority of our total revenue is derived from DOS Subscription Clients, we believe our DOS Subscription Client count is a representation of our market penetration and the growth of our business. We have updated the name of this key metric to DOS Subscription Clients from DOS Subscription Customers used in prior filings as we feel that the client reference more fully depicts the deep, long-standing, multi-faceted relationships we strive to build with the entities we serve.

DOS Subscription Clients are defined as clients who directly or indirectly access our DOS platform via a technology subscription contract. Indirect access to the DOS platform may include DOS module components such as Healthcare.AI, Pop Analyzer, IDEA, and other DOS platform components. Given the variety of ways to access DOS and the mix of specific components of DOS available to be included in a subscription contract, average subscription revenue for new DOS Subscription Clients in a given calendar year can vary. Although subscription revenue from individual DOS Subscription Client arrangements may vary dramatically, we generally expect average subscription revenue for new DOS Subscription Clients in a calendar year will range between $500,000 and $1,500,000.

The average subscription revenue for DOS Subscription Clients signed in the twelve-month period ended December 31, 2022 (2022 DOS Subscription Clients), for instance, was towards the midpoint of the average expected range, in part driven by some heightened interest in stand-alone DOS module components, such as Healthcare.AI, which results in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes direct access to all of the DOS platform components. We believe those lower subscription revenue contracts for stand-alone DOS module components enable a shorter sales cycle, provides greater deal certainty in challenging macroeconomic times, and provides an opportunity to expand our relationship and increase future revenue with those clients over time. Meanwhile, other contracts with new 2022 DOS Subscription Clients resulted in subscription revenue significantly above the expected average range driven by the size of the client organization and the bundle of technology and services included in their subscription.

Our net new DOS Subscription Client additions were lower in 2022 as compared to 2021, and we expect our 2023 net new DOS Subscription Client additions to also be lower compared to 2021 due to the continued financial strain and budget constraints in our end-market.
Dollar-based Retention Rate

	Year Ended December 31,
	2022	2021	2020
Dollar-based Retention Rate	100%	112%	102%
We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the technology and professional services Annual Recurring Revenue (ARR) from our DOS Subscription Clients as of the date 12 months prior to such period end (prior period ARR). We then calculate the sum of the ARR from these same clients as of the current period end (current period ARR). Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes revenue from new DOS Subscription Clients added in the current period. We then divide the current period ARR by the prior period ARR to arrive at our Dollar-based Retention Rate. We calculate ARR for each DOS Subscription Client as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model is to contract for our DOS platform, analytics applications, and professional services, our Dollar-Based Retention Rate calculated above only includes our DOS Subscription Clients. Other Clients that do not meet the definition of a DOS Subscription Client, which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, and ARMUS clients, are not included in the Dollar-based Retention Rate metrics.

Given the nature of our technology contracts, which, for many DOS platform clients, are generally priced for multi-year periods and have built-in, contractual escalators, we would generally anticipate less variation within our Dollar-based Retention Rate for technology fees as a result of current challenging macroeconomic factors. However, our technology Dollar-based Retention Rate decreased as of December 31, 2022 compared to December 31, 2021 primarily due to the loss of a large enterprise DOS platform client, a decline in our sales pipeline with respect to parts of our Solution that do not offer near-term ROI, such as our clinically-focused technology offerings, and a few clients reducing their near-term spend with us in an effort to meet their short-term budget requirements. As noted, our Dollar-based Retention Rate Key Metric excludes Other Clients who are not DOS Subscription Clients, including clients added through acquisition, as the go-forward technology revenue growth profiles of these businesses may vary from our core DOS Subscription Clients. For example, Medicity clients have generated a lower Dollar-based Retention Rate than DOS Subscription Clients and we expect flat to declining revenue from Medicity clients in the foreseeable future.
The financial strain imposed by COVID-19 on a number of our clients led to a meaningfully lower professional services dollar-based retention in 2020 compared to prior years due to discounts provided to support our clients through the financial strain related to the initial outbreak. We did not provide similar discounts during 2021 and saw improvement in our Dollar-based Retention Rate for professional services fees compared to 2020. However, 2022 proved to be a more challenging year than anticipated as a result of the inflationary macroeconomic environment and the meaningful financial strain that our health system end market faced, which contributed to a lower Dollar-based Retention Rate compared to 2021. We anticipate that there will continue to be variation in our professional services Dollar-based Retention Rate in the near term, however, we expect it to improve in 2023 relative to 2022, primarily driven by opportunities in our Tech-enabled Managed Services offering. While the vast majority of our professional services revenue are recurring in nature, we also provide clients with an option to engage with us for non-recurring, project-based professional services fees. These non-recurring, project-based fees are less predictable than our recurring services and can drive fluctuations in quarterly professional services revenues and in prior period comparisons.
Reconciliation of Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations, as a component in determining employee bonus compensation, and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Adjusted gross profit and adjusted gross margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, adding back stock-based compensation, acquisition-related costs, net, and restructuring costs, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.

The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$176,288	$99,948	$276,236
Cost of revenue, excluding depreciation and amortization	(56,642)	(86,407)	(143,049)
Gross profit, excluding depreciation and amortization	119,646	13,541	133,187
Add:
Stock-based compensation	2,058	8,230	10,288
Acquisition-related costs, net(1)	351	655	1,006
Restructuring costs(2)	229	1,139	1,368
Adjusted Gross Profit	$122,284	$23,565	$145,849
Gross margin, excluding depreciation and amortization	68%	14%	48%
Adjusted Gross Margin	69%	24%	53%
__________________
(1) Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
(2) Restructuring costs include severance and other team member costs from workforce reductions.

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

Adjusted Technology Gross Margin remained consistent at 69% for the years ended December 31, 2022 and 2021. The year-over-year result was mainly driven by existing clients paying higher technology access fees from contractual, built-in escalators, without the corresponding increase in hosting costs. The increase was offset by headwinds due to the continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as increased support costs without a commensurate increase in revenue.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of clients from on-premise and our managed data centers to third-party hosted data centers with Microsoft Azure and the migration of a subset of clients to our multi-tenant, Snowflake and Databricks-enabled data platform environment, as well as a small subset of modular clients reducing their software analytics application costs, which tend to be higher margin offerings.
Adjusted Professional Services Gross Margin decreased from 27% for the year ended December 31, 2021 to 24% for the year ended December 31, 2022, due primarily to a change in the mix of professional services we provided and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
We expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis and to decline in the near term due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to the uncertain and challenging macroeconomic environment. Specifically, in the near term we expect our mix of services to include more Tech-enabled Managed Services, which have minimal initial services gross margins that gradually increase over time as the company drives efficiencies in service delivery through the use of our technology. As part of our Tech-enabled Managed Services contracts, we often re-badge existing health system team members within the applicable functional area as Health Catalyst team members. We often provide a client with a near-term discount relative to their existing costs for the scope of the Tech-enabled Managed Services opportunity, and we drive incremental gross margin over time by leveraging our technology and know-how to make processes more efficient and reduce the client's labor costs. While there will likely be a headwind to gross margin from these Tech-enabled Managed Services in the near term, we believe this model will benefit our mid and long-term Adjusted EBITDA and profitability targets due to improved direct margin on these services over time, our ability to drive operating leverage with lower relative incremental operating expense investment required, and the fact that these contracts typically result in long-term technology subscription contract renewals or expansion.
Total Adjusted Gross Margin remained consistent at 53% for the years ended December 31, 2022 and 2021. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including Tech-enabled Managed Services.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other expense, net, (ii) loss on extinguishment of debt, (iii) income tax benefit, (iv) depreciation and amortization, (v) stock-based compensation, (vi) acquisition-related costs, net, (vii) restructuring costs, and (viii) non-recurring lease-related charges. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding the recent restructuring costs allows for more meaningful comparisons between operating results from period to period as this is separate from the core activities that arise in the ordinary course of our business. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives, and we generally expect Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring professional services revenue and the seasonality of certain operating costs, including costs related to our Healthcare Analytics Summit (HAS), which has previously occurred in the third quarter of each year.

The following is a reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss	$(137,403)	$(153,210)	$(115,017)
Add:
Interest and other expense, net	1,678	16,458	11,572
Loss on extinguishment of debt	—	—	8,514
Income tax benefit	(4,280)	(6,898)	(1,194)
Depreciation and amortization	48,297	37,528	18,725
Stock-based compensation	72,104	65,145	37,957
Acquisition-related costs, net(1)	4,894	27,929	16,758
Restructuring costs(2)	8,425	—	—
Non-recurring lease-related charges(3)	3,798	1,800	1,398
Adjusted EBITDA	$(2,487)	$(11,248)	$(21,287)
__________________
(1)Acquisition-related costs, net includes third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details refer to Notes 1, 2, and 7 in our consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions, impairment of discontinued capitalized software projects, and other miscellaneous charges. For additional details, refer to Note 11 in our consolidated financial statements.
(3)Non-recurring lease-related charges includes lease-related impairment charges for the subleased portion of our corporate headquarters and duplicate rent expense incurred during the relocation of our corporate headquarters. For additional details refer to Note 9 in our consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation and high interest rates, and the lingering effects of the COVID-19 pandemic. Recent macroeconomic challenges (including the high levels of inflation and high interest rates), the tight labor market, and the lingering effects of the COVID-19 pandemic continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. They have also disrupted the normal operations of many businesses, including ours. Our health system end market is currently experiencing meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. This margin pressure along with the lingering effects the COVID-19 pandemic could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential clients and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the challenging macroeconomic environment and its effects on our business, results of operations, or financial condition at this time.
•Add new clients. We believe our ability to increase our client base will enable us to drive growth. Our potential client base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential clients invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our clients are large, complex organizations who typically have long procurement cycles which may lead to declines in the pace of our new client additions.

•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our client base will enable us to drive growth. Over the last few years, we have developed and deployed several new analytics applications including PowerCosting (formerly known as CORUS), PowerLabor, Touchstone, Patient Safety Monitor, Pop Analyzer (formerly known as Population Builder), Value Optimizer, and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new clients.
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, and ARMUS in April 2022. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Clients, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generated a lower dollar-based retention rate than DOS Subscription Clients and we expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. In 2022, our technology revenue and professional services revenue represented 64% and 36% of total revenue, respectively.
Changes in our percentage of revenue attributable to Technology and Professional Services would impact future Total Adjusted Gross Margin. For example, in 2023 we expect professional services revenue to become a higher percentage of total revenue as a result of increased demand for Tech-enabled Managed Services that tend to provide an immediate return on investment for clients, including in the form of cost savings for the client. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Transitions to Microsoft Azure and migration to multi-tenant, Snowflake and Databricks enabled data platform environment. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We maintain a small number of clients that have deployed DOS on-premise. We are in the process of migrating clients who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides clients with more advanced DOS product functionality and a more seamless client experience; however, hosting clients in Azure is more costly than on-premise deployments on a per-client basis. We have also started migrating certain clients to our multi-tenant, Snowflake and Databricks-enabled data platform environment. These transitions have and will continue to result in higher cost of technology revenue and a reduced Adjusted Technology Gross Margin.
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

KPI Ninja, Inc.

On February 24, 2022, we acquired KPI Ninja, a leading provider of interoperability, enterprise analytics, and value-based care solutions based in Lincoln, Nebraska. KPI Ninja is known for its powerful capabilities, flexible configurations, and comprehensive applications designed to fulfill the promise of data-driven healthcare. The acquisition consideration transferred was $21.4 million and was comprised of net cash consideration of $18.5 million and Health Catalyst common shares with a fair value of $2.9 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation.

Twistle, Inc.

On July 1, 2021, we acquired Twistle, Inc. (Twistle), a healthcare patient engagement SaaS technology company that automates patient-centered communication between care teams and patients to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We anticipate that Twistle’s leading clinical workflow and patient engagement platform, paired with the Health Catalyst population health offering, will enable a comprehensive go-to-market solution to address the population health needs of healthcare and life science organizations. The acquisition consideration transferred was $91.9 million, consisting of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022, which had an initial estimated fair value of $2.1 million. The earn-out contingent consideration liability was settled during the third quarter of 2022.

Vitalware, LLC

On September 1, 2020, we acquired Vitalware, LLC (Vitalware), a provider of revenue workflow optimization and analytics SaaS technology solutions to healthcare organizations, in a transaction accounted for as a business combination. Vitalware’s flagship offering is a chargemaster management solution that delivers analytics for the complex regulatory and compliance functions needed by healthcare provider systems. Additionally, Vitalware brings to bear newer product suites to help health systems capture lost revenue and to support compliance with expanding pricing transparency regulation. The acquisition consideration transferred was $119.2 million and was comprised of net cash consideration of $69.6 million, Health Catalyst common shares with a fair value of $41.3 million, and contingent consideration based on certain earn-out performance targets for Vitalware during an earn-out period that ended on March 31, 2021, which had and initial estimated fair value of $8.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Vitalware. The earn-out contingent consideration liability was settled during the second quarter of 2021.

Healthfinch, Inc.

On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. We believe this acquisition will strengthen our existing population health capabilities. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021, which had an initial fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch. Approximately half of the earn-out was settled during the third quarter of 2021 and the remaining amount was settled during the first quarter of 2022.
Able Health, Inc.

On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading SaaS provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. We believe this acquisition will strengthen Health Catalyst’s Quality and Regulatory Measures capabilities. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental client billings for the year ended December 31, 2020, which had an initial fair value of $3.0 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health. The earn-out contingent consideration liability was settled during the first quarter of 2021.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2022, 2021, and 2020, technology revenue represented 64%, 61%, and 58% of total revenue, respectively, and professional services revenue represented 36%, 39%, and 42% of total revenue, respectively.

Technology revenue.   Technology revenue primarily consists of subscription fees charged to clients for access to use our data platform and analytics applications. We provide clients access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. The vast majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
Professional services revenue.   Professional services revenue primarily includes analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. Professional services arrangements typically include a fee for making FTE services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients.
Deferred revenue
Deferred revenue consists of client billings in advance of revenue being recognized from our technology and professional services arrangements. We primarily invoice our clients for technology arrangements annually or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue and the remaining portion is recorded as deferred revenue, net of current portion on our consolidated balance sheets.

Cost of revenue, excluding depreciation and amortization
Cost of technology revenue.    Cost of technology revenue primarily consists of costs associated with hosting and supporting our technology, including third-party cloud computing and hosting costs, license and revenue share fees, contractor costs, and salary and related personnel costs for our cloud services and support teams.
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition clients to third-party hosted data centers with Microsoft Azure and the migration of clients to the next iteration of our DOS platform, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of clients from on-premise to Microsoft Azure and the migration of clients to the next iteration of our DOS platform.
Cost of professional services revenue.    Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. We expect cost of professional services revenue to increase in absolute dollars as we increase headcount to accommodate growth, including Tech-enabled Managed Services.

Operating expense
Sales and marketing. Sales and marketing expenses primarily include salary and related personnel costs for our sales, marketing, and account management teams, lead generation, marketing events, including our Healthcare Analytics Summit (HAS), marketing programs, and outside contractor costs associated with the sale and marketing of our offerings.
We plan to continue to invest in sales and marketing to grow our client base, expand in new markets, and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of our expansion into new markets and marketing campaigns. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

Income tax benefit
Income tax benefit consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for our net deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development.
As of December 31, 2022, we had federal and state NOLs of $591.6 million and $462.9 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2023, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act (ARPA) was enacted and signed into U.S. law to provide additional economic stimulus and tax credits. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act and ARPA do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. The CARES Act also provided for the deferral of an employer’s portion of social security payroll taxes for the remainder of 2020. We deferred the social security payroll tax match beginning in April 2020 and fully paid all related deferred payroll taxes in December 2021.
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted and signed into U.S. law. The IRA includes provisions imposing a 1% excise tax on share repurchases in excess of the fair value of stock issuances, including compensatory stock issuances, that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income. We do not expect the tax provisions of the IRA to have a material impact on our consolidated financial statements.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue:
Technology	$176,288	$147,718	$110,467
Professional services	99,948	94,208	78,378
Total revenue	276,236	241,926	188,845
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	56,642	47,516	35,604
Professional services(1)(2)(3)	86,407	76,838	62,473
Total cost of revenue, excluding depreciation and amortization	143,049	124,354	98,077
Operating expenses:
Sales and marketing(1)(2)(3)	87,514	75,027	55,411
Research and development(1)(2)(3)	75,680	62,733	53,517
General and administrative(1)(2)(3)(4)	61,701	85,934	59,240
Depreciation and amortization	48,297	37,528	18,725
Total operating expenses	273,192	261,222	186,893
Loss from operations	(140,005)	(143,650)	(96,125)
Loss on extinguishment of debt	—	—	(8,514)
Interest and other expense, net	(1,678)	(16,458)	(11,572)
Loss before income taxes	(141,683)	(160,108)	(116,211)
Income tax benefit	(4,280)	(6,898)	(1,194)
Net loss	$(137,403)	$(153,210)	$(115,017)
__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2022	2021	2020
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$2,058	$2,063	$803
Professional services	8,230	8,047	3,453
Sales and marketing	28,082	22,698	13,093
Research and development	12,938	10,213	8,069
General and administrative	20,796	22,124	12,539
Total	$72,104	$65,145	$37,957

(2)Includes acquisition-related costs, net, as follows:

	Year Ended December 31,
	2022	2021	2020
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$351	$61	$—
Professional services	655	127	—
Sales and marketing	1,894	592	—
Research and development	3,045	901	—
General and administrative	(1,051)	26,248	16,758
Total	$4,894	$27,929	$16,758

(3)Includes restructuring costs, as follows:

	Year Ended December 31,
	2022	2021	2020
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$229	$—	$—
Professional services	1,139	—	—
Sales and marketing	3,023	—	—
Research and development	3,410	—	—
General and administrative	624	—	—
Total	$8,425	$—	$—
(4)Includes non-recurring lease-related charges, as follows:

	Year Ended December 31,
	2022	2021	2020
Non-recurring lease-related charges:	(in thousands)
General and administrative	$3,798	$1,800	$1,398

	Year Ended December 31,
	2022	2021	2020
Revenue:
Technology	64%	61%	58%
Professional services	36	39	42
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	21	20	19
Professional service	31	32	33
Total cost of revenue, excluding depreciation and amortization	52	52	52
Operating expenses:
Sales and marketing	32	31	29
Research and development	27	26	28
General and administrative	22	36	31
Depreciation and amortization	18	16	10
Total operating expenses	99	109	98
Loss from operations	(51)	(61)	(50)
Loss on extinguishment of debt	—	—	(5)
Interest and other expense, net	(1)	(7)	(6)
Loss before income taxes	(52)	(68)	(61)
Income tax benefit	(2)	(3)	(1)
Net loss	(50)%	(65)%	(60)%

Discussion of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$176,288	$147,718	$28,570	19%
Professional services	99,948	94,208	5,740	6%
Total revenue	$276,236	$241,926	$34,310	14%
Percentage of revenue:
Technology	64%	61%
Professional services	36	39
Total	100%	100%
Total revenue was $276.2 million for the year ended December 31, 2022, compared to $241.9 million for the year ended December 31, 2021, an increase of $34.3 million, or 14%.
Technology revenue was $176.3 million, or 64% of total revenue, for the year ended December 31, 2022, compared to $147.7 million, or 61% of total revenue, for the year ended December 31, 2021. The technology revenue growth was primarily from new DOS Subscription Clients, acquired technology clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $99.9 million, or 36% of total revenue, for the year ended December 31, 2022, compared to $94.2 million, or 39% of total revenue, for the year ended December 31, 2021. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to new DOS Subscription Clients.

Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$56,642	$47,516	$9,126	19%
Professional services	86,407	76,838	9,569	12%
Total cost of revenue, excluding depreciation and amortization	$143,049	$124,354	$18,695	15%
Percentage of total revenue	52%	51%
Cost of technology revenue, excluding depreciation and amortization, was $56.6 million for the year ended December 31, 2022, compared to $47.5 million for the year ended December 31, 2021, an increase of $9.1 million, or 19%. The increase was primarily due to a $4.0 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $1.9 million increase in dues, subscriptions, and license and revenue share fees, a $1.8 million increase in salary and related personnel costs from an increase in cloud services and support headcount, and a $1.2 million increase in contractors and outside services.
Cost of professional services revenue was $86.4 million for the year ended December 31, 2022, compared to $76.8 million for the year ended December 31, 2021, an increase of $9.6 million, or 12%. This increase was primarily due to a $6.0 million increase in salary and related personnel costs from additional headcount, a $2.2 million increase in contractor and outside service fees, and a $1.1 million increase in restructuring costs.

Operating Expenses
Sales and marketing

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$87,514	$75,027	$12,487	17%
Percentage of total revenue	32%	31%
Sales and marketing expenses were $87.5 million for the year ended December 31, 2022, compared to $75.0 million for the year ended December 31, 2021, an increase of $12.5 million, or 17%. The increase was primarily due to a $5.4 million increase in stock-based compensation, a $3.0 million increase in restructuring costs, a $2.0 million increase in salary and related personnel costs from additional headcount, and a $1.2 million increase from travel and entertainment.
Sales and marketing expense as a percentage of total revenue increased from 31% in the year ended December 31, 2021 to 32% in the year ended December 31, 2022.
Research and development

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Research and development	$75,680	$62,733	$12,947	21%
Percentage of total revenue	27%	26%
Research and development expenses were $75.7 million for the year ended December 31, 2022, compared to $62.7 million for the year ended December 31, 2021, an increase of $12.9 million, or 21%. The increase was primarily due to a $4.0 million increase in salary and related personnel costs from additional development team headcount, a $3.4 million increase in restructuring charges, a $3.1 million increase in contractor and outside service fees, and a $2.7 million increase in stock-based compensation.
Research and development expense as a percentage of revenue increased from 26% in the year ended December 31, 2021 to 27% in the year ended December 31, 2022.
General and administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$61,701	$85,934	$(24,233)	(28)%
Percentage of total revenue	22%	36%
General and administrative expenses were $61.7 million for the year ended December 31, 2022, compared to $85.9 million for the year ended December 31, 2021, a decrease of $24.2 million, or (28)%. The decrease was primarily due to a $28.6 million decrease in change in fair value of contingent consideration liabilities, which was partially offset by a $2.0 million increase in lease-related impairment charges, a $1.6 million increase in legal fees, and a $1.1 million increase in salary and related personnel costs from additional headcount.
General and administrative expense as a percentage of revenue decreased from 36% in the year ended December 31, 2021 to 22% in the year ended December 31, 2022.

Depreciation and amortization

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$48,297	$37,528	$10,769	29%
Percentage of total revenue	18%	16%
Depreciation and amortization expenses were $48.3 million for the year ended December 31, 2022, compared to $37.5 million for the year ended December 31, 2021, an increase of $10.8 million, or 29%. This increase was primarily due to the amortization of acquired intangible assets from our recent business acquisitions as well as an increase from capitalized internal-use software depreciation.
Depreciation and amortization expense as a percentage of revenue increased from 16% in the year ended December 31, 2021 to 18% in the year ended December 31, 2022.
Interest and other expense, net

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Interest income	$5,687	$831	$4,856	584%
Interest expense	(7,239)	(17,313)	10,074	58%
Other income (expense)	(126)	24	(150)	n/m(1)
Total interest and other expense, net	$(1,678)	$(16,458)	$14,780	90%
_______________________________
(1)Not meaningful
Interest and other expense, net decreased $14.8 million, or 90%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change is primarily due to a decrease in non-cash interest expense of $10.1 million related to the modified retrospective adoption of ASU 2020-06 and $4.9 million increase in interest and investment income due to an increase in interest rates on our investments.
Income tax benefit

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Income tax benefit	$(4,280)	$(6,898)	$2,618	(38)%
__________________________
(1)Not meaningful.

Income tax benefit decreased $2.6 million, or 38%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease is primarily related to a decrease in the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the respective periods. The releases of valuation allowance are attributable to the acquisition of KPI Ninja and ARMUS in 2022 and Twistle in 2021, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents, and short-term investments of $363.5 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and asset-backed securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from clients under technology and professional services arrangements, borrowings under our loan and security agreements, our IPO, the Note Offering, and the Secondary Public Equity Offering. Our future capital requirements will depend on many factors, including our pace of new client growth and expanded client relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, share repurchases, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2022, we repurchased and retired 709,139 shares of our common stock for $8.4 million at an average purchase price of $11.81 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $31.6 million as of December 31, 2022.
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
Capped Calls

On April 8, 2020, concurrently with the pricing of the Notes, we entered into privately negotiated capped call transactions (Base Capped Calls) with certain financial institutions, or option counterparties. In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (Additional Capped Calls, and, together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the option premium cost of the Capped Calls. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price.
Refer to Note 10 of our consolidated financial statements for additional details regarding the private offering of the Notes and the Capped Calls.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(35,270)	$(23,123)	$(26,148)
Net cash used in investing activities	(39,021)	(139,678)	(82,565)
Net cash provided by financing activities	(2,613)	264,084	182,609
Effect of exchange rate changes on cash and cash equivalents	(11)	(10)	26
Net increase (decrease) in cash and cash equivalents	$(76,915)	$101,273	$73,922
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2022, net cash used in operating activities was $35.3 million, which included a net loss of $137.4 million. Non-cash charges primarily consisted of  $72.1 million in stock-based compensation, $48.3 million in depreciation and amortization of property, equipment, and intangible assets, $5.0 million in impairment of long-lived assets, reduced by a $4.7 million net decrease in fair value of contingent consideration liabilities, and a $4.5 million deferred tax benefit. The $3.2 million of payments in excess of the acquisition date fair value to settle the cash-based portion of contingent consideration liabilities was included in the net cash used in operating activities.
For the year ended December 31, 2021, net cash used in operating activities was $23.1 million, which included a net loss of $153.2 million. Non-cash charges primarily consisted of  $65.1 million in stock-based compensation, $37.5 million in depreciation and amortization of property, equipment, and intangible assets, a $20.0 million net increase in fair value of contingent consideration liabilities, and $11.9 million in amortization of debt discount and issuance costs, reduced by the $7.1 million deferred tax benefit. The $9.1 million of payments in excess of the acquisition date fair value to settle the cash-based portion of contingent consideration liabilities was included in the net cash used in operating activities.
For the year ended December 31, 2020, net cash used in operating activities was $26.1 million, which included a net loss of $115.0 million. Non-cash charges primarily consisted of $18.7 million in depreciation and amortization of property, equipment, and intangible assets, $38.0 million in stock-based compensation, a $14.1 million net increase in fair value of contingent consideration liabilities, $8.5 million of loss from the extinguishment of debt, and $8.1 million in amortization of debt discount and issuance costs.
Investing activities

Net cash used in investing activities for the year ended December 31, 2022 of $39.0 million was primarily due to $27.8 million used to acquire KPI Ninja and ARMUS, $13.0 million of capitalized internal-use software development costs, and $4.4 million in purchases of property, equipment, and intangible assets. These investing cash outflows were partially offset by the sale and maturity of short-term investments of $315.2 million, reduced by the purchases of short-term investments of $309.0 million.

Net cash used in investing activities for the year ended December 31, 2021 of $139.7 million was primarily due to purchases of short-term investments of $261.4 million, reduced by the sale and maturity of short-term investments of $186.9 million. There were also investing cash outflows of $46.8 million to acquire Twistle, $11.8 million in purchases of property, equipment, and intangible assets, including leasehold improvements and furnishings for our new corporate headquarters, and $6.6 million of capitalized internal-use software development costs.

Net cash used in investing activities for the year ended December 31, 2020 of $82.6 million was primarily due to $101.7 million used in current year business acquisitions and $9.0 million in purchases of property, equipment, and intangible assets. These investing cash outflows were partially offset by the sale and maturity of short-term investments of $219.1 million, reduced by the purchases of short-term investments of $189.5 million.

Financing activities

Net cash used in financing activities for the year ended December 31, 2022 of $2.6 million was primarily the result of $8.4 million in repurchases of common stock and $1.3 million in payments of acquisition-related obligations, partially offset by $4.0 million in stock option exercise proceeds and $3.2 million in proceeds from our ESPP.

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
•Identification of the contract, or contracts, with a client;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy the performance obligation.
We recognize revenue net of any taxes collected from clients and subsequently remitted to governmental authorities.
Technology revenue
Technology revenue primarily consists of subscription fees charged to clients for access to use our technology. We provide clients access to our technology through either an all-access or limited-access, modular subscription.
The majority of our subscription arrangements are cloud-based and do not provide clients the right to take possession of the technology or contain a significant penalty if the client were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the client. Our subscription contracts generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice.

Subscriptions that allow the client to take software on-premise without significant penalty are treated as time-based licenses. These arrangements generally include access to technology, access to unspecified future products, and maintenance and support. Revenue for upfront access to our technology library is recognized at a point in time when the technology is made available to the client. Revenue for access to unspecified future products included in time-based license subscriptions is recognized ratably over the contract term beginning on the date that the access is made available to the client.
Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
Contracts with multiple performance obligations
Many of our contracts include multiple performance obligations. We account for performance obligations separately if they are capable of being distinct within the context of the contract. In these circumstances, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis. We determine standalone selling prices based on the observable price a good or service is sold for separately when available. In cases where standalone selling prices are not directly observable, based on information available, we utilize the expected cost plus a margin, adjusted market assessment, or residual estimation method. We consider all information available including our overall pricing objectives, market conditions, and other factors, which may include client demographics and the types of users. Standalone selling prices are not directly observable for our all-access and limited-access technology arrangements, which are composed of cloud-based subscriptions, time-based licenses, and perpetual licenses. For these technology arrangements, we generally use the residual estimation method due to a limited number of standalone transactions and/or prices that are highly variable.
Variable consideration
We have also entered into at-risk and shared savings arrangements with certain clients whereby we receive variable consideration based on the achievement of measurable improvements which may include cost savings or performance against metrics. For these arrangements, we estimate revenue using the most likely amount that we will receive. Estimates are based on our historical experience and best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements, certain estimates may be constrained until the uncertainty is further resolved.
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
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Significant estimation is required in determining the fair value of the client-related intangible assets and technology-related intangible assets. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (EBITDA) margin used in the estimate for client relationships, and backlog. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of material assets acquired and liabilities assumed in a business combination. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in our consolidated statements of operations and comprehensive loss.

Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, client relationships, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. Goodwill is assessed for impairment annually on October 31 or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist.
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Judgment in the assessment of qualitative factors of impairment may include changes in business climate, market conditions, or other events impacting the reporting unit.
Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit, which requires management to use significant judgment and estimation. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the reporting units, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income or market approach to measure the fair value of reporting units. The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. When a quantitative analysis is necessary, we engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining the fair values of our reporting units.
If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Stock-based compensation
Stock-based awards, including stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), and restricted shares are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date or, when applicable, the modification date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however, we also consider whether any adjustments are required when the market closing price does not reflect certain material non-public information that we know but is unavailable to marketplace participants on the date of grant. The expense is recognized straight-line over the vesting period for awards with a service condition. The accelerated attribution method is used for PRSUs.
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

Restructuring costs
We define restructuring costs as expenses directly associated with restructuring activities. Such costs include severance and related tax and benefit expenses from workforce reductions, impairment of discontinued capitalized software projects, and other miscellaneous charges. In general, we record team member-related severance costs when there is a substantive plan in place and the related costs are probable and estimable. For one-time termination benefits for team members (i.e., no substantive plan or future service requirement), the cost is recorded when the team members are entitled to receive such benefits and the amount can be reasonably estimated.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $363.5 million and $445.0 million as of December 31, 2022 and 2021, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes. Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
As of December 31, 2022 and 2021, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On April 14, 2020, we issued $230.0 million in aggregate principal amount Convertible Senior Notes due 2025 (Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering). The Notes have a fixed annual interest rate of 2.50%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our Consolidated Balance Sheets, and we present the fair value for required disclosure purposes only.
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

Inflation risk
The recently high inflationary environment has adversely affected workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
Our health system end market is currently experiencing meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. Although we are unable to determine the exact impact of inflation on our clients and on our business, we continue to monitor and assess the impact of inflationary pressures on our business operations. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Contractual Obligations and Commitments

The contractual commitment amounts summarized below are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients or business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from data breaches, or intellectual property infringement claims made by third parties. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
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
Operating lease obligations
We lease office space under operating leases that expire between 2023 and 2031. As of December 31, 2022, we had total future operating lease payment obligations of $26.5 million, with $3.4 million payable within the next 12 months.
Refer to Note 9 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our operating lease obligations.
Restructuring liabilities
During the year ended December 31, 2022, we initiated a restructuring plan to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As of December 31, 2022, we had total restructuring liabilities of $1.8 million payable within the next 12 months.
Refer to Note 11 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our restructuring liabilities.
Off-balance sheet arrangements
As of December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Catalyst, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Health Catalyst, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Health Catalyst, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Health Catalyst, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2023

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$116,312	$193,227
Short-term investments	247,178	251,754
Accounts receivable, net	47,970	48,801
Prepaid expenses and other assets	16,335	14,609
Total current assets	427,795	508,391
Property and equipment, net	25,928	23,316
Operating lease right-of-use assets	16,658	21,133
Intangible assets, net	92,189	104,788
Goodwill	185,982	169,972
Other assets	3,734	4,496
Total assets	$752,286	$832,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,424	$4,693
Accrued liabilities	19,691	23,725
Deferred revenue	54,961	56,632
Operating lease liabilities	3,434	3,425
Contingent consideration liabilities	—	4,576
Total current liabilities	82,510	93,051
Long-term debt, net of current portion	226,523	180,942
Deferred revenue, net of current portion	105	929
Operating lease liabilities, net of current portion	18,017	20,244
Contingent consideration liabilities, net of current portion	—	14,719
Other liabilities	121	113
Total liabilities	327,276	309,998
Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of December 31, 2022 and 2021; 55,261,922 and 52,622,080 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,424,681	1,401,025
Accumulated deficit	(999,023)	(878,860)
Accumulated other comprehensive loss	(648)	(67)
Total stockholders’ equity	425,010	522,098
Total liabilities and stockholders’ equity	$752,286	$832,096

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue(1):
Technology	$176,288	$147,718	$110,467
Professional services	99,948	94,208	78,378
Total revenue	276,236	241,926	188,845
Cost of revenue, excluding depreciation and amortization(1):
Technology	56,642	47,516	35,604
Professional services	86,407	76,838	62,473
Total cost of revenue, excluding depreciation and amortization	143,049	124,354	98,077
Operating expenses:
Sales and marketing	87,514	75,027	55,411
Research and development	75,680	62,733	53,517
General and administrative	61,701	85,934	59,240
Depreciation and amortization	48,297	37,528	18,725
Total operating expenses	273,192	261,222	186,893
Loss from operations	(140,005)	(143,650)	(96,125)
Loss on extinguishment of debt	—	—	(8,514)
Interest and other expense, net	(1,678)	(16,458)	(11,572)
Loss before income taxes	(141,683)	(160,108)	(116,211)
Income tax benefit	(4,280)	(6,898)	(1,194)
Net loss	$(137,403)	$(153,210)	$(115,017)
Net loss per share, basic	$(2.56)	$(3.23)	$(2.91)
Net loss per share, diluted	$(2.63)	$(3.23)	$(2.91)
Weighted-average shares outstanding used in calculating net loss per share, basic	53,722	47,495	39,541
Weighted-average shares outstanding used in calculating net loss per share, diluted	54,080	47,495	39,541
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(137,403)	$(153,210)	$(115,017)

Other comprehensive gain (loss):
Change in net unrealized gains (losses) on available for sale investments	(487)	(102)	(59)
Change in foreign currency translation adjustment	(94)	(26)	48
Comprehensive loss	$(137,984)	$(153,338)	$(115,028)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2020	36,678,854	$811,086	$(610,514)	$72	$200,644
Adoption of the current expected credit loss standard	—	—	(119)	—	(119)
Issuance of common stock as acquisition consideration	2,190,229	72,457	—	—	72,457
Equity component of convertible senior notes, net	—	61,213	—	—	61,213
Purchase of Capped Calls concurrent with issuance of convertible senior notes	—	(21,743)	—	—	(21,743)
Exercise of stock options	3,748,719	36,264	—	—	36,264
Vesting of restricted stock units and restricted shares	585,057	—	—	—	—
Issuance of common stock under ESPP	173,989	4,273	—	—	4,273
Stock-based compensation	—	38,138	—	—	38,138
Net loss	—	—	(115,017)	—	(115,017)
Other comprehensive loss	—	—	—	(11)	(11)
Balance as of December 31, 2020	43,376,848	$1,001,688	$(725,650)	$61	$276,099
Public offering, net of underwriters' discounts and commissions and offering costs	4,882,075	245,180	—	—	245,180
Issuance of common stock as acquisition consideration	762,765	43,104	—	—	43,104
Issuance of common stock for settlement of contingent consideration	409,029	20,083	—	—	20,083
Exercise of stock options	1,738,027	20,350	—	—	20,350
Vesting of restricted stock units and restricted shares	1,316,657	2	—	—	2
Issuance of common stock under ESPP	136,679	4,837	—	—	4,837
Stock-based compensation	—	65,781	—	—	65,781
Net loss	—	—	(153,210)	—	(153,210)
Other comprehensive loss	—	—	—	(128)	(128)
Balance as of December 31, 2021	52,622,080	$1,401,025	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units and restricted shares	2,060,836	—	—	—	—
Issuance of common stock under ESPP	303,685	3,153	—	—	3,153
Exercise of stock options	353,499	3,969	—	—	3,969
Issuance of common stock for settlement of contingent consideration	517,575	10,052	—	—	10,052
Issuance of common stock as acquisition consideration	113,386	3,006	—	—	3,006
Repurchase of common stock	(709,139)	(8,393)	—	—	(8,393)
Stock-based compensation	—	73,082	—	—	73,082
Net loss	—	—	(137,403)	—	(137,403)
Other comprehensive loss	—	—	—	(581)	(581)
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(137,403)	$(153,210)	$(115,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	72,104	65,145	37,957
Depreciation and amortization	48,297	37,528	18,725
Change in fair value of contingent consideration liabilities	(4,668)	20,036	14,088
Amortization of debt discount and issuance costs	1,500	11,948	8,054
Non-cash operating lease expense	3,231	3,585	4,303
Impairment of long-lived assets	5,023	1,800	—
Investment discount and premium (accretion) amortization	(2,236)	1,202	1,349
Provision for expected credit losses	691	499	863
Loss on extinguishment of debt	—	—	8,514
Deferred tax benefit	(4,523)	(7,134)	(1,273)
Payment of acquisition-related contingent consideration	(3,234)	(9,085)	—
Other	(145)	(53)	116
Change in operating assets and liabilities:
Accounts receivable	788	102	(16,448)
Prepaid expenses and other assets	(478)	(4,442)	(3,667)
Accounts payable, accrued liabilities, and other liabilities	(4,702)	5,202	8,243
Deferred revenue	(5,997)	7,637	11,459
Operating lease liabilities	(3,518)	(3,883)	(3,414)
Net cash used in operating activities	(35,270)	(23,123)	(26,148)
Cash flows from investing activities
Purchase of short-term investments	(308,961)	(261,363)	(189,526)
Proceeds from the sale and maturity of short-term investments	315,171	186,893	219,069
Acquisition of businesses, net of cash acquired	(27,846)	(46,763)	(101,657)
Purchases of property and equipment	(2,167)	(10,450)	(7,775)
Capitalization of internal-use software	(12,987)	(6,644)	(1,442)
Purchase of intangible assets	(2,260)	(1,373)	(1,248)
Proceeds from the sale of property and equipment	29	22	14
Net cash used in investing activities	(39,021)	(139,678)	(82,565)
Cash flows from financing activities
Proceeds from exercise of stock options	3,969	20,350	36,264
Proceeds from employee stock purchase plan	3,153	4,844	4,273
Payments of acquisition-related consideration	(1,342)	(6,290)	(1,624)
Repurchase of common stock	(8,393)	—	—
Proceeds from public offerings, net of discounts, commissions, and offering costs	—	245,180	—
Proceeds from convertible senior notes, net of issuance costs	—	—	222,482
Purchase of capped calls concurrent with issuance of convertible senior notes	—	—	(21,743)
Repayment of credit facilities	—	—	(57,043)
Net cash (used in) provided by financing activities	(2,613)	264,084	182,609
Effect of exchange rate changes on cash and cash equivalents	(11)	(10)	26
Net (decrease) increase in cash and cash equivalents	(76,915)	101,273	73,922

Cash and cash equivalents at beginning of period	193,227	91,954	18,032
Cash and cash equivalents at end of period	$116,312	$193,227	$91,954

Supplemental disclosures of cash flow information
Cash paid for interest	$5,750	$6,360	$4,979
Cash paid for income taxes, net	297	138	92

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$3,006	$43,104	$72,457
Common stock issued for settlement of contingent consideration	10,052	20,083	—
Stock-based compensation capitalized as internal-use software	976	636	181
Purchase of intangible assets included in accounts payable and accrued liabilities	488	520	78
Capitalized internal-use software included in accounts payable and accrued liabilities	448	—	—
Purchase of property and equipment included in accounts payable and accrued liabilities	213	983	2,310
Operating lease right-of-use assets obtained in exchange for operating lease obligations	169	—	24,456

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Nature of operations
Health Catalyst, Inc. (Health Catalyst) was incorporated under the laws of Delaware in September 2011. We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises our cloud-based data platform, software analytics applications, and professional services expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).
Principles of consolidation
The consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software, impairment assessments of goodwill, intangible assets, and other long-lived assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could differ significantly from those estimates.
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker (CODM) in assessing performance and making decisions regarding resource allocation. We operate our business in two operating segments that also represent our reportable segments. Our segments are (1) technology and (2) professional services.
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
•Identification of the contract, or contracts, with a client;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy the performance obligation.
We recognize revenue net of any taxes collected from clients and subsequently remitted to governmental authorities.
Technology revenue
Technology revenue primarily consists of subscription fees charged to clients for access to use our technology. We provide clients access to our technology through either an all-access or limited-access, modular subscription.
The majority of our subscription arrangements are cloud-based and do not provide clients the right to take possession of the technology or contain a significant penalty if the client were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the client. Our subscription contracts generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice.
Subscriptions that allow the client to take software on-premise without significant penalty are treated as time-based licenses. These arrangements generally include access to technology, access to unspecified future products, and maintenance and support. Revenue for upfront access to our technology library is recognized at a point in time when the technology is made available to the client. Revenue for access to unspecified future products included in time-based license subscriptions is recognized ratably over the contract term beginning on the date that the access is made available to the client.
Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
Contracts with multiple performance obligations
Many of our contracts include multiple performance obligations. We account for performance obligations separately if they are capable of being distinct within the context of the contract. In these circumstances, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis. We determine standalone selling prices based on the observable price a good or service is sold for separately when available. In cases where standalone selling prices are not directly observable, based on information available, we utilize the expected cost plus a margin, adjusted market assessment, or residual estimation method. We consider all information available including our overall pricing objectives, market conditions, and other factors, which may include client demographics and the types of users.
Standalone selling prices are not directly observable for our all-access and limited-access technology arrangements, which are composed of cloud-based subscriptions, time-based licenses, and perpetual licenses. For these technology arrangements, we generally use the residual estimation method due to a limited number of standalone transactions and/or prices that are highly variable.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Variable consideration
We have also entered into at-risk and shared savings arrangements with certain clients whereby we receive variable consideration based on the achievement of measurable improvements which may include cost savings or performance against metrics. For these arrangements, we estimate revenue using the most likely amount that we will receive. Estimates are based on our historical experience and best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements, certain estimates may be constrained until the uncertainty is further resolved.
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on the consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of December 31, 2022, 2021, and 2020, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $0.9 million, $0.8 million and $1.6 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of December 31, 2022, 2021, and 2020, the total of current and non-current deferred revenue on our consolidated balance sheets was $55.1 million, $57.6 million, and $49.0 million, respectively.
Deferred costs
We capitalize sales commissions, and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of December 31, 2022 and 2021, $1.5 million and $1.4 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2022 and 2021, the remaining $2.6 million and $3.0 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $2.1 million, $1.1 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, which is included within sales and marketing expense in the consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Cost of revenue, excluding depreciation and amortization
Cost of technology revenue primarily consists of costs associated with hosting and supporting our technology, including third-party cloud computing and hosting costs, license and revenue share fees, contractor costs, and salary and related personnel costs for our cloud services and support teams. Cost of professional services revenue primarily consists of salary and related personnel costs, travel-related costs, and independent contractor costs. Cost of revenue excludes costs related to depreciation and amortization.
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
Accounts receivable
Accounts receivable are non-interest bearing and are recorded at the original invoiced amount less an allowance for credit losses based on the probability of future collections. Our allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, client payment patterns, the establishment of specific reserves for clients in an adverse financial condition, and our expectations of changes in macroeconomic conditions, including the lingering effects of the COVID-19 pandemic, high interest rates and high inflation, that may impact the collectability of outstanding receivables.
We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$1,600	$1,200	$534
Current period provision for expected credit losses	691	499	863
Write-offs, net of recoveries	9	(99)	(197)
Balance at end of period	$2,300	$1,600	$1,200
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Intangible assets
Intangible assets include developed technologies, client relationships, client contracts, and trademarks that were acquired in business combinations and asset acquisitions. Intangible assets also include the purchase of third-party computer software. The intangible assets are amortized using the straight-line method over the assets’ estimated useful lives. The estimated useful life of each asset category is as follows:

Developed technologies	3-10 years
Client relationships and contract backlog	2-7 years
Computer software licenses	1-5 years
Trademarks	1-5 years
Goodwill
We record goodwill as the difference between the aggregate consideration paid for a business combination and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, client relationships, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. Goodwill is assessed for impairment annually on October 31 or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist.
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Judgment in the assessment of qualitative factors of impairment may include changes in business climate, market conditions, or other events impacting the reporting unit.
Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit, which requires management to use significant judgment and estimation. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the reporting units, as well as the sensitivity of the respective fair values to the underlying significant assumptions. Typical methods to derive the fair value of reporting units include using the income or market approaches. The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we would typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units.
If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the years ended December 31, 2022, 2021, and 2020.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Significant estimation is required in determining the fair value of the client-related intangible assets and technology-related intangible assets.
The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income approach or cost approach to measure the fair value of intangible assets. The significant assumptions used to form the basis of the estimates included the number of engineer hours required to develop technology, expected revenue including revenue growth rates, rate and timing of obsolescence, royalty rates and earnings before interest, taxes, depreciation and amortization (EBITDA) margin used in the estimate for client relationships, and backlog. Many of these significant assumptions were forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of material assets acquired and liabilities assumed in a business combination.
For the years ended December 31, 2022, 2021, and 2020, we expensed $2.3 million, $1.4 million and $2.7 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations.
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
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations. There were no contingent consideration liabilities outstanding as of December 31, 2022.
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020, we incurred $5.7 million, $4.4 million, and $4.3 million in advertising costs, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Development costs and internal-use software
For technology products that are developed to be sold externally, we determined that technological feasibility is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are inconsequential.
We capitalize certain development costs incurred in connection with our internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by us and accessed by our clients on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life with amortization included in depreciation and amortization expense in our consolidated statements of operations.
Stock-based compensation
Stock-based awards, including stock options, restricted stock units, performance-based restricted stock units, and restricted shares are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date or, when applicable, the modification date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however, we also consider whether any adjustments are required when the market closing price does not reflect certain material non-public information that we know but is unavailable to marketplace participants on the date of grant.
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
We perform ongoing credit evaluations of our clients’ financial condition and require no collateral from clients. We review the expected collectability of accounts receivable and record an allowance for credit losses based on the probability of future collections. There was one client that had an accounts receivable balance of 10.5% of total outstanding accounts receivable as of December 31, 2022. There were no clients with outstanding accounts receivable balances as a percentage of total outstanding accounts receivable balance greater than 10% as of December 31, 2021. There were no clients with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2022, 2021, and 2020.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Restructuring costs
We define restructuring costs as expenses directly associated with restructuring activities. Such costs include severance and related tax and benefit expenses from workforce reductions, impairment of discontinued capitalized software projects, and other miscellaneous charges. In general, we record team member-related severance costs when there is a substantive plan in place and the related costs are probable and estimable. For one-time termination benefits for team members (i.e., no substantive plan or future service requirement), the cost is recorded when the team members are entitled to receive such benefits and the amount can be reasonably estimated.
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
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at December 31, 2022 and 2021. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Adoption of the new standard resulted in significant classification changes to our consolidated balance sheet as of January 1, 2022, including a decrease to accumulated deficit of $17.2 million and a decrease to additional paid-in capital of $61.2 million related to amounts attributable to the conversion premium that had previously been recorded in equity. We also recorded a net increase to the convertible senior notes balance of $44.0 million due to the reclassification of the conversion premium from equity to debt.
The adoption of this standard reduced our reported non-cash interest expense as we no longer record amortization of the debt discount attributable to the conversion premium. As we expect continued net losses in the near term, we do not expect significant changes to our diluted net loss per share calculation presented in our consolidated statements of operations. However, applying the if-converted method instead of the treasury stock method, which was being applied prior to January 1, 2022, resulted in a significant increase in the potentially dilutive securities related to convertible senior notes disclosed in the notes to the consolidated financial statements after adopting the new standard. There was no other impact to our consolidated financial statements and related disclosures as a result of the adoption of this standard.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Accounting for business combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted ASU 2021-08 and have applied that ASU prospectively to business combinations occurring on or after January 1, 2022. Prior to the adoption of the new standard, we recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with clients, at fair value on the acquisition date. The adoption of this standard did not materially impact our consolidated financial statements.
Recent accounting pronouncements not yet adopted
There have been no recent accounting pronouncements issued which are expected to have a material effect on our consolidated financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

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
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of ARMUS (in thousands):

Assets acquired:
Accounts receivable	$601
Prepaid expenses and other assets	104
ROU lease asset	169
Developed technologies	4,600
Client relationships	2,200
Trademarks	200
Total assets acquired	7,874
Less liabilities assumed:
Accounts payable	119
Accrued and other current liabilities	196
Deferred revenue	2,740
Lease liability	157
Net deferred tax liabilities	933
Total liabilities assumed	4,145
Total assets acquired, net	3,729
Goodwill	5,645
Total consideration transferred, net of cash acquired	$9,374
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include developed technology, client relationships, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of four years, six years, and three years, respectively. The resulting goodwill from the ARMUS acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the year ended December 31, 2022.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Pro forma financial information has not been presented for the ARMUS acquisition as the impact to our consolidated financial statements was not material. The amount of revenue attributable to the acquired business of ARMUS was not material to our consolidated statement of operations for year ended December 31, 2022. Income (loss) information for ARMUS after the acquisition date through December 31, 2022 is not presented as the ARMUS business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of three years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the year ended December 31, 2022, we recognized compensation expense of $1.9 million related to these retention payments. As of December 31, 2022, there is an additional $3.1 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.3 years.
KPI Ninja, Inc.
On February 24, 2022, we acquired KPI Ninja, Inc. (KPI Ninja), a leading provider of interoperability, enterprise analytics, and value-based care solutions based in Lincoln, Nebraska. We accounted for the acquisition of KPI Ninja as a business combination. KPI Ninja is known for its powerful capabilities, flexible configurations, and comprehensive applications designed to fulfill the promise of data-driven healthcare. The acquisition consideration transferred was $21.4 million and was comprised of net cash consideration of $18.5 million and Health Catalyst common shares with a fair value of $2.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in KPI Ninja.
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
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of KPI Ninja (in thousands):

Assets acquired:
Accounts receivable	$45
Prepaid expenses and other assets	197
Property and equipment, net	15
Developed technologies	13,500
Client relationships	1,100
Trademarks	800
Total assets acquired	15,657
Less liabilities assumed:
Accounts payable and other current liabilities	266
Deferred revenue	763
Net deferred tax liabilities	3,600
Total liabilities assumed	4,629
Total assets acquired, net	11,028
Goodwill	10,365
Total consideration transferred, net of cash acquired	$21,393
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include developed technology, client relationships, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of four years, six years, and five years, respectively. The resulting goodwill from the KPI Ninja acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the year ended December 31, 2022.
Pro forma financial information has not been presented for the KPI Ninja acquisition as the impact to our consolidated financial statements was not material. The amount of revenue attributable to the acquired business of KPI Ninja was not material to our consolidated statement of operations for the year ended December 31, 2022. Income (loss) information for KPI Ninja after the acquisition date through December 31, 2022 is not presented as the KPI Ninja business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the year ended December 31, 2022, we recognized compensation expense of $0.9 million related to these retention payments. As of December 31, 2022, there was an additional $2.1 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 3.2 years.

2021 Acquisition - Twistle, Inc.
On July 1, 2021, we acquired Twistle, Inc. (Twistle), a healthcare patient engagement SaaS technology company that, among other things, helps automate patient-centered, personalized, multi-channel communication between care teams and patients that aims to transform the patient experience, drive better care outcomes, and reduce healthcare costs. We accounted for the acquisition of Twistle as a business combination. The acquisition consideration transferred was $91.9 million and was comprised of net cash consideration of $46.7 million, Health Catalyst common shares with a fair value of $43.1 million, and contingent consideration based on certain earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022, with an initial fair value of $2.1 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Twistle. The earn-out contingent consideration liability was fully settled during the third quarter of 2022 for cash consideration of $1.6 million and the issuance of 439,327 shares of our common stock.
An additional 67,939 restricted shares were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares was recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14 for additional details related to our stock-based compensation.
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments were subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts were recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. For the year ended December 31, 2022, we recognized compensation expense of $5.8 million related to these retention payments which were fully paid out shortly after December 31, 2022.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Twistle (in thousands):

Assets acquired:
Accounts receivable	$1,106
Prepaid expenses and other assets	98
Property and equipment, net	57
Developed technologies	13,000
Client relationships	23,700
Trademarks	20
Total assets acquired	37,981
Less liabilities assumed:
Accounts payable and other current liabilities	161
Deferred revenue	900
Net deferred tax liabilities	7,142
Total liabilities assumed	8,203
Total assets acquired, net	29,778
Goodwill	62,150
Total consideration transferred, net of cash acquired	$91,928
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, three years, and one year, respectively. The resulting goodwill from the Twistle acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
The preliminary allocation of the consideration transferred was based on a preliminary valuation that was subject to potential adjustments. As of December 31, 2021, we recorded a measurement period adjustment as a result of a Section 382 analysis that identified pre-acquisition ownership changes and a corresponding limitation on Twistle's pre-acquisition net operating loss carryforwards. The measurement period adjustment increased both the net deferred tax liabilities assumed and acquired goodwill by $0.3 million, which is reflected in the amounts in the table above. There was also a corresponding increase to the current year deferred income tax benefit due to a discrete valuation allowance release. There were no measurement period adjustments recorded during the year ended December 31, 2022.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
2020 Acquisitions

Able Health, Inc.

On February 21, 2020, we acquired Able Health, Inc. (Able Health), a leading SaaS provider of quality and regulatory measurement tracking and reporting to healthcare providers and risk-bearing entities, in a transaction accounted for as a business combination. The acquisition consideration transferred was $21.5 million and was comprised of net cash consideration of $15.2 million, Health Catalyst common shares with a fair value of $3.3 million, and contingent consideration based on achievement of Able Health specified incremental client billings for the year ended December 31, 2020, with an initial fair value of $3.0 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Able Health. The earn-out contingent consideration liability was settled during the first quarter of 2021 through the issuance of 21,387 shares of our common stock.

An additional 179,392 restricted shares were issued pursuant to the terms of the acquisition agreement and 60,000 restricted stock units were issued in connection with the acquisition agreement. The value of these restricted shares and restricted stock units were recognized as post-combination stock-based compensation expense over their respective vesting terms. The vesting of the restricted shares was subject to one year of continuous service by the applicable team members and vested on the one-year anniversary of the acquisition closing date and the service-based condition for the restricted stock units issued pursuant to the terms of the acquisition agreement is satisfied over two years with a 50% cliff vesting period of one year and ratable quarterly vesting thereafter. Refer to Note 14 for additional details related to our stock-based compensation.

The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Able Health (in thousands):

Assets acquired:
Accounts receivable	$633
Prepaid expenses and other assets	57
Developed technologies	7,500
Client relationships	600
Trademarks	100
Total assets acquired	8,890
Less liabilities assumed:
Accounts payable and other current liabilities	91
Deferred revenue	762
Net deferred tax liabilities	1,280
Total liabilities assumed	2,133
Total assets acquired, net	6,757
Goodwill	14,725
Total consideration transferred, net of cash acquired	$21,482

The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of six years, three years, and two years, respectively. The resulting goodwill from the Able Health acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Healthfinch, Inc.
On July 31, 2020, we acquired Healthfinch, Inc. (Healthfinch), which provides a workflow integration engine delivering insights and analytics into EMR workflows to automate physicians’ ability to close patient care gaps in real-time, in a transaction accounted for as a business combination. The acquisition consideration transferred was $50.5 million and was comprised of net cash consideration of $16.9 million, Health Catalyst common shares with a fair value of $27.8 million, and contingent consideration based on certain earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021, with an initial fair value of $5.8 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Healthfinch. Approximately half of the Healthfinch earn-out contingent consideration liability was settled during the third quarter of 2021 for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability was fully settled during the first quarter of 2022 for cash consideration of $1.7 million and the issuance of 78,248 shares of our common stock.
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Healthfinch (in thousands):

Assets acquired:
Accounts receivable	$1,408
Prepaid expenses and other assets	347
Developed technologies	8,100
Client relationships and contract backlog	10,000
Trademarks	200
Total assets acquired	20,055
Less liabilities assumed:
Accounts payable and other current liabilities	408
Deferred revenue	2,100
Total liabilities assumed	2,508
Total assets acquired, net	17,547
Goodwill	32,960
Total consideration transferred, net of cash acquired	$50,507

The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships and contract backlog, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, three years, and two years, respectively. The resulting goodwill from the Healthfinch acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.

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
An additional 203,997 restricted shares were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares were recognized as post-combination stock-based compensation expense on a straight-line basis over the 12-month vesting term. 75% of these restricted shares vested on a monthly basis over a term of approximately one year and the remaining 25% vested on the one year anniversary of the acquisition closing date. Refer to Note 14 for additional details related to our stock-based compensation.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Vitalware (in thousands):

Assets acquired:
Accounts receivable	$3,220
Prepaid expenses and other assets	469
Developed technologies	18,000
Client relationships and contract backlog	43,000
Trademarks	1,400
Total assets acquired	66,089
Less liabilities assumed:
Accounts payable and other current liabilities	766
Deferred revenue	2,589
Total liabilities assumed	3,355
Total assets acquired, net	62,734
Goodwill	56,443
Total consideration transferred, net of cash acquired	$119,177
The acquired intangible assets were valued utilizing an income approach, and include client relationships, contract backlog, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, two years, four years, and for trademarks two to five years, respectively. The resulting goodwill from the Vitalware acquisition was fully allocated to the technology reporting unit and is deductible for income tax purposes.
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2022	2021	2020
Recurring technology	$175,808	$147,446	$110,467
One-time technology (i.e., perpetual license)	480	272	—
Professional services	99,948	94,208	78,378
Total revenue	$276,236	$241,926	$188,845
For the years ended December 31, 2022, 2021, and 2020, 98.0%, 99.2%, and 99.8% of revenue was related to contracts with clients located in the United States.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of December 31,
	2022	2021

Technology	$185,200	$169,190
Professional services	782	782
Total goodwill	$185,982	$169,972

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$100,829	$(61,775)	$39,054
Client relationships and contracts	84,764	(34,757)	50,007
Computer software licenses	8,791	(6,893)	1,898
Trademarks	2,720	(1,490)	1,230
Total intangible assets	$197,104	$(104,915)	$92,189
As of December 31, 2021, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$82,729	$(40,988)	$41,741
Client relationships and contracts	81,464	(21,078)	60,386
Computer software licenses	8,392	(6,590)	1,802
Trademarks	1,720	(861)	859
Total intangible assets	$174,305	$(69,517)	$104,788
Amortization expense of acquired intangible assets for the years ended December 31, 2022, 2021, and 2020 was $37.2 million, $32.0 million, and $15.9 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations. We have not incurred any intangible asset impairment charges for the years ended December 31, 2022, 2021, and 2020.
The weighted-average remaining amortization period by type of intangible assets as of December 31, 2022 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	3.0
Client relationships and contracts	4.9
Computer software licenses	2.0
Trademarks	3.4
As of December 31, 2022, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2023	$28,792
2024	22,857
2025	15,996
2026	12,631
2027	9,942
Thereafter	1,971
Total future amortization expense	$92,189

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021

Computer equipment	$10,021	$9,235
Leasehold improvements	9,969	10,832
Furniture and fixtures	3,731	3,715
Capitalized internal-use software costs	19,553	10,769
Computer software	111	198
Total property and equipment	43,385	34,749
Less: accumulated depreciation	(17,457)	(11,433)
Property and equipment, net	$25,928	$23,316
Our long-lived assets are located in the United States. Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $11.1 million, $5.5 million, and $2.9 million, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs. During the years ended December 31, 2022 and 2021 we impaired $1.2 million and $0.5 million, respectively, of leasehold improvements and furniture and fixtures related to the subleased portions of our corporate headquarters. Refer to Note 9 for additional details. During the year ended December 31, 2022, we also incurred a $1.2 million impairment related to discontinued capitalized internal-use software projects as part of restructuring. Refer to Note 11 for additional details. We did not incur any long-lived asset impairment charges for the year ended December 31, 2020.
We capitalized $14.1 million, $7.3 million, and $1.6 million of internal-use software costs for the years ended December 31, 2022, 2021, and 2020, respectively. We incurred $6.8 million, $2.4 million, and $0.7 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2022, 2021, and 2020, respectively.

6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2022, 2021, and 2020. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$114,532	$—	$—	$114,532	$114,532	$—
U.S. treasury notes	63,404	—	(427)	62,977	—	62,977
Commercial paper	150,724	2	—	150,726	—	150,726
Corporate bonds	26,235	—	(156)	26,079	—	26,079
U.S. agency securities	7,390	6	—	7,396	—	7,396
Total	$362,285	$8	$(583)	$361,710	$114,532	$247,178

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$173,475	$—	$—	$173,475	$173,475	$—
Commercial paper	153,498	—	—	153,498	—	153,498
Corporate bonds	71,259	—	(45)	71,214	4,424	66,790
Asset-backed securities	31,509	—	(43)	31,466	—	31,466
Total	$429,741	$—	$(88)	$429,653	$177,899	$251,754
The following table presents the contractual maturities of our short-term investments as of December 31, 2022 and December 31, 2021 (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$247,753	$247,178	$230,429	$230,372
Due between one and five years	—	—	21,411	21,382
Total	$247,753	$247,178	$251,840	$251,754

Accrued interest receivables related to our available-for-sale securities of $0.6 million and $0.8 million as of December 31, 2022 and 2021, respectively, were included within prepaid expenses and other assets on our consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of December 31, 2022 and 2021, there were no material unrealized losses due to expected credit loss-related factors.

7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$114,532	$—	$—	$114,532
U.S. Treasury notes	62,977	—	—	62,977
Commercial paper	—	150,726	—	150,726
Corporate bonds	—	26,079	—	26,079
U.S. agency securities	—	7,396	—	7,396
Total	$177,509	$184,201	$—	$361,710

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

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2022 and 2021.
Convertible Senior Notes
As of December 31, 2022, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $200.4 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 10—Convertible Senior Notes and Credit Facilities for further information.
Level 3 fair value measurements
Consideration for the acquisition of Healthfinch, Inc. (Healthfinch) included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Healthfinch during an earn-out period that ended on July 31, 2021. The first half of the Healthfinch earn-out contingent consideration liability was settled during 2021 for cash consideration of $1.7 million and the issuance of 78,243 shares of our common stock. The remaining Healthfinch contingent consideration liability was fully settled during the first quarter of 2022 for cash consideration of $1.7 million and the issuance of 78,248 shares of our common stock.
The Twistle acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Twistle during an earn-out period that ended on June 30, 2022. The Twistle contingent consideration was capped at $65.0 million and was paid in a combination of approximately 20% cash and 80% in shares of our common stock. The Twistle contingent consideration liability was fully settled during the third quarter of 2022 for cash consideration of $1.6 million and the issuance of 439,327 shares of our common stock.
The Able Health and Vitalware earn-out contingent consideration liabilities were fully settled during the year ended December 31, 2021 and there were no contingent consideration liabilities related to the acquisitions of KPI Ninja and ARMUS.
There were no contingent consideration liabilities outstanding as of December 31, 2022. The following table sets forth a summary of the changes in the fair value of the contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2021	$19,295
Change in fair value of contingent consideration liabilities	(5,925)
Settlement of contingent consideration	(13,370)
Balance at December 31, 2022	$—

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Nonrecurring fair value measurements
We recorded impairment charges of $3.8 million and $1.8 million related to the impairment of ROU assets, leasehold improvements, and furniture and fixtures associated with recently subleased office space during the years ended December 31, 2022 and 2021, respectively. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates. Refer to Note 9 - Leases for further information.
8. Accrued liabilities
As of December 31, 2022 and 2021, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021

Accrued compensation and benefit expenses	$12,180	$17,430
Restructuring liabilities	1,837	—
Other accrued liabilities	5,674	6,295
Total accrued liabilities	$19,691	$23,725
9. Leases
Operating leases
We lease office space and certain equipment under operating leases that expire between 2023 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. In March 2020, we entered into a lease for office space in South Jordan, Utah, that became our new company headquarters during the second quarter of 2021. This new lease for office space replaced our prior headquarters in Salt Lake City, Utah, the lease for which expired December 31, 2020. This new lease requires total lease payments of $31.7 million with a non-cancelable lease term of 11 years, excluding renewal options.
Lease payments began on January 1, 2021, however, we took initial possession of the first 64,910 square feet of the new headquarters in June 2020 to begin leasehold improvements, which resulted in a right-of-use asset and corresponding operating lease liability of $13.0 million, and commencement of operating lease expense. We took possession of an additional 53,297 square feet of the new headquarters lease in August 2020, which resulted in an additional right-of-use asset and corresponding lease liability of $10.8 million. According to the terms of our lease agreement, our leased square footage will expand which is anticipated to result in $0.3 million of additional required future lease payments per year. We have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
During the year ended December 31, 2022, we subleased multiple portions of floors of our corporate headquarters to various sublessees and during the year ended December 31, 2021 we subleased an entire floor of our corporate headquarters. We classified each sublease as an operating lease. The initial subleases have terms ranging from eighteen to thirty-eight months. We performed a recoverability test of the relevant asset groups, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of these asset groups were not fully recoverable. As a result, we measured and recognized total impairment charges of $3.8 million and $1.8 million during the years ended December 31, 2022 and 2021, respectively, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our consolidated statements of operations. During the year ended December 31, 2022, $2.6 million of the impairment charge was allocated to the ROU assets and the remaining $1.2 million was allocated to leasehold improvements, while during the year ended December 31, 2021, $1.3 million of the impairment charge was allocated to the ROU asset and the remaining $0.5 million was allocated to leasehold improvements and furniture and fixtures.
Our operating lease expense for the years ended December 31, 2022, 2021, and 2020, was $2.6 million, $3.6 million, and $4.3 million, respectively. In addition to those amounts, lease expense attributable to short-term leases with terms of 12 months or less for the years ended December 31, 2022, 2021, and 2020, was $0.1 million, $0.1 million, and $0.2 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Maturities of lease liabilities under operating leases at December 31, 2022 are as follows (in thousands):

Year ending December 31:
2023	$3,434
2024	3,072
2025	2,931
2026	2,881
2027	2,881
Thereafter	11,283
Total lease payments	26,482
Less: Imputed interest	(5,031)
Total lease liability	$21,451
Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2022	2021

Operating lease right-of-use assets	$16,658	$21,133
Operating lease liabilities, current	$3,434	$3,425
Operating lease liabilities, noncurrent	18,017	20,244
Total operating lease liabilities	$21,451	$23,669

Weighted-average remaining operating lease term (years)	8.7	9.6
Weighted-average operating lease discount rate	5.0%	5.0%

10. Convertible Senior Notes and Credit Facilities
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering). The net proceeds from the issuance of the Notes were approximately $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us.
The Notes are governed by an indenture (Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

As of December 31, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.

The interest expense recognized related to the Notes was as follows (in thousands):

	As of December 31,
	2022	2021
Contractual interest expense	$5,739	$5,750
Amortization of debt issuance costs and discount(1)	1,500	11,948
Total	$7,239	$17,698
_________________________
(1)Amortization of debt issuance costs and discount for the year ended December 31, 2022 no longer includes amortization of the debt discount attributable to the conversion premium due to the adoption of ASU 2020-06 using a modified retrospective approach. Refer to Note 1 for more information.

Based on the closing price of our common stock of $10.63 on December 31, 2022, the if-converted value of the Notes was less than their respective principal amounts.

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
Extinguishment of OrbiMed term loan
On April 14, 2020, we used $57.0 million of proceeds from the Note Offering to prepay in full all outstanding indebtedness, including prepayment penalties, under the OrbiMed term loan agreement and terminated the OrbiMed term loan agreement that we originally entered into on February 6, 2019. We recorded a loss on debt extinguishment of $8.5 million during the second quarter of 2020, including $1.5 million unamortized debt discounts and issuance costs related to the OrbiMed term loan and $7.0 million of repayment fees.

11. Restructuring Costs
During the year ended December 31, 2022, we initiated a restructuring plan to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As part of the restructuring plan, we significantly reduced investment in our life sciences business unit, which is generally part of the technology segment, and also reduced headcount throughout the Company, including among our senior leadership team. The restructuring costs primarily related to severance and other team member costs from workforce reductions, impairment of discontinued capitalized internal-use software projects, and other miscellaneous charges. We had no restructuring costs for the years ended December 31, 2021 or 2020.

The following table summarizes our restructuring costs by financial statement line item for the year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$195	$—	$34	$229
Professional services	1,081	—	58	1,139
Sales and marketing	2,215	—	808	3,023
Research and development	1,957	1,225	228	3,410
General and administrative	607	—	17	624
Total	$6,055	$1,225	$1,145	$8,425
____________________
(1)Includes other miscellaneous charges associated with the restructuring plan.

Restructuring liabilities are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
Balance as of January 1, 2022	$—
Restructuring costs	8,425
Cash payments	(4,530)
Adjustments for non-cash items(1)	(2,058)
Balance as of December 31, 2022	$1,837
____________________
(1)Non-cash items consist of the impairment of discontinued capitalized internal-use software projects and other minor miscellaneous non-cash adjustments.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Our restructuring activities are expected to continue over the next three to six months. We expect additional restructuring costs of at least $1.5 million in the first half of 2023. Restructuring initiatives are under evaluation which may affect the amount and expected timing of restructuring costs and associated payments.
12. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2022 and 2021, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 55,764,942 and 52,690,019 shares were legally issued and outstanding as of December 31, 2022 and 2021, respectively. The shares legally issued and outstanding as of December 31, 2022 and 2021, included 503,020 and 67,939 shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2022.
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2022, we repurchased and retired 709,139 shares of our common stock for $8.4 million at an average purchase price of $11.81 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $31.6 million as of December 31, 2022.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net loss per share, basic
Numerator:
Net loss	$(137,403)	$(153,210)	$(115,017)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	53,721,702	47,494,768	39,540,726
Net loss per share, basic	$(2.56)	$(3.23)	$(2.91)
Net loss per share, diluted
Numerator:
Net loss	$(137,403)	$(153,210)	$(115,017)
Dilutive change in fair value of shares issuable as contingent consideration	(4,668)	—	—
Net loss for diluted calculation	$(142,071)	$(153,210)	$(115,017)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	53,721,702	47,494,768	39,540,726
Dilutive effect of shares issuable as acquisition-related contingent consideration	358,030	—	—
Weighted-average number of shares used in calculating net loss per share, diluted	54,079,732	47,494,768	39,540,726
Net loss per share, diluted	$(2.63)	$(3.23)	$(2.91)
During the years ended December 31, 2022, 2021 and 2020, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of December 31,
	2022	2021	2020
Common stock options	1,748,306	2,115,484	3,892,936
Restricted stock units	3,292,943	2,273,354	1,839,998
Performance-based restricted stock units	534,380	319,442	—
Shares related to convertible senior notes(1)	7,516,331	2,469,624	1,281,217
Shares issuable as acquisition-related contingent consideration(2)	—	87,415	363,867
Restricted shares	503,020	67,939	332,389
Total potentially dilutive securities	13,594,980	7,333,258	7,710,407
_________________________
(1)On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for our calculation of potentially dilutive shares related to our convertible senior notes. Prior to the adoption, we applied the treasury stock method as we have the intent and ability to settle the principal amount of the convertible senior notes in cash. As such, the adoption of ASU 2020-06 resulted in a significant increase in the potentially dilutive securities disclosed in the table above as of December 31, 2022 compared to December 31, 2021. Refer to Note 1 for further details. In connection with the offering of our convertible senior notes, we entered into Capped Calls with initial caps on the conversion price of $42.00 per share, which are excluded from the calculation of diluted earnings per share, as they would be antidilutive.
(2)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the year ended December 31, 2022, but anti-dilutive during the years ended December 31, 2021 and 2020. The anti-dilutive shares issuable as acquisition-related contingent consideration as of December 31, 2021 and 2020 in the table above were calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of those dates. As of December 31, 2022 there were no longer any shares issuable as acquisition-related contingent consideration.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
As of December 31, 2022, 2021, and 2020, there were 17,929,420, 15,294,920, and 13,109,459 shares authorized for grant, respectively, and 2,479,622, 2,969,638, and 2,481,818 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively, the Stock Incentive Plan).
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Options	$2,722	$5,276	$7,793
Restricted stock units (RSUs)	54,760	40,345	21,469
Performance-based restricted stock units (PRSUs)	5,209	10,944	—
Employee stock purchase plan	1,623	1,511	1,856
Restricted shares	7,790	7,069	6,839
Total stock-based compensation	$72,104	$65,145	$37,957

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$10,288	$10,110	$4,256
Sales and marketing	28,082	22,698	13,093
Research and development	12,938	10,213	8,069
General and administrative	20,796	22,124	12,539
Total stock-based compensation	$72,104	$65,145	$37,957
For the years ended December 31, 2022, 2021, and 2020 we capitalized $1.0 million, $0.6 million, and $0.2 million respectively, of stock-based compensation as internal-use software. We did not capitalize any stock-based compensation expense to deferred costs for the years ended December 31, 2022, 2021, and 2020.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of options, which vest in accordance with service schedules, was estimated on the date of grant or, when applicable, the modification date, using the Black-Scholes option pricing model. The absence of an active market for our common stock required us to estimate the fair value of our common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. We obtained contemporaneous third-party valuations to assist in determining the estimated fair value of our common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities were based on historical volatilities of comparable companies. The expected term of the options was based on the simplified method outlined in the SEC Staff accounting guidance, under which we estimated the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represented the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. We account for forfeitures as they occur. All standard stock options outstanding at December 31, 2022 and 2021 are expected to vest according to their specific schedules.
A summary of the share option activity under the Health Catalyst Stock Plan for the year ended December 31, 2022, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,115,484	$11.45	5.9	$59,591,457
Options exercised	(353,499)	11.18
Options cancelled/forfeited	(13,679)	11.56
Outstanding at December 31, 2022	1,748,306	$11.51	4.9	$690,493
Vested and expected to vest as of December 31, 2022	1,748,306	$11.51	4.9	$690,493
Vested and exercisable as of December 31, 2022	1,702,006	$11.38	4.9	$690,493
There were no stock options granted during the years ended December 31, 2022, 2021, and 2020. The aggregate intrinsic value of stock options exercised was $3.9 million, $67.0 million, and $83.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 was $5.2 million, $6.8 million, and $9.9 million, respectively. As of December 31, 2022, approximately $0.1 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 0.1 years.
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2022	2,273,354	$43.84
RSUs granted	3,115,857	23.53
RSUs vested	(1,644,948)	35.97
RSUs forfeited	(451,320)	35.30
Unvested and outstanding at December 31, 2022	3,292,943	$29.71
During the years ended December 31, 2022, 2021, and 2020, we granted RSUs with a weighted-average grant date fair value of $23.53, $50.83, and $33.59, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $59.2 million, $38.1 million, and $18.9 million, respectively. As of December 31, 2022, we had $86.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.4 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Performance-based restricted stock units (PRSUs)
During the year ended December 31, 2022, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals as part of our annual bonus plan. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2022, and if the individual employee continues to provide services to us through the vesting date of March 1, 2023. The number of PRSUs that will ultimately vest from the 2022 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2022 against the pre-established targets.
We have also granted additional executive PRSUs based on annual performance conditions with an extended four-year service condition whereby one quarter of such shares vest on March 1 of the following year and the remainder in quarterly installments thereafter.
The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the year ended December 31, 2022:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2022	319,442	$50.28
PRSUs granted	646,975	25.46
PRSUs vested	(258,720)	50.13
PRSUs forfeited	(173,317)	34.31
Unvested and outstanding at December 31, 2022	534,380	$25.45
During the years ended December 31, 2022 and 2021, we granted PRSUs with a weighted-average grant date fair value of $25.46 and $50.24, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of PRSUs vested during the year ended December 31, 2022 was $13.0 million. As of December 31, 2022, we had $0.8 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.5 years.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	37.5%-75.8%	33.8%-40.4%	54.9%-79.8%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2%-2.5%	0.1%	0.2%-1.6%
Expected dividends	—	—	—
Expected volatility estimates were based on the historical volatility of our common stock as of the beginning of each respective offering period. The expected term of the ESPP option component was based on the six-month offering period and the risk-free rate represented the yield on U.S. Treasury bonds with maturity equal to the expected term as of the beginning of each respective offering period.
During the year ended December 31, 2022, we issued 303,685 shares under the ESPP, with a weighted-average purchase price per share of $10.38. Total cash proceeds withheld from employees for the purchase of shares under the ESPP in 2022 were $3.2 million. As of December 31, 2022, 1,332,189 shares are reserved for future issuance under the ESPP.
Restricted shares
As part of the Able Health acquisition that closed on February 21, 2020, 179,392 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to one year of continuous service by the applicable team members.
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
As part of the Twistle acquisition that closed on July 1, 2021, 67,939 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to one year or, in some instances, eighteen months of continuous service and the restricted shares were released on the eighteen-month anniversary of the acquisition closing date.
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
As of December 31, 2022, we had $7.7 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 1.1 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
15. Income Taxes
For the years ended December 31, 2022, 2021, and 2020, the income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$—	$—	$(11)
Foreign	43	27	(2)
State	200	209	92
Total current tax provision	243	236	79
Deferred taxes:
Federal	(3,723)	(5,975)	(1,044)
Foreign	(1)	—	—
State	(799)	(1,159)	(229)
Total deferred benefit	(4,523)	(7,134)	(1,273)
Total income tax benefit	$(4,280)	$(6,898)	$(1,194)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	0.5	0.6	0.1
Federal research and development credits	(0.1)	2.4	3.4
Stock-based compensation	(7.1)	6.1	8.4
Contingent consideration	0.9	(2.7)	0.9
Change in valuation allowance	(11.7)	(22.9)	(32.5)
Other, net	(0.5)	(0.2)	(0.3)
Effective income tax rate	3.0%	4.3%	1.0%

The income tax benefit of $4.3 million and $6.9 million recorded for the years ended December 31, 2022 and 2021, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the domestic valuation allowance during the respective periods. The release of valuation allowance is attributable to the acquisitions of KPI Ninja and ARMUS in 2022 and Twistle in 2021, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million and $7.1 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$151,256	$147,674
Research and development credits	27,283	27,391
IRC 174 capitalized research and development	16,564	—
Operating lease liabilities	5,453	6,044
Interest limitation carryforward	6,204	5,780
Stock-based compensation	3,363	5,430
Deferred revenue	377	1,153
Property and equipment	1,234	750
Intangible assets	1,299	571
Accrued expenses	542	416
Allowance for bad debt	577	404
Other	117	70
Total deferred income tax assets	214,269	195,683
Valuation allowance	(206,022)	(175,545)
Net deferred income tax assets	8,247	20,138
Deferred income tax liabilities:
Convertible debt	(27)	(11,093)
Operating lease right-of-use assets	(4,183)	(5,358)
Prepaid expenses	(3,034)	(2,570)
Deferred commissions	(1,002)	(1,102)
Indefinite-lived intangible assets	(65)	(58)
Deferred contract costs	(1)	(15)
Total deferred income tax liabilities	(8,312)	(20,196)
Net deferred income tax liabilities	$(65)	$(58)
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
We have provided a valuation allowance for our net deferred tax assets, absent differences related to intangible assets with indefinite lives, at December 31, 2022 and 2021, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets, apart from an immaterial deferred tax liability as noted previously. The net deferred income tax liability balance is recorded under Other Liabilities on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, respectively, the valuation allowance increased by $30.5 million and $45.5 million, respectively.
As of December 31, 2022, we had approximately $591.6 million of consolidated federal net operating loss carryforwards and $462.9 million of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2023, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
We have federal research and development credit carryforwards of $25.5 million and state research and development credit carryforwards of $10.9 million, which if not utilized will begin to expire in 2032 and 2025, respectively. To the extent we do not utilize our carryforwards within the applicable statutory carryforward periods, either because of ownership changes and limitations under Code Sections 382 and 383 and similar state laws or the lack of sufficient taxable income, the carryforwards will expire unused.
Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. The Company most recently performed a detailed analysis in December 2021 to determine whether an ownership change under Section 382 of the IRC had occurred or will occur. Due to pre-acquisition changes in ownership identified as part of the most recent Section 382 analysis, net operating loss carryforwards of $2.0 million will be permanently lost pursuant to Section 382, as well as federal research and development tax credit carryforwards $0.6 million will be permanently lost pursuant to Section 383. It is possible that additional limitations may arise in future years due to future changes in the ownership of the Company.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2019 and 2018, respectively.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$6,848	$5,578	$1,816
Increase (decrease) in unrecognized tax benefits taken in prior years	(27)	(122)	2,228
Increase in unrecognized tax benefits related to the current year	—	1,392	1,534
Ending balance	$6,821	$6,848	$5,578
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes.  However, as of December 31, 2022 and 2021, we have not accrued interest and penalties because we have net operating loss carryforwards.
16. Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business, including the matter described below.
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focuses upon Patient Safety Monitor. The Company denied the allegations and filed a Motion to Dismiss. In response, Pascal Metrics filed a Verified First Amended Complaint on April 12, 2021. On April 26, 2021, the Company filed a second motion to dismiss. The Company’s motion to dismiss was granted as to the tortious interference claim, however the case is proceeding on the trade secret misappropriation claims. On January 25, 2022 Pascal Metrics filed a Verified Second Amended Complaint with the Superior Court of the State of Delaware. The case is now in the discovery stage and a trial is scheduled for June 5, 2023. The Company believes the lawsuit is without merit and intends to continue to vigorously defend against the allegations contained in the Complaint. It is reasonably possible that a loss may be incurred, but at this time, the Company is unable to predict the outcome or reasonably estimate the amount of loss or range of losses that could potentially result from this litigation. Given the uncertain nature of litigation, there can be no assurance that this matter will not have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
17. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the year ended December 31, 2022, approximately 20% of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $110.9 million of revenue on unsatisfied performance obligations as of December 31, 2022. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
18. Related Parties
In the past, we entered into arrangements with a client, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the client’s management was a member of our board of directors. This former director served on our board from January 2018 to May 2021. He resigned from his executive position with our client on March 31, 2021. As such, we no longer consider this client to be a related party subsequent to March 31, 2021.
We recognized $0.9 million of revenue from this client prior to the related party relationship ending during the year ended December 31, 2021. For the year ended December 31, 2020, we recognized $2.6 million in revenue from this former related party.
In the past, we entered into revenue arrangements with clients that were also our investors. None of these clients held a significant amount of ownership in our equity interests at the time.
19. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $4.9 million, $3.8 million, and $3.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, we matched 100% of the first 4% and 3%, respectively, of an employees’ 401(k) plan contributions.
20. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:
•Technology - Our technology segment (Technology) includes our data platform, analytics applications and support services and generates revenues primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and
•Professional Services - Our professional services segment (Professional Services) is generally the combination of analytics, implementation, strategic advisory, outsource, and improvement services to deliver expertise to our clients to more fully configure and utilize the benefits of our Technology offerings.
Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external clients. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Segment revenue and Adjusted Gross Profit for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Technology	$176,288	$147,718	$110,467
Professional Services	99,948	94,208	78,378
Total	$276,236	$241,926	$188,845

	Year Ended December 31,
	2022	2021	2020
Adjusted Gross Profit:
Technology	$122,284	$102,326	$75,666
Professional Services	23,565	25,544	19,358
Total reportable segments Adjusted Gross Profit	145,849	127,870	95,024
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(10,288)	(10,110)	(4,256)
Acquisition-related costs, net(1)	(1,006)	(188)	—
Restructuring costs	(1,368)	—	—
Less other reconciling items:
Sales and marketing	(87,514)	(75,027)	(55,411)
Research and development	(75,680)	(62,733)	(53,517)
General and administrative	(61,701)	(85,934)	(59,240)
Depreciation and amortization	(48,297)	(37,528)	(18,725)
Debt extinguishment costs	—	—	(8,514)
Interest and other expense, net	(1,678)	(16,458)	(11,572)
Loss before income taxes	$(141,683)	$(160,108)	$(116,211)
____________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Our board of directors has adopted a Code of Business Conduct and Ethics (Code of Conduct) that applies to all officers, directors, and employees, which is available on our website at ir.healthcatalyst.com under "Corporate Governance." The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.

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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	Filed herewith

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	Filed herewith

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated March 27, 2014, between the Registrant and Bryan Hunt.	10-K	10.10	February 25, 2021

10.9#	Offer Letter, dated May 20, 2013, between the Registrant and J. Patrick Nelli.	S-1	10.8	June 27, 2019

10.10#	Offer Letter, dated September 26, 2011, between the Registrant and Paul Horstmeier.	S-1	10.9	June 27, 2019

10.11#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.12#	Offer Letter, dated December 3, 2015, between the Registrant and Daniel Orenstein.	S-1	10.11	June 27, 2019

10.13#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021

10.14#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.15#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

10.16#	Separation and Release Agreement, dated December 30, 2022, between the Registrant and J. Patrick Nelli.	Filed herewith

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 2/28/2023	By:	/s/ Bryan Hunt
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

Signature	Title	Date

/s/ Daniel Burton	Chief Executive Officer and Director	2/28/2023
Daniel Burton	(Principal Executive Officer)

/s/ Bryan Hunt	Chief Financial Officer	2/28/2023
Bryan Hunt	(Principal Financial Officer)

/s/ Jason Alger	Chief Accounting Officer	2/28/2023
Jason Alger	(Principal Accounting Officer)

/s/ John A. Kane	Director	2/28/2023
John A. Kane

/s/ Duncan Gallagher	Director	2/28/2023
Duncan Gallagher

/s/ Julie Larson-Green	Director	2/28/2023
Julie Larson-Green

/s/ Anita V. Pramoda	Director	2/28/2023
Anita V. Pramoda

/s/ S. Dawn Smith	Director	2/28/2023
S. Dawn Smith

/s/ Mark Templeton	Director	2/28/2023
Mark Templeton