Form 10-Q
period 2023-03-31
Health Catalyst, Inc.
filed 2023-05-10
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐	Emerging growth company	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023, the Registrant had 56,260,231 shares of common stock outstanding.

HEALTH CATALYST, INC.

Special Note Regarding Forward-looking Statements
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Health Catalyst,” “we,” “us,” “our,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries. This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are only predictions based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” or “contemplate,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of expectations, projections, plans, strategy, intentions, or future results of operations or financial performance. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our:

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
•ability to successfully identify, acquire, and integrate companies and assets; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto), natural disasters or public health emergencies, such as the COVID-19 pandemic, on our business and results of operations.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K.
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

•Macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto) and the lingering effects of the global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,479	$116,312
Short-term investments	223,448	247,178
Accounts receivable, net	61,862	47,970
Prepaid expenses and other assets	15,728	16,335
Total current assets	434,517	427,795
Property and equipment, net	26,441	25,928
Operating lease right-of-use assets	16,161	16,658
Intangible assets, net	84,410	92,189
Goodwill	185,982	185,982
Other assets	4,790	3,734
Total assets	$752,301	$752,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,243	$4,424
Accrued liabilities	23,953	19,691
Deferred revenue	65,905	54,961
Operating lease liabilities	3,394	3,434
Total current liabilities	102,495	82,510
Convertible senior notes	226,900	226,523
Deferred revenue, net of current portion	189	105
Operating lease liabilities, net of current portion	17,448	18,017
Other liabilities	123	121
Total liabilities	347,155	327,276

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share, and additional paid in capital; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 55,843,457 and 55,261,922 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,437,654	1,424,681
Accumulated deficit	(1,032,213)	(999,023)
Accumulated other comprehensive loss	(295)	(648)
Total stockholders’ equity	405,146	425,010
Total liabilities and stockholders’ equity	$752,301	$752,286

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Technology	$47,186	$42,230
Professional services	26,682	25,857
Total revenue	73,868	68,087
Cost of revenue, excluding depreciation and amortization:
Technology	14,727	13,327
Professional services	23,577	20,669
Total cost of revenue, excluding depreciation and amortization	38,304	33,996
Operating expenses:
Sales and marketing	18,569	20,818
Research and development	17,082	17,148
General and administrative	23,833	8,823
Depreciation and amortization	10,994	11,649
Total operating expenses	70,478	58,438
Loss from operations	(34,914)	(24,347)
Interest and other income (expense), net	1,793	(1,662)
Loss before income taxes	(33,121)	(26,009)
Income tax provision (benefit)	69	(3,551)
Net loss	$(33,190)	$(22,458)
Net loss per share, basic	$(0.60)	$(0.42)
Net loss per share, diluted	$(0.60)	$(0.54)
Weighted-average shares outstanding used in calculating net loss per share, basic	55,485	53,007
Weighted-average shares outstanding used in calculating net loss per share, diluted	55,485	53,215

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(33,190)	$(22,458)

Other comprehensive gain (loss):
Change in net unrealized gains (losses) on available for sale investments	348	(118)
Change in foreign currency translation adjustment	5	(78)
Comprehensive loss	$(32,837)	$(22,654)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	628,687	—	—	—	—
Exercise of stock options	97,875	727	—	—	727
Stock-based compensation	—	14,054	—	—	14,054
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(33,190)	—	(33,190)
Other comprehensive income	—	—	—	353	353
Balance as of March 31, 2023	55,843,457	$1,437,654	$(1,032,213)	$(295)	$405,146

	Three Months Ended March 31, 2022
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	52,622,080	$1,401,025	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units	534,037	—	—	—	—
Exercise of stock options	153,221	1,809	—	—	1,809
Stock-based compensation	—	18,438	—	—	18,438
Issuance of common stock for settlement of contingent consideration	78,248	2,306	—	—	2,306
Issuance of common stock related to acquisitions	106,097	2,885	—	—	2,885
Net loss	—	—	(22,458)	—	(22,458)
Other comprehensive loss	—	—	—	(196)	(196)
Balance as of March 31, 2022	53,493,683	$1,365,250	$(884,078)	$(263)	$480,909
The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(33,190)	$(22,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,884	18,120
Depreciation and amortization	10,994	11,649
Change in fair value of contingent consideration liabilities	—	(8,424)
Non-cash operating lease expense	764	819
Investment (discount) premium amortization	(1,979)	398
Amortization of debt discount and issuance costs	377	374
Provision for expected credit losses	1,514	200
Deferred tax provision (benefit)	2	(3,598)
Other	19	(49)
Change in operating assets and liabilities:
Accounts receivable, net	(15,405)	6,019
Prepaid expenses and other assets	(420)	437
Accounts payable, accrued liabilities, and other liabilities	7,709	(4,812)
Deferred revenue	11,027	4,106
Contingent consideration liabilities	—	(741)
Operating lease liabilities	(876)	(882)
Net cash (used in) provided by operating activities	(5,580)	1,158

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	107,100	80,960
Purchase of short-term investments	(81,070)	(56,719)
Acquisition of business, net of cash acquired	—	(18,509)
Capitalization of internal-use software	(2,864)	(3,261)
Purchase of intangible assets	(98)	(463)
Purchase of property and equipment	(425)	(356)
Proceeds from the sale of property and equipment	6	4
Net cash provided by investing activities	22,649	1,656

Cash flows from financing activities
Proceeds from exercise of stock options	727	1,809
Proceeds from employee stock purchase plan	1,174	1,509
Repurchase of common stock	(1,808)	—
Payments of acquisition-related consideration	—	(930)
Net cash provided by financing activities	93	2,388
Effect of exchange rate changes on cash and cash equivalents	5	(1)
Net increase in cash and cash equivalents	17,167	5,201

Cash and cash equivalents at beginning of period	116,312	193,227
Cash and cash equivalents at end of period	$133,479	$198,428

Supplemental disclosures of non-cash investing and financing information
Capitalized internal-use software included in accounts payable and accrued liabilities	$855	$528
Stock-based compensation capitalized as internal-use software	171	318
Purchase of property and equipment included in accounts payable and accrued liabilities	75	—
Common stock issued for settlement of contingent consideration	—	2,306
Common stock issued in connection with acquisitions	—	2,885
Purchase of intangible assets included in accounts payable and accrued liabilities	—	885

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
Interim Unaudited Condensed Consolidated Financial Statements
Our accompanying interim condensed consolidated balance sheet as of March 31, 2023, the interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, our interim condensed consolidated statements of stockholders' equity for the three months ended March 31, 2023 and 2022, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. Our condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of March 31, 2023 and December 31, 2022, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $1.7 million and $0.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of March 31, 2023 and December 31, 2022, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $66.1 million and $55.1 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2023 and December 31, 2022, $1.8 million and $1.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the remaining $3.2 million and $2.6 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, client payment patterns, the establishment of specific reserves for clients in an adverse financial condition, and our expectations of changes in macroeconomic conditions, including high interest rates and high inflation, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)
Allowance for credit loss at the beginning of period	$2,300	$1,600
Current period provision for expected credit losses	1,514	200
Less: Write-offs, net of recoveries	(14)	—
Allowance for credit loss at the end of period	$3,800	$1,800
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
When there are indicators of potential impairment, we evaluate the recoverability of the carrying values by comparing the carrying amount of the applicable asset group to the estimated undiscounted future cash flows expected to be generated by the asset group over the remaining useful life of the primary asset, plus any terminal value, in the asset group. If the carrying amount of the asset group exceeds those estimated future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the long-lived assets exceeds the fair value of the assets. We did not incur any long-lived impairment charges for the three months ended March 31, 2023 and 2022.
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
If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three months ended March 31, 2023 and 2022.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the three months ended March 31, 2023 there were no transaction costs associated with business combinations and for the three months ended March 31, 2022, we expensed $1.7 million of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our condensed consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations. There were no contingent consideration liabilities outstanding during the three months ended March 31, 2023.
Advertising costs
All advertising costs are expensed as incurred. For the three months ended March 31, 2023 and 2022, we incurred $0.3 million and $1.0 million in advertising costs, respectively.
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
For awards subject to performance conditions, we record expense when the performance condition becomes probable. Each reporting period we evaluate the probability of achieving the performance criteria, estimate the number of shares that are expected to vest, and adjust the related compensation expense accordingly. For awards subject to market conditions, we estimate the fair value as of the grant date using a Monte Carlo simulation valuation model which requires the use of various assumptions, including historic stock price volatility and risk-free interest rates as of the valuation date corresponding to the length of time remaining in the performance period. Stock-based compensation expense for awards with market conditions is recognized over the requisite service period using the accelerated attribution method and is not reversed if the market condition is not met.
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
The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at March 31, 2023 and December 31, 2022. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The operating lease ROU asset also includes any lease payments made and excludes lease executory costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not have lease agreements that contain non-lease components, which generally would be accounted for separately
Foreign currency
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of three years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three months ended March 31, 2023, we recognized compensation expense of $0.3 million related to these retention payments. As of March 31, 2023, there is an additional $2.7 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.1 years.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three months ended March 31, 2023, we recognized compensation expense of $0.2 million related to these retention payments. As of March 31, 2023, there was an additional $1.9 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.9 years.

3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Recurring technology	$46,928	$41,750
One-time technology (i.e., perpetual license)	258	480
Professional services	26,682	25,857
Total revenue	$73,868	$68,087
For the three months ended March 31, 2023 and 2022, 98.0% and 99.1%, respectively, of revenue was related to contracts with clients located in the United States.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Technology	$185,200	$185,200
Professional services	782	782
Total goodwill	$185,982	$185,982

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2023, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$100,829	$(66,504)	$34,325
Client relationships and contracts	84,764	(37,328)	47,436
Computer software licenses	8,351	(6,835)	1,516
Trademarks	2,720	(1,587)	1,133
Total intangible assets	$196,664	$(112,254)	$84,410
As of December 31, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$100,829	$(61,775)	$39,054
Client relationships and contracts	84,764	(34,757)	50,007
Computer software licenses	8,791	(6,893)	1,898
Trademarks	2,720	(1,490)	1,230
Total intangible assets	$197,104	$(104,915)	$92,189
Amortization expense of acquired intangible assets was $7.8 million and $9.3 million for the three months ended March 31, 2023, and 2022, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three months ended March 31, 2023 and 2022.
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Computer equipment	$10,078	$10,021
Leasehold improvements	10,013	9,969
Furniture and fixtures	3,726	3,731
Capitalized internal-use software costs	21,646	19,553
Computer software	111	111
Total property and equipment	45,574	43,385
Less: accumulated depreciation	(19,133)	(17,457)
Property and equipment, net	$26,441	$25,928
Our long-lived assets are located in the United States. Depreciation expense totaled $3.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
We capitalized $3.4 million and $3.7 million of internal-use software costs for the three months ended March 31, 2023 and 2022, respectively. We incurred $2.2 million and $1.3 million of capitalized internal-use software cost amortization expense for the three months ended March 31, 2023 and 2022, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three months ended March 31, 2023 and 2022. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$121,161	$—	$—	$121,161	$121,161	$—
U.S. Treasury notes	49,703	—	(216)	49,487	—	49,487
Commercial paper	120,076	1	—	120,077	—	120,077
Corporate bonds	30,636	—	(87)	30,549	—	30,549
U.S. agency securities	23,260	75	—	23,335	—	23,335
Total	$344,836	$76	$(303)	$344,609	$121,161	$223,448

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$114,532	$—	$—	$114,532	$114,532	$—
US treasury notes	63,404	—	(427)	62,977	—	62,977
Commercial paper	150,724	2	—	150,726	—	150,726
Corporate bonds	26,235	—	(156)	26,079	—	26,079
U.S. agency securities	7,390	6	—	7,396	—	7,396
Total	$362,285	$8	$(583)	$361,710	$114,532	$247,178

The following table presents the contractual maturities of our short-term investments as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$223,675	$223,448	$247,753	$247,178
Due between one and five years	—	—	—	—
Total	$223,675	$223,448	$247,753	$247,178
Accrued interest receivables related to our available-for-sale securities of $0.7 million and $0.6 million as of March 31, 2023 and December 31, 2022 were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2023 and December 31, 2022, there were no material unrealized losses due to expected credit loss-related factors.

7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of March 31, 2023 were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$121,161	$—	$—	$121,161
U.S. Treasury notes	49,487	—	—	49,487
Commercial paper	—	120,077	—	120,077
Corporate bonds	—	30,549	—	30,549
Asset-backed securities	—	23,335	—	23,335
Total	$170,648	$173,961	$—	$344,609
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$114,532	$—	$—	$114,532
U.S. Treasury notes	62,977	—	—	62,977
Commercial paper	—	150,726	—	150,726
Corporate bonds	—	26,079	—	26,079
U.S. agency securities	—	7,396	—	7,396
Total	$177,509	$184,201	$—	$361,710
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2023 and 2022.
Convertible Senior Notes
As of March 31, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $209.2 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued liabilities
As of March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Accrued compensation and benefit expenses	$8,221	$12,180
Accrued litigation costs(1)	10,471	—
Restructuring liabilities(2)	1,067	1,837
Other accrued liabilities	4,194	5,674
Total accrued liabilities	$23,953	$19,691
__________________
(1)Accrued litigation costs include costs related to litigation that are outside the ordinary course of our business. For additional details, refer to Note 14 in our condensed consolidated financial statements.
(2)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 18 in our condensed consolidated financial statements.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as non-current.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Contractual interest expense	$1,441	$1,431
Amortization of debt issuance costs and discount	377	374
Total	$1,818	$1,805

The net carrying value of the liability component of the Notes was as follows (in thousands):

March 31, 2023
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(3,100)
Net carrying amount	$226,900
Based on the closing price of our common stock of $11.67 on March 31, 2023, the if-converted value of the Notes was less than their respective principal amounts.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

10. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2023 and December 31, 2022, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 56,257,248 and 55,764,942 shares were legally issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The shares legally issued and outstanding as of March 31, 2023 and December 31, 2022 included 413,791 and 503,020 restricted shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2023.
Share repurchase plan
During the third quarter of 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the $8.4 million of share repurchases we entered into during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of March 31, 2023.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net loss per share, basic
Numerator:
Net loss	$(33,190)	$(22,458)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	55,484,835	53,006,704
Net loss per share, basic	$(0.60)	$(0.42)
Net loss per share, diluted
Numerator:
Net loss	$(33,190)	$(22,458)
Dilutive change in fair value of shares issuable as contingent consideration(1)	—	(6,104)
Net loss for diluted calculation	$(33,190)	$(28,562)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	55,484,835	53,006,704
Dilutive effect of shares issuable as acquisition-related contingent consideration(1)	—	208,326
Weighted-average number of shares used in calculating net loss per share, diluted	55,484,835	53,215,030
Net loss per share, diluted	$(0.60)	$(0.54)
____________________
(1)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the three months ended March 31, 2022. During the three months ended March 31, 2023, there were no longer any shares issuable as acquisition-related contingent consideration.
During the three months ended March 31, 2023 and 2022, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of March 31,
	2023	2022
	(unaudited)
Common stock options	1,635,485	1,959,414
Restricted stock units	4,735,320	4,184,519
Performance-based restricted stock units	205,178	554,716
Shares related to convertible senior notes	7,516,331	7,516,331
Employee stock purchase plan	256,332	88,677
Restricted shares	413,791	424,858
Total	14,762,437	14,728,515

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2023, there were an additional 2,788,247 shares reserved for issuance under the 2019 Plan.
As of March 31, 2023 and December 31, 2022, there were 20,717,667 and 17,929,420 shares authorized for grant, respectively, and 3,630,182 and 2,479,622 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively, the Stock Incentive Plan).
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Options	$59	$904
Restricted stock units	11,103	12,048
Performance-based restricted stock units	303	3,296
Employee stock purchase plan	582	447
Restricted shares	1,837	1,425
Total stock-based compensation	$13,884	$18,120

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cost of revenue	$2,190	$2,756
Sales and marketing	5,442	7,013
Research and development	2,673	3,090
General and administrative	3,579	5,261
Total stock-based compensation	$13,884	$18,120

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock Options
There were no stock options granted during the three months ended March 31, 2023 or 2022. A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2023, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2023	1,748,306	$11.51
Options exercised	(97,875)	7.43
Options cancelled/forfeited	(14,946)	9.80
Outstanding at March 31, 2023	1,635,485	$11.77	4.8	$1,507,519
Vested and expected to vest as of March 31, 2023	1,635,485	$11.77	4.8	$1,507,519
Vested and exercisable as of March 31, 2023	1,635,375	$11.76	4.8	$1,507,519
The aggregate intrinsic value of stock options exercised was $0.5 million for the three months ended March 31, 2023. The total grant-date fair value of stock options vested during the three months ended March 31, 2023 was $0.4 million. As of March 31, 2023, less than $0.1 million of unrecognized compensation expense related to our stock options is expected to be recognized over a remaining weighted-average period of 0.1 years.
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2023	3,292,943	$29.71
RSUs granted	1,984,624	11.79
RSUs vested	(350,210)	33.48
RSUs forfeited	(192,037)	31.50
Unvested and outstanding at March 31, 2023	4,735,320	$21.85

During the three months ended March 31, 2023 and 2022, we granted RSUs with a weighted-average grant date fair value of $11.79 and $27.19, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was $11.7 million and $11.4 million, respectively. As of March 31, 2023, we had $92.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.6 years.
Performance-based restricted stock units (PRSUs)
During the year ended December 31, 2022, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals for fiscal 2022. These PRSUs vested to the extent the applicable performance conditions were achieved for the year ended December 31, 2022 and if the individual employee continued to provide services to us through the vesting date of March 1, 2023. The percentage of PRSUs that ultimately vested from the 2022 PRSU grants based on our performance during fiscal 2022 against the pre-established targets ranged from 0% for named executive officers to approximately 42% for other eligible employees.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During fiscal 2022, we also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares were scheduled to vest on March 1, 2023, and the remainder in quarterly installments thereafter. However, due to the fiscal 2022 pre-established thresholds not being met, 0% of these executive PRSUs granted in 2022 will vest.
During the three months ended March 31, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2023, 2024, and 2025 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024 and 2025 vesting periods, each rounded to the nearest whole share.

The fair value of the market-based tranches included in the 2023 executive PRSUs is estimated on the date of grant using the Monte Carlo simulation valuation model with the following assumptions for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
(unaudited)
Expected volatility	61.7%
Expected term (in years)	1 - 3
Risk-free interest rate	4.38% - 5.01%
Expected dividends	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the three months ended March 31, 2023:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2023	534,380	$25.45
PRSUs granted	199,071	12.63
PRSUs vested	(189,248)	25.02
PRSUs forfeited	(339,025)	25.31
Unvested and outstanding at March 31, 2023	205,178	$13.63

During the three months ended March 31, 2023 and 2022, we granted PRSUs with a weighted-average grant date fair value of $12.63 and $27.19, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches. The total grant date fair value of PRSUs vested during the three months ended March 31, 2023 and 2022 was $4.7 million and $12.7 million, respectively. As of March 31, 2023, we had $2.4 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.9 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Employee stock purchase plan

In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 557,649 shares.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Expected volatility	99.4%	37.5%
Expected term (in months)	6	6
Risk-free interest rate	4.77%	0.22%
Expected dividends	—	—
As of March 31, 2023, a total of 256,332 shares were estimated to be issuable to employees based on current offering period ESPP contribution elections and unrecognized ESPP compensation cost was $0.6 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2023. As of March 31, 2023, 1,889,838 shares are available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As part of the ARMUS acquisition that closed on April 29, 2022, 235,330 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares is subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date
As of March 31, 2023, we had $5.9 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.8 years.

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
For the three months ended March 31, 2023 and 2022, our estimated effective tax rate was (0.2)% and 13.7%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2023 and December 31, 2022, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended March 31, 2023. For the three months ended March 31, 2022, we recorded an income tax benefit of $3.6 million. The income tax benefit of $3.6 million recorded for the three months ended March 31, 2022 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the first quarter of 2022. The release of valuation allowance is attributable to the acquisition of KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. We are also party to the proceedings set forth below.
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focuses upon Patient Safety Monitor. The Company denied the allegations and filed a Motion to Dismiss. In response, Pascal Metrics filed a Verified First Amended Complaint on April 12, 2021. On April 26, 2021, the Company filed a second motion to dismiss. The Company’s motion to dismiss was granted as to the tortious interference claim; however, the case is proceeding on the trade secret misappropriation claims. On January 25, 2022, Pascal Metrics filed a Verified Second Amended Complaint with the Superior Court of the State of Delaware. Discovery is closed and the court has ruled on all dispositive motions. The trial is scheduled for June 5, 2023. The Company believes the lawsuit is without merit and intends to continue to vigorously defend against the allegations contained in the Complaint. It is reasonably possible that a loss in excess of amounts accrued may be incurred, but at this time, we are unable to predict the outcome. We have accrued a loss contingency of $10 million. We believe a reasonable range of the amount of loss may be between $10 million to $25 million, but we are unable to predict the amount of loss that could potentially result from this lawsuit. Given the uncertain nature of litigation, there can be no assurance that this matter will not have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows.
15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended March 31, 2023 and 2022, 39% and 45%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $128.1 million of revenue on unsatisfied performance obligations as of March 31, 2023. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
16. Related Parties
We did not have any material related party transactions during the three months ended March 31, 2023 and 2022 and we didn’t have any receivables or deferred revenue from related parties as of March 31, 2023 and December 31, 2022.
We have revenue arrangements with clients that are also our investors. None of these clients hold a significant amount of ownership in our equity interests.

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
Segment revenue and Adjusted Gross Profit for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenue
Technology	$47,186	$42,230
Professional Services	26,682	25,857
Total	$73,868	$68,087

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Adjusted Gross Profit
Technology	$32,958	$29,598
Professional Services	5,414	7,574
Total reportable segments Adjusted Gross Profit	38,372	37,172
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,190)	(2,756)
Acquisition-related costs, net(1)	(172)	(325)
Restructuring costs	(446)	0
Less other reconciling items:
Sales and marketing	(18,569)	(20,818)
Research and development	(17,082)	(17,148)
General and administrative	(23,833)	(8,823)
Depreciation and amortization	(10,994)	(11,649)
Interest and other expense, net	1,793	(1,662)
Net loss before income taxes	$(33,121)	$(26,009)
____________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

18. Restructuring Costs
During the third quarter of 2022, we initiated a restructuring plan to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As part of the restructuring plan, we significantly reduced investment in our life sciences business unit, which is generally part of the technology segment, and also reduced headcount throughout the Company, including among our senior leadership team. The restructuring costs primarily related to severance and other team member costs from workforce reductions, impairment of discontinued capitalized internal-use software projects, and other miscellaneous charges.
As of March 31, 2023, we have substantially completed all actions under our plan and we believe we have accrued for these costs accordingly. The remaining activity under the plan is primarily related to cash outlays to be made to impacted team members.
The following table summarizes our restructuring costs by financial statement line item for the three months ended March 31, 2023 (in thousands). We had no restructuring costs for the three months ended March 31, 2022.

	Three Months Ended March 31, 2023
	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—	$—	$12
Professional services	434	—	—	434
Sales and marketing	1,190	—	15	1,205
Research and development	286	—	—	286
General and administrative	94	—	24	118
Total	$2,016	$—	$39	$2,055

Cumulative charges incurred through March 31, 2023	$8,071	$1,225	$1,184	$10,480
____________________
(1)Includes other miscellaneous charges associated with the restructuring plan.
Restructuring liabilities are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of January 1, 2023	$1,837
Restructuring costs	2,055
Cash payments	(2,825)
Balance as of March 31, 2023	$1,067

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
Highlights from the three months ended March 31, 2023 included:
•We recognized total revenue of $73.9 million and $68.1 million for the three months ended March 31, 2023 and 2022, respectively. The growth in revenue was primarily due to revenue from new clients, including clients of our recently acquired entities, and existing clients paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $33.2 million and $22.5 million for the three months ended March 31, 2023 and 2022, respectively.
•Our Adjusted EBITDA was $4.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
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
The health system end market, in particular, is experiencing meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We anticipate this dynamic to persist for at least the next few quarters. Translating this to our business, we have seen a decrease in pipeline demand and some elevated realized and anticipated churn levels, primarily for the parts of our Solution that do not offer near-term, financial return on investment (ROI), such as our clinically-focused technology offerings and our more traditional consulting Professional Services.

While we have seen that this financial strain has continued to pressure health system budgets, we have continued to hear a strong acknowledgement that our offering includes solutions that directly reduce health systems’ current financial pressure, especially related to the segments of our offering that have a clear, near-term financial ROI, such as our Tech-enabled Managed Services offering, our Financial Empowerment technology suite, and components of our Population Health technology suite.

In terms of other near-term implications of the challenging macroeconomic environment, we continue to anticipate a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our DOS client base, as well as upsells to our over 400 other more modular non-DOS clients. This expectation is driven by our belief that many existing clients that have already realized a strong ROI and are aligned on a long-term partnership framework are more receptive to expansion conversations, as compared to discussions with clients about beginning a relationship. We continue to anticipate our 2023 Professional Services dollar-based retention achievement will be higher than Technology, largely driven by our Tech-enabled Managed Services pipeline. Additionally, we anticipate that the elevated technology churn levels, primarily for the parts of our Solution that do not offer near-term, financial ROI, will be more heavily weighted toward the first half of 2023, inclusive of some smaller, more modular DOS relationships. We continue to anticipate that a higher proportion of our net bookings will occur in the second half of 2023 as compared to our historical average, largely resulting from the anticipated timing of our larger pipeline opportunities, inclusive of our Tech-enabled Managed Services pipeline. Lastly, we continue to expect that our new DOS client additions will have a lower average starting ARR as compared to historical levels, driven by the current end market dynamics influencing a greater proportion of clients to begin with a more modular solution as compared to historical levels.

We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Clients whose contracts typically have built-in, contractual technology revenue escalators. As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a small subset of modular clients and smaller DOS platform clients have lowered their application and analytics spend. Given the improved bookings performance of our Tech-enabled Managed Services offering during the second half of 2022, which is anticipated to continue in 2023, we expect a slightly higher proportion of our revenue growth in 2023 will likely come from our professional services offering, as health systems look for solutions to effectively address their near-term labor expense challenges. While this expected change in revenue mix will likely lead to lower Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in 2023 as compared to prior years, we expect that we will continue to achieve improvements in our Adjusted EBITDA as a result of the minimal incremental operating expense required to support our Tech-enabled Managed Services growth. We continue to anticipate our adjusted operating expenses as a percentage of revenue will be lower, largely due to our restructuring efforts and meaningful continued operating leverage.
We proactively responded to the challenging macroeconomic environment with a strategic operating plan that emphasizes our offerings and go-to-market approach in the areas where we have the most competitive differentiation and where clients are most likely to achieve measurable financial and operational ROI both in the near term and over time. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make several investments in research and development, primarily in enhancing the capabilities within our DOS platform, in order to maintain our position as a market-leading data platform over the long term.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Total revenue	$73,868	$68,087
Adjusted Technology Gross Profit	$32,958	$29,598
Adjusted Technology Gross Margin	70%	70%
Adjusted Professional Services Gross Profit	$5,414	$7,574
Adjusted Professional Services Gross Margin	20%	29%
Total Adjusted Gross Profit	$38,372	$37,172
Total Adjusted Gross Margin	52%	55%
Adjusted EBITDA	$4,164	$671
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
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$47,186	$26,682	$73,868
Cost of revenue, excluding depreciation and amortization	(14,727)	(23,577)	(38,304)
Gross profit, excluding depreciation and amortization	32,459	3,105	35,564
Add:
Stock-based compensation	416	1,774	2,190
Acquisition-related costs, net(1)	71	101	172
Restructuring costs(2)	12	434	446
Adjusted Gross Profit	$32,958	$5,414	$38,372
Gross margin, excluding depreciation and amortization	69%	12%	48%
Adjusted Gross Margin	70%	20%	52%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the KPI Ninja and ARMUS acquisitions.
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

Adjusted Technology Gross Margin remained consistent at 70% for the three months ended March 31, 2023 and 2022. The year-over-year result was mainly driven by existing clients paying higher technology access fees from contractual, built-in escalators, without the corresponding increase in hosting costs. The increase was offset by headwinds due to the continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as increased support costs without a commensurate increase in revenue.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of clients from our managed data centers or on-premise to third-party hosted data centers with Microsoft Azure as well as the migration of a subset of clients to our multi-tenant, Snowflake and Databricks-enabled data platform environment. The potential decline is also attributable to a small subset of modular clients reducing their subscriptions to our software analytic applications, which tend to be higher margin offerings.
Adjusted Professional Services Gross Margin decreased from 29% for the three months ended March 31, 2022 to 20% for the three months ended March 31, 2023, primarily due to growth in Tech-enabled Managed Services, which start at a lower gross margin than many of our other professional service offerings, and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
We expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis and potentially decline in the near term due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to the uncertain and challenging macroeconomic environment. Specifically, in the near term, we expect our mix of services to include more Tech-enabled Managed Services, which have minimal initial services gross margins that gradually increase over time as we drive efficiencies in service delivery through the use of our technology. As part of our Tech-enabled Managed Services contracts, we often re-badge existing health system team members within the applicable functional area as Health Catalyst team members. We often provide a client with a near-term discount relative to their existing costs for the scope of the Tech-enabled Managed Services opportunity, and we drive incremental gross margin over time by leveraging our technology and know-how to make processes more efficient and reduce the client's labor costs. While there will likely be a headwind to gross margin from these Tech-enabled Managed Services in the near term, we believe this model will benefit our mid and long-term Adjusted EBITDA and profitability targets due to improved direct margin on these services over time, our ability to drive operating leverage with lower relative incremental operating expense investment required, and the fact that these contracts typically result in long-term technology subscription contract renewals or expansion.
Total Adjusted Gross Margin decreased from 55% for the three months ended March 31, 2022 to 52% for the three months ended March 31, 2023. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including Tech-enabled Managed Services.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) litigation costs, and (vii) restructuring costs. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs and litigation costs allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives, and we generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(33,190)	$(22,458)
Add:
Interest and other (income) expense, net	(1,793)	1,662
Income tax provision (benefit)	69	(3,551)
Depreciation and amortization	10,994	11,649
Stock-based compensation	13,884	18,120
Acquisition-related costs, net(1)	481	(4,751)
Litigation costs(2)	11,664	—
Restructuring costs(3)	2,055	—
Adjusted EBITDA	$4,164	$671
__________________
(1)Current year acquisition-related costs, net includes deferred retention expenses, while the prior year acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details, refer to Note 2 in our condensed consolidated financial statements.
(2)Litigation costs include costs related to litigation that are outside the ordinary course of our business. For additional details, refer to Notes 8 and 14 in our condensed consolidated financial statements.
(3)Restructuring costs include severance and other team member costs from workforce reductions. For additional details, refer to Note 18 in our condensed consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation and high interest rates. Recent macroeconomic challenges (including the high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. They have also disrupted the normal operations of many businesses, including ours. Our health system end market is currently experiencing meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. This margin pressure could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the challenging macroeconomic environment and its effects on our business, results of operations, or financial condition at this time.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the three months ended March 31, 2023, our technology revenue and professional services revenue represented 64% and 36% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future Total Adjusted Gross Margin.

For example, we expect professional services revenue to become a higher percentage of total revenue as a result of increased demand for Tech-enabled Managed Services that tend to provide an immediate ROI for clients, including in the form of cost savings for the client. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See the section titled “Key Financial Metrics - Reconciliation of Non-GAAP Financial Measures” above for more information.
•Transitions to Microsoft Azure and migration to multi-tenant, Snowflake and Databricks-enabled data platform environment. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We maintain a small number of clients that have deployed DOS on-premise. We are in the process of migrating clients who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides clients with more advanced DOS product functionality and a more seamless client experience; however, hosting clients in Azure is more costly than on-premise deployments on a per-client basis. We have also started migrating certain clients to our multi-tenant, Snowflake and Databricks-enabled data platform environment. These transitions have and will continue to result in higher cost of technology revenue and a reduced Adjusted Technology Gross Margin.

Recent Acquisitions
ARMUS Corporation
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

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2023 and 2022, technology revenue represented 64% and 62% of total revenue, respectively, and professional services represented 36% and 38% of total revenue, respectively.
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
From a revenue mix perspective, we anticipate that full-year 2023 professional services year-over-year revenue growth will slightly outpace technology year-over-year growth, driven by the heavier weighting of our Tech-enabled Managed Services bookings in the second half 2022 and the anticipated bookings in 2023, as well as the anticipated elevated churn levels, primarily for offerings that do not provide a near-term measurable financial ROI, such as some of our clinically-focused technology offerings and our traditional consulting professional services.
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
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition clients to third-party hosted data centers with Microsoft Azure and migrate clients to the next iteration of our DOS platform, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of clients from on-premise deployments to Microsoft Azure-hosted environments and migrating clients to the next iteration of our DOS platform.
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
General and administrative.    General and administrative expenses primarily include salary and related personnel costs for our legal, finance, people operations, IT, and other administrative teams, including certain executives. General and administrative expenses also include facilities, subscriptions, corporate insurance, accounting, directors’ fees, litigation costs, and the change in fair value of contingent consideration liabilities. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Depreciation and amortization.    Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.
Interest and other income (expense), net
Interest and other income (expense), net primarily consists of income from our investment holdings partially offset by interest expense. Interest expense is primarily attributable to the Notes. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to our debt arrangements.
Income tax provision (benefit)
Income tax provision (benefit) consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for our net deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development. As of December 31, 2022, we had federal and state NOLs of $591.6 million and $462.9 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2023, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code). Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Technology	$47,186	$42,230
Professional services	26,682	25,857
Total revenue	73,868	68,087
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	14,727	13,327
Professional services(1)(2)(3)	23,577	20,669
Total cost of revenue, excluding depreciation and amortization	38,304	33,996
Operating expenses:
Sales and marketing(1)(2)(3)	18,569	20,818
Research and development(1)(2)(3)	17,082	17,148
General and administrative(1)(2)(3)(4)	23,833	8,823
Depreciation and amortization	10,994	11,649
Total operating expenses	70,478	58,438
Loss from operations	(34,914)	(24,347)
Interest and other expense, net	1,793	(1,662)
Loss before income taxes	(33,121)	(26,009)
Income tax provision (benefit)	69	(3,551)
Net loss	$(33,190)	$(22,458)
______________
(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2023	2022
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$416	$589
Professional services	1,774	2,167
Sales and marketing	5,442	7,013
Research and development	2,673	3,090
General and administrative	3,579	5,261
Total	$13,884	$18,120
(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended March 31,
	2023	2022
Acquisition-related costs (benefit), net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$71	$106
Professional services	101	219
Sales and marketing	101	397
Research and development	194	558
General and administrative	14	(6,031)
Total	$481	$(4,751)

(3)Includes restructuring costs, as follows:

	Three Months Ended March 31,
	2023	2022
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—
Professional services	434	—
Sales and marketing	1,205	—
Research and development	286	—
General and administrative	118	—
Total	$2,055	$—

(4)Includes litigation costs, as follows:

	Three Months Ended March 31,
	2023	2022
Litigation costs:	(in thousands)
General and administrative	$11,664	$—
Total	$11,664	$—

	Three Months Ended March 31,
	2023	2022
Revenue:
Technology	64%	62%
Professional services	36	38
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	20
Professional service	32	30
Total cost of revenue, excluding depreciation and amortization	52	50
Operating expenses
Sales and marketing	25	31
Research and development	23	25
General and administrative	32	13
Depreciation and amortization	15	17
Total operating expenses	95	86
Loss from operations	(47)	(36)
Interest and other expense, net	2	(2)
Loss before income taxes	(45)	(38)
Income tax provision (benefit)	—	(5)
Net loss	(45)%	(33)%

Discussion of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$47,186	$42,230	$4,956	12%
Professional services	26,682	25,857	825	3%
Total revenue	$73,868	$68,087	$5,781	8%
Percentage of revenue:
Technology	64%	62%
Professional services	36	38
Total	100%	100%

Total revenue was $73.9 million for the three months ended March 31, 2023, compared to $68.1 million for the three months ended March 31, 2022, an increase of $5.8 million, or 8%.
Technology revenue was $47.2 million, or 64% of total revenue, for the three months ended March 31, 2023, compared to $42.2 million, or 62% of total revenue, for the three months ended March 31, 2022. The technology revenue growth was primarily from new DOS Subscription Clients, acquired technology clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $26.7 million, or 36% of total revenue, for the three months ended March 31, 2023, compared to $25.9 million, or 38% of total revenue, for the three months ended March 31, 2022. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to DOS Subscription Clients, which includes Tech-enabled Managed Services, as well as recognition of certain non-recurring revenue items.

Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$14,727	$13,327	$1,400	11%
Professional services	23,577	20,669	2,908	14%
Total cost of revenue, excluding depreciation and amortization	$38,304	$33,996	$4,308	13%
Percentage of total revenue	52%	50%
Cost of technology revenue, excluding depreciation and amortization, was $14.7 million for the three months ended March 31, 2023, compared to $13.3 million for the three months ended March 31, 2022, an increase of $1.4 million, or 11%. The increase was primarily due to a $0.9 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients and a $0.3 million increase in dues, subscriptions, and license and revenue share fees.

Cost of professional services revenue was $23.6 million for the three months ended March 31, 2023, compared to $20.7 million for the three months ended March 31, 2022, an increase of $2.9 million, or 14%. This increase was primarily due to a $2.5 million increase in salary and related personnel costs from additional professional services headcount, including new Tech-enabled Managed Services headcount, and a $0.4 million increase in restructuring costs.
Operating Expenses
Sales and marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$18,569	$20,818	$(2,249)	(11)%
Percentage of total revenue	25%	31%

Sales and marketing expenses were $18.6 million for the three months ended March 31, 2023, compared to $20.8 million for the three months ended March 31, 2022, a decrease of $2.2 million, or 11%. The decrease was primarily due to a $2.1 million decrease in salary and related personnel costs from a reduction in headcount, a $1.6 million decrease in stock-based compensation, and a $0.6 million decrease in advertising and marketing costs, partially offset by a $1.3 million increase in our provision for expected credit losses and a $1.2 million increase in restructuring costs.
Sales and marketing expense as a percentage of total revenue decreased from 31% in the three months ended March 31, 2022 to 25% in the three months ended March 31, 2023.

Research and development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$17,082	$17,148	$(66)	—%
Percentage of total revenue	23%	25%

Research and development expenses were $17.1 million for both the three months ended March 31, 2023 and 2022. There was a $1.1 million increase in contractor and outside service fees offset by a $1.1 million decrease in salary and related personnel costs from a reduction in headcount.

Research and development expense as a percentage of revenue decreased from 25% in the three months ended March 31, 2022 to 23% in the three months ended March 31, 2023.

General and administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$23,833	$8,823	$15,010	170%
Percentage of total revenue	32%	13%

General and administrative expenses were $23.8 million for the three months ended March 31, 2023, compared to $8.8 million for the three months ended March 31, 2022, an increase of $15.0 million, or 170%. The increase was primarily due to an $11.7 million increase in litigation costs that are out of the ordinary course of business and an $8.4 million increase due to a gain in the change in fair value of contingent consideration in the prior year, with no corresponding gain in the current year. These increases were partially offset by a $1.7 million decrease in stock-based compensation, a $1.7 million decrease in acquisition-related transaction costs, and a $1.3 million decrease in salary and related personnel costs from a reduction in headcount.

General and administrative expense as a percentage of revenue increased from 13% in the three months ended March 31, 2022 to 32% in the three months ended March 31, 2023.
Depreciation and amortization

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,994	$11,649	$(655)	(6)%
Percentage of total revenue	15%	17%

Depreciation and amortization expenses were $11.0 million for the three months ended March 31, 2023, compared to $11.6 million for the three months ended March 31, 2022, a decrease of $0.7 million, or 6%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 17% in the three months ended March 31, 2022 to 15% in the three months ended March 31, 2023.
Interest and other income (expense), net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$3,605	$174	$3,431	1,972%
Interest expense	(1,817)	(1,805)	(12)	1%
Other income (expense)	5	(31)	36	(116)%
Total interest and other expense, net	$1,793	$(1,662)	$3,455	(208)%

Interest and other income (expense), net increased $3.5 million, or 208%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This change is primarily due to an increase in interest income on our short-term investments of $3.4 million primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.

Income tax provision (benefit)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$69	$(3,551)	$3,620	n/m(1)
__________________________
(1)Not meaningful.

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended March 31, 2023. For the three months ended March 31, 2022, we recorded an income tax benefit of $3.6 million. The income tax benefit of $3.6 million recorded for the three months ended March 31, 2022, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the period. The release of our valuation allowance is attributable to the acquisition of KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $356.9 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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
In March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC operated “bridge bank” called Silicon Valley Bridge Bank, N.A., where depositors were given full access to their deposits. We currently have full control of our cash, cash equivalents, and short-term investments balance.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Share repurchase plan
During the third quarter of 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the $8.4 million of share repurchases we entered into during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of March 31, 2023.

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
Refer to “Note 9 - Convertible Senior Notes” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the private offering of the Notes and the Capped Calls.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(5,580)	$1,158
Net cash provided by investing activities	22,649	1,656
Net cash provided by financing activities	93	2,388
Effect of exchange rate changes	5	(1)
Net increase in cash and cash equivalents	$17,167	$5,201
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the three months ended March 31, 2023, net cash used in operating activities was $5.6 million, which included a net loss of $33.2 million. Non-cash adjustments primarily consisted of $11.0 million in depreciation and amortization, $13.9 million in stock-based compensation, and $1.5 million for the provision of expected credit losses, reduced by $2.0 million in net interest income from the amortization of discounts on our short-term investments.

For the three months ended March 31, 2022, net cash used in operating activities was $1.2 million, which included a net loss of $22.5 million. Non-cash adjustments primarily consisted of $11.6 million in depreciation and amortization, and $18.1 million in stock-based compensation, reduced by the $8.4 million change in fair value of contingent consideration liabilities and the $3.6 million deferred tax benefit
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2023 of $22.6 million was primarily due to $107.1 million provided from the sale and maturity of short-term investments, reduced by $81.1 million in purchases of short-term investments, and $2.9 million in capitalized internal-use software development costs.
Net cash provided by investing activities for the three months ended March 31, 2022 of $1.7 million was primarily due to $81.0 million provided from the sale and maturity of short-term investments, reduced by $56.7 million in purchases of short-term investments, $18.5 million used to acquire KPI Ninja, and $3.3 million in capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2023 of $0.1 million was primarily the result of $1.2 million in proceeds from our ESPP and $0.7 million in stock option exercise proceeds, reduced by $1.8 million in repurchases of common stock.
Net cash provided by financing activities for the three months ended March 31, 2022 of $2.4 million was primarily the result of $1.8 million in stock option exercise proceeds and $1.5 million in proceeds from our ESPP, reduced by $0.9 million in payments of acquisition-related obligations.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2023. Refer to “Note 9—Convertible Senior Notes” and “Note 14—Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the high level of inflation, rising interest rates, and market volatility caused by bank failures and measures taken in response thereto, amongst other factors, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the recent inflationary pressures, market volatility caused by bank failures, the challenging macroeconomic environment in general, and other factors on our estimates, including our expected credit losses and the fair value of other assets, including goodwill.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2023. See “Note 1—Description of Business and Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company's significant accounting policies.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $356.9 million as of March 31, 2023, which are held for working capital purposes. We do not make investments for trading or speculative purposes. Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

As of March 31, 2023, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On April 14, 2020, we issued $230.0 million in aggregate principal amount Convertible Senior Notes due 2025 (Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering). The Notes have a fixed annual interest rate of 2.50%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.

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
Inflation risk
The recent high inflationary environment has adversely affected workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information

Item 1. Legal Proceedings
We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than the matter described in “Note 14 - Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we are not presently party to any other legal proceedings that in the opinion of management, if determined to adversely affect us, may individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
For information regarding legal proceedings in which we are involved, refer to “Note 14 - Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The lingering effects of the COVID-19 pandemic, recent macroeconomic challenges (including high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
Further, the sales cycle for a new DOS Subscription Client, which we estimate to typically be approximately one year, could lengthen, as we have experienced in 2022, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the ongoing effects of the COVID-19 pandemic, any new public health crisis, the high inflationary environment, rising interest rates, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of public health crises (including the COVID-19 pandemic), and macroeconomic challenges (including the high inflationary environment and rising interest rates), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility as a result of future failures of financial institutions, similar to the failures of Silicon Valley Bank and Signature Bank, could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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
Our sales process entails planning discussions with prospective clients, analyzing their existing solutions, and identifying how these potential clients can use and benefit from our Solution. The sales cycle for a new DOS Subscription Client, from the time of prospect qualification to the completion of the first sale, we estimate to typically be approximately one year and in some cases has exceeded two years. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will result in the sale of our Solution.
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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of the high inflationary and high interest rate environment, market volatility caused by bank failures and measures taken in response thereto, and the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic, upon our clients.
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
Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church, which has already occurred with one of the two co-founders of our company, Steven Barlow, and our Chief Operating Officer, Paul Horstmeier. In connection with this call to serve, Mr. Barlow took a leave-of-absence from his company responsibilities in March 2017 and returned from his leave of absence in August 2020, and Mr. Horstmeier stepped down from his role of Chief Operating Officer effective March 31, 2023. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. We have not entered into term-based employment agreements with our executive officers.

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
Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our clients. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI), referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule, and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces to allow individuals to securely and easily access structured EHI using smartphone applications, provides patients with certain rights to electronic access to their EHI (structured and/or unstructured) at no cost and implements the information blocking provisions of the 21st Century Cures Act, subject to eight exceptions that will not be considered information blocking as long as specific conditions are met. In April 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the Final Rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing. The impact of the Final Rule on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the Final Rule by industry participants and regulators.

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
Some of our analytics applications, including, for example, one of our benchmarking applications, require that we obtain permissions consistent with HIPAA to provide “data aggregation services” and the right to create de-identified information and to use and disclose such de-identified information. We may require large sets of de-

identified information to enable us to continue to develop machine learning algorithms that enhance our Solution. If we are unable to secure these rights in client BAAs or as a result of any future changes to HIPAA or other applicable laws, we may face limitations on the use of PHI and our ability to use de-identified information that could negatively affect the scope of our Solution as well as impair our ability to provide upgrades and enhancements to our Solution.
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
In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt, or increase the cost of our clients’ use of our Solution, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses or our clients’ use of our Solution could be adversely affected, either of which could harm our business and results of operations.
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
As of December 31, 2022, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $591.6 million and $462.9 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.
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
Our ability to make required cash payments in connection with redemptions or conversions of the Notes, repurchase the Notes upon the occurrence of certain events, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. For example, we maintain cash balances with financial institutions in excess of insured limits, and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all in the event of a failure of these financial institutions. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $29.8 million available to purchase under the Share Repurchase Plan as of March 31, 2023. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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
You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, common stockholders may only receive a ROI if the market price of our common stock increases.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended March 31, 2023 were as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023 – January 31, 2023	—	$—	—	$31.6
February 1, 2023 – February 28, 2023	—	$—	—	$31.6
March 1, 2023 – March 31, 2023	145,027	$12.45	145,027	$29.8
Total	145,027	$12.45	145,027
__________________
(1)On August 2, 2022, our board of directors authorized and approved a share repurchase program of up to $40.0 million of our outstanding stock. We began repurchasing shares under this program during the third quarter of 2022 and repurchased additional shares during the first quarter of 2023. As of March 31, 2023, the total remaining authorization for future shares of common stock repurchases under our share repurchase program is approximately $29.8 million.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1	Offer Letter, dated March 27, 2023, between the Registrant and Anne Marie Bickmore.	Filed herewith

10.2	Offer Letter, dated March 27, 2023, between the Registrant and Benjamin Landry.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	May 9, 2023
Bryan Hunt	(Principal Financial Officer)