Form 10-Q
period 2023-06-30
Health Catalyst, Inc.
filed 2023-08-09
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the Registrant had 56,963,487 shares of common stock outstanding.

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and other documents that may be filed by us from time to time with the Securities and Exchange Commission (the SEC). Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
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
•Our Solution is dependent on our ability to source data from third parties, and such third parties could take steps to block our access to data, or increase fees or impose fees for such access, which could impair our ability to provide our Solution, limit the effectiveness of our Solution, or adversely affect our financial condition and results of operations.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,689	$116,312
Short-term investments	228,140	247,178
Accounts receivable, net	52,378	47,970
Prepaid expenses and other assets	14,744	16,335
Total current assets	410,951	427,795
Property and equipment, net	26,121	25,928
Intangible assets, net	79,041	92,189
Operating lease right-of-use assets	15,725	16,658
Goodwill	185,982	185,982
Other assets	5,083	3,734
Total assets	$722,903	$752,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,974	$4,424
Accrued liabilities	15,791	19,691
Deferred revenue	59,526	54,961
Operating lease liabilities	3,468	3,434
Total current liabilities	86,759	82,510
Convertible senior notes	227,277	226,523
Deferred revenue, net of current portion	94	105
Operating lease liabilities, net of current portion	18,781	18,017
Other liabilities	125	121
Total liabilities	333,036	327,276
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 56,541,641 and 55,261,922 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,454,897	1,424,681
Accumulated deficit	(1,064,826)	(999,023)
Accumulated other comprehensive loss	(204)	(648)
Total stockholders’ equity	389,867	425,010
Total liabilities and stockholders’ equity	$722,903	$752,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Technology	$47,324	$45,397	$94,510	$87,627
Professional services	25,889	25,236	52,571	51,093
Total revenue	73,213	70,633	147,081	138,720
Cost of revenue, excluding depreciation and amortization:
Technology	15,859	13,996	30,586	27,323
Professional services	23,579	20,611	47,156	41,280
Total cost of revenue, excluding depreciation and amortization	39,438	34,607	77,742	68,603
Operating expenses:
Sales and marketing	16,397	20,922	34,966	41,740
Research and development	17,590	18,148	34,672	35,296
General and administrative	23,671	17,536	47,504	26,359
Depreciation and amortization	10,735	12,612	21,729	24,261
Total operating expenses	68,393	69,218	138,871	127,656
Loss from operations	(34,618)	(33,192)	(69,532)	(57,539)
Interest and other income (expense), net	2,090	(1,180)	3,883	(2,842)
Loss before income taxes	(32,528)	(34,372)	(65,649)	(60,381)
Income tax provision (benefit)	85	(944)	154	(4,495)
Net loss	$(32,613)	$(33,428)	$(65,803)	$(55,886)
Net loss per share, basic	$(0.58)	$(0.62)	$(1.18)	$(1.05)
Net loss per share, diluted	$(0.58)	$(0.62)	$(1.18)	$(1.15)
Weighted-average shares outstanding used in calculating net loss per share, basic	55,977	53,675	55,732	53,343
Weighted-average shares outstanding used in calculating net loss per share, diluted	55,977	53,675	55,732	53,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(32,613)	$(33,428)	$(65,803)	$(55,886)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	107	(147)	455	(265)
Change in foreign currency translation adjustment	(16)	(29)	(11)	(107)
Comprehensive loss	$(32,522)	$(33,604)	$(65,359)	$(56,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2023
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	55,843,457	$1,437,654	$(1,032,213)	$(295)	$405,146
Vesting of restricted stock units	428,165	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,133	2,206	—	—	2,206
Exercise of stock options	25,886	170	—	—	170
Stock-based compensation	—	14,867	—	—	14,867
Net loss	—	—	(32,613)	—	(32,613)
Other comprehensive income	—	—	—	91	91
Balance as of June 30, 2023	56,541,641	$1,454,897	$(1,064,826)	$(204)	$389,867

	Three Months Ended June 30, 2022
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	53,493,683	$1,365,250	$(884,078)	$(263)	$480,909
Vesting of restricted stock units	254,088	1	—	—	1
Issuance of common stock under employee stock purchase plan	124,151	1,531	—	—	1,531
Exercise of stock options	174,168	1,879	—	—	1,879
Stock-based compensation	—	18,218	—	—	18,218
Issuance of common stock for settlement of contingent consideration	7,289	121	—	—	121
Net loss	—	—	(33,428)	—	(33,428)
Other comprehensive income	—	—	—	(176)	(176)
Balance as of June 30, 2022	54,053,379	$1,387,000	$(917,506)	$(439)	$469,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2023
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	1,056,852	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,133	2,206	—	—	2,206
Exercise of stock options	123,761	897	—	—	897
Stock-based compensation	—	28,921	—	—	28,921
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(65,803)	—	(65,803)
Other comprehensive income	—	—	—	444	444
Balance as of June 30, 2023	56,541,641	$1,454,897	$(1,064,826)	$(204)	$389,867

	Six Months Ended June 30, 2022
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	52,622,080	$1,401,025	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units and restricted shares	788,125	1	—	—	1
Issuance of common stock under employee stock purchase plan	124,151	1,531	—	—	1,531
Exercise of stock options	327,389	3,688	—	—	3,688
Stock-based compensation	—	36,656	—	—	36,656
Issuance of common stock for settlement of contingent consideration	78,248	2,306	—	—	2,306
Issuance of common stock related to acquisitions	113,386	3,006	—	—	3,006
Net loss	—	—	(55,886)	—	(55,886)
Other comprehensive loss	—	—	—	(372)	(372)
Balance as of June 30, 2022	54,053,379	$1,387,000	$(917,506)	$(439)	$469,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(65,803)	$(55,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,513	36,052
Depreciation and amortization	21,729	24,261
Impairment of long-lived assets	2,681	—
Non-cash operating lease expense	1,537	1,660
Amortization of debt discount and issuance costs	754	749
Investment discount and premium (accretion) amortization	(3,999)	403
Provision for expected credit losses	1,527	400
Deferred tax provision (benefit)	4	(4,529)
Change in fair value of contingent consideration liabilities	—	(7,303)
Other	31	(78)
Change in operating assets and liabilities:
Accounts receivable, net	(5,936)	1,294
Prepaid expenses and other assets	321	1,584
Accounts payable, accrued liabilities, and other liabilities	(1,295)	(4,886)
Deferred revenue	4,554	374
Contingent consideration liabilities	—	(741)
Operating lease liabilities	(1,772)	(1,772)
Net cash used in operating activities	(17,154)	(8,418)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	188,600	185,171
Purchase of short-term investments	(165,188)	(160,548)
Capitalization of internal-use software	(6,389)	(7,026)
Purchase of intangible assets	(968)	(1,298)
Purchases of property and equipment	(832)	(558)
Proceeds from the sale of property and equipment	11	10
Acquisition of businesses, net of cash acquired	—	(27,846)
Net cash provided by (used in) investing activities	15,234	(12,095)

Cash flows from financing activities
Proceeds from exercise of stock options	897	3,688
Proceeds from employee stock purchase plan	2,206	1,531
Repurchase of common stock	(1,808)	—
Payments of acquisition-related consideration	—	(930)
Net cash provided by financing activities	1,295	4,289
Effect of exchange rate changes on cash and cash equivalents	2	(20)
Net decrease in cash and cash equivalents	(623)	(16,244)

Cash and cash equivalents at beginning of period	116,312	193,227
Cash and cash equivalents at end of period	$115,689	$176,983

Supplemental disclosures of non-cash investing and financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$2,033	$169
Purchase of intangible assets included in accounts payable and accrued liabilities	1,310	905
Stock-based compensation capitalized as internal-use software	408	604
Capitalized internal-use software included in accounts payable and accrued liabilities	295	97
Purchase of property and equipment included in accounts payable and accrued liabilities	46	459
Common stock issued in connection with acquisitions	—	3,006
Common stock issued for settlement of contingent consideration	—	2,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, our interim condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. Our condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, reserves for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software, impairment assessments of goodwill, intangible assets, and other long-lived assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could differ significantly from those estimates.

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
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period, when dilutive. For purposes of this calculation, stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), convertible senior notes, restricted shares, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is anti-dilutive.
Revenue recognition
We derive our revenue primarily from technology subscriptions and professional services. We determine revenue recognition by applying the following steps:
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
The majority of our subscription arrangements are cloud-based and do not provide clients the right to take possession of the technology or contain a significant penalty if the client were to take possession of the technology. Revenue from cloud-based subscriptions is recognized ratably over the contract term beginning on the date that the service is made available to the client. Our subscription contracts generally have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice.
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
Variable consideration
We have also entered into at-risk and shared savings arrangements with certain clients whereby we receive variable consideration based on the achievement of measurable improvements that may include cost savings or performance against metrics. For these arrangements, we estimate revenue using the most likely amount that we will receive. Estimates are based on our historical experience and best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements, certain estimates may be constrained until the uncertainty is further resolved.
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of June 30, 2023 and December 31, 2022, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $1.8 million and $0.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of June 30, 2023 and December 31, 2022, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $59.6 million and $55.1 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2023 and December 31, 2022, $2.1 million and $1.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the remaining $3.7 million and $2.6 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.5 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$3,800	$1,800	$2,300	$1,600
Provision for expected credit losses	13	200	1,527	400
Less: Write-offs, net of recoveries	(13)	—	(27)	—
Allowance for credit losses at the end of period	$3,800	$2,000	$3,800	$2,000

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
During the three months ended June 30, 2023, we identified asset impairment indicators for multiple portions of our corporate office space designated for subleasing. We performed a recoverability test of the relevant asset groups, comprised of operating lease ROU and other related assets, and determined that the carrying value of these asset groups was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.7 million during the three months ended June 30, 2023, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the three months ended June 30, 2023, $2.0 million of the impairment charge was allocated to the ROU assets and the remaining $0.7 million was allocated to leasehold improvements. There were no similar impairment charges during the three and six months ended June 30, 2022.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units.
If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and six months ended June 30, 2023 and 2022.
Business combinations
The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair value on the acquisition date. Any excess consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recognized as goodwill.
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
We did not incur any transaction costs associated with business combinations during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, we expensed $1.2 million and $2.9 million, respectively, for transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our condensed consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations. There were no contingent consideration liabilities during the three and six months ended June 30, 2023.
Advertising costs
All advertising costs are expensed as incurred. For the three months ended June 30, 2023 and 2022, we incurred $1.0 million and $0.4 million of advertising costs, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.
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
Restructuring costs
We define restructuring costs as expenses directly associated with restructuring activities. Such costs include severance and related tax and benefit expenses from workforce reductions, impairment of discontinued capitalized software projects, and other miscellaneous charges. In general, we record team member-related severance costs when there is a substantive plan in place and the related costs are probable and estimable. For one-time termination benefits for team members (i.e., no substantive plan or future service requirement), the cost is recorded when the terms of the one-time termination benefits are communicated to the impacted team members and the amount can be reasonably estimated.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at June 30, 2023 and December 31, 2022. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of three years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and six months ended June 30, 2023, we recognized compensation expense of $0.3 million and $0.6 million, respectively, related to these retention payments. As of June 30, 2023, there is an additional $2.3 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 1.8 years.

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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and six months ended June 30, 2023, we recognized compensation expense of $0.2 million and $0.3 million, respectively, related to these retention payments. As of June 30, 2023, there was an additional $1.8 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.7 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Recurring technology	$47,324	$45,397	$94,153	$87,147
One-time technology (i.e., perpetual license)	—	—	357	480
Professional services	25,889	25,236	52,571	51,093
Total revenue	$73,213	$70,633	$147,081	$138,720
Revenue related to contracts with clients located in the United States was 98.4% and 96.0% for the three months ended June 30, 2023 and 2022, respectively, and 98.2% and 97.5% for the six months ended June 30, 2023 and 2022, respectively.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Technology	$185,200	$185,200
Professional services	782	782
Total goodwill	$185,982	$185,982
As of June 30, 2023, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$100,829	$(71,026)	$29,803
Client relationships and contracts	84,764	(39,899)	44,865
Computer software licenses	10,531	(7,195)	3,336
Trademarks	2,720	(1,683)	1,037
Total intangible assets	$198,844	$(119,803)	$79,041
Amortization expense of acquired intangible assets was $7.5 million and $10.0 million for the three months ended June 30, 2023 and 2022, respectively, and $15.3 million and $19.3 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three and six months ended June 30, 2023 and 2022.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$100,829	$(61,775)	$39,054
Client relationships and contracts	84,764	(34,757)	50,007
Computer software licenses	8,791	(6,893)	1,898
Trademarks	2,720	(1,490)	1,230
Total intangible assets	$197,104	$(104,915)	$92,189

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Computer equipment	$10,250	$10,021
Leasehold improvements	9,304	9,969
Furniture and fixtures	3,731	3,731
Capitalized internal-use software costs	24,848	19,553
Computer software	111	111
Total property and equipment	48,244	43,385
Less: accumulated depreciation	(22,123)	(17,457)
Property and equipment, net	$26,121	$25,928
Our long-lived assets are located in the United States. Depreciation expense totaled $3.2 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively, and $6.4 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs.
During the three months ended June 30, 2023, we impaired $0.7 million of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 1 for additional details. We did not incur any long-lived asset impairment charges for the three or six months ended June 30, 2022.
We capitalized $3.2 million and $3.6 million of internal-use software costs for the three months ended June 30, 2023 and 2022, respectively, and $6.6 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. We incurred $2.1 million and $1.6 million of capitalized internal-use software cost amortization expense for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively.

6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and six months ended June 30, 2023 and 2022. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$106,543	$—	$—	$106,543	$106,543	$—
U.S. treasury notes	58,332	—	(38)	58,294	—	58,294
Commercial paper	123,247	1	—	123,248	—	123,248
Corporate bonds	30,693	—	(86)	30,607	—	30,607
U.S. agency securities	15,987	4	—	15,991	—	15,991
Total	$334,802	$5	$(124)	$334,683	$106,543	$228,140

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$114,532	$—	$—	$114,532	$114,532	$—
U.S. treasury notes	63,404	—	(427)	62,977	—	62,977
Commercial paper	150,724	2	—	150,726	—	150,726
Corporate bonds	26,235	—	(156)	26,079	—	26,079
U.S. agency securities	7,390	6	—	7,396	—	7,396
Total	$362,285	$8	$(583)	$361,710	$114,532	$247,178

The following table presents the contractual maturities of our short-term investments as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$228,260	$228,140	$247,753	$247,178
Due between one and five years	—	—	—	—
Total	$228,260	$228,140	$247,753	$247,178

Accrued interest receivables related to our available-for-sale securities of $0.8 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2023 and December 31, 2022, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of June 30, 2023 were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$106,543	$—	$—	$106,543
U.S. Treasury notes	58,294	—	—	58,294
Commercial paper	—	123,248	—	123,248
Corporate bonds	—	30,607	—	30,607
U.S. agency securities	—	15,991	—	15,991
Total	$164,837	$169,846	$—	$334,683
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$114,532	$—	$—	$114,532
U.S. Treasury notes	62,977	—	—	62,977
Commercial paper	—	150,726	—	150,726
Corporate bonds	—	26,079	—	26,079
U.S. agency securities	—	7,396	—	7,396
Total	$177,509	$184,201	$—	$361,710
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2023 and 2022.
Convertible senior notes
As of June 30, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $220.0 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 9 —Convertible Senior Notes for further information.
Nonrecurring fair value measurements
We recorded an impairment charge of $2.7 million related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the three months ended June 30, 2023. This impairment charge was derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the office space designated for subleasing and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued Liabilities
As of June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Accrued compensation and benefit expenses	$8,703	$12,180
Restructuring liabilities(1)	61	1,837
Other accrued liabilities	7,027	5,674
Total accrued liabilities	$15,791	$19,691
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 18 in these condensed consolidated financial statements.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of June 30, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Contractual interest expense	$1,443	$1,434	$2,884	$2,865
Amortization of debt issuance costs and discount	377	375	754	749
Total	$1,820	$1,809	$3,638	$3,614

The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2023
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(2,723)
Net carrying amount	$227,277
Based on the closing price of our common stock of $12.50 on June 30, 2023, the if-converted value of the Notes was less than their respective principal amounts.
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

10. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2023 and December 31, 2022, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 56,955,432 and 55,764,942 shares were legally issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The shares legally issued and outstanding as of June 30, 2023 and December 31, 2022 included 413,791 shares and 503,020 shares, respectively, issued pursuant acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2023.
Share repurchase plan
During the third quarter of 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the first quarter of 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of June 30, 2023.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net loss per share, basic
Numerator:
Net loss	$(32,613)	$(33,428)	$(65,803)	$(55,886)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	55,976,870	53,675,377	55,732,211	53,342,887
Net loss per share, basic	$(0.58)	$(0.62)	$(1.18)	$(1.05)
Net loss per share, diluted
Numerator:
Net loss	$(32,613)	$(33,428)	$(65,803)	$(55,886)
Dilutive change in fair value of shares issuable as contingent consideration(1)	—	—	—	(6,023)
Net loss for diluted calculation	$(32,613)	$(33,428)	$(65,803)	$(61,909)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	55,976,870	53,675,377	55,732,211	53,342,887
Dilutive effect of shares issuable as acquisition-related contingent consideration(1)	—	—	—	461,554
Weighted-average number of shares used in calculating net loss per share, diluted	55,976,870	53,675,377	55,732,211	53,804,441
Net loss per share, diluted	$(0.58)	$(0.62)	$(1.18)	$(1.15)
____________________
(1)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the six months ended June 30, 2022, but anti-dilutive during the three months ended June 30, 2022. During the three and six months ended June 30, 2023, there were no longer any shares issuable as acquisition-related contingent consideration.

During the three and six months ended June 30, 2023 and 2022, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of June 30,
	2023	2022
	(unaudited)
Common stock options	1,416,040	1,781,952
Restricted stock units	4,470,398	4,018,450
Performance-based restricted stock units	215,363	581,597
Shares related to convertible senior notes	7,516,331	7,516,331
Shares issuable as acquisition-related contingent consideration(1)	—	440,966
Restricted shares	413,791	660,188
Total potentially dilutive securities	14,031,923	14,999,484
_________________________
(1)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the six months ended June 30, 2022, but anti-dilutive during the three months ended June 30, 2022. During the three and six months ended June 30, 2023, there were no longer any shares issuable as acquisition-related contingent consideration. The anti-dilutive shares issuable as acquisition-related contingent consideration in the table above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of the prior period date.
In connection with the offering of our convertible senior notes, we entered into Capped Calls with initial caps on the conversion price of $42.00 per share, which are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive.

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
As of June 30, 2023 and December 31, 2022, there were 20,717,667 and 17,929,420 shares authorized for grant, respectively, and 3,650,313 and 2,479,622 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively, the Stock Incentive Plan).

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Options	$1	$752	$60	$1,656
Restricted stock units	11,837	13,836	22,940	25,884
Performance-based restricted stock units	408	340	711	3,636
Employee stock purchase plan	525	395	1,107	842
Restricted shares	1,858	2,609	3,695	4,034
Total stock-based compensation	$14,629	$17,932	$28,513	$36,052

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Cost of revenue	$2,476	$2,404	$4,666	$5,160
Sales and marketing	5,458	6,875	10,900	13,888
Research and development	3,077	3,163	5,750	6,253
General and administrative	3,618	5,490	7,197	10,751
Total stock-based compensation	$14,629	$17,932	$28,513	$36,052

Stock options
There were no stock options granted during the six months ended June 30, 2023 or 2022. A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2023, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2023	1,748,306	$11.51
Options exercised	(123,761)	7.26
Options cancelled/forfeited	(208,505)	12.84
Outstanding at June 30, 2023	1,416,040	$11.68	4.5	$2,207,427
Vested and expected to vest as of June 30, 2023	1,416,040	$11.68	4.5	$2,207,427
Vested and exercisable as of June 30, 2023	1,416,040	$11.68	4.5	$2,207,427
The aggregate intrinsic value of stock options exercised was $0.6 million for the six months ended June 30, 2023. The total grant-date fair value of stock options vested during the six months ended June 30, 2023 was $0.4 million. As of June 30, 2023, all of our outstanding stock options were fully vested and there was no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2023	3,292,943	$29.71
RSUs granted	2,231,335	11.84
RSUs vested	(777,560)	30.64
RSUs forfeited	(276,320)	28.61
Unvested and outstanding at June 30, 2023	4,470,398	$20.70
During the six months ended June 30, 2023 and 2022, we granted RSUs with a weighted-average grant date fair value of $11.84 and $26.41, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $23.8 million and $22.2 million, respectively. As of June 30, 2023, we had $81.6 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.4 years.
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
During the six months ended June 30, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2023, 2024, and 2025 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024 and 2025 vesting periods, each rounded to the nearest whole share.

The fair value of the market-based tranches included in the 2023 executive PRSUs is estimated on the date of grant using the Monte Carlo simulation valuation model with the following assumptions for the six months ended June 30, 2023:

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Six Months Ended June 30, 2023
(unaudited)
Expected volatility	61.7%
Expected term (in years)	1-3
Risk-free interest rate	4.38% - 5.01%
Expected dividends	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the six months ended June 30, 2023:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2023	534,380	$25.45
PRSUs granted	210,071	12.62
PRSUs vested	(190,063)	25.10
PRSUs forfeited	(339,025)	25.31
Unvested and outstanding at June 30, 2023	215,363	$13.47

During the six months ended June 30, 2023 and 2022, we granted PRSUs with a weighted-average grant date fair value of $12.62 and $26.45, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches. The total grant date fair value of PRSUs vested during the six months ended June 30, 2023 and 2022 was $4.8 million and $12.8 million, respectively. As of June 30, 2023, we had $2.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.7 years.

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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Expected volatility	99.4%	37.5%
Expected term (in months)	6	6
Risk-free interest rate	4.77%	0.22%
Expected dividends	—	—
During the six months ended June 30, 2023, we issued 244,133 shares under the ESPP, with a weighted-average purchase price per share of $9.04. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2023 were $2.2 million. As of June 30, 2023, 1,645,705 shares were available for future issuance under the ESPP.
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

As of June 30, 2023, we had $4.0 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.6 years.

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
Our estimated effective tax rate was (0.3)% and 2.8% for the three months ended June 30, 2023 and 2022, respectively, and (0.2)% and 7.4% for the six months ended June 30, 2023 and 2022, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance. We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2023 and December 31, 2022, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three and six months ended June 30, 2023. For the six months ended June 30, 2022, we recorded an income tax benefit of $4.5 million, which is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the period. The release of valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million that had previously been offset by a valuation allowance.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity, except as noted below. We were party to the proceedings set forth below.
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focused upon Patient Safety Monitor. On June 15, 2023, we entered into a settlement and mutual release agreement (Settlement Agreement) with Pascal Metrics and agreed to pay $18.8 million without admission of any wrongdoing, resolving the litigation amongst the parties. The Settlement Agreement provided us with a broad intellectual property license of the alleged trade secrets that were the subject matter of the Complaint. The Complaint was dismissed with prejudice on June 20, 2023 and the settlement amount was paid on June 27, 2023. The litigation charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations.

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended June 30, 2023 and 2022, 50% and 47%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2023 and 2022, 30% and 34%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $122.9 million of revenue on unsatisfied performance obligations as of June 30, 2023. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
We did not have any material related party transactions during the six months ended June 30, 2023 and June 30, 2022 and we did not have any receivables or deferred revenue from related parties as of June 30, 2023 and December 31, 2022.
We have revenue arrangements with clients that are also our investors. None of these clients hold a significant amount of ownership in our equity interests.

17. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:
•Technology - Our technology segment (Technology) includes our data platform, analytics applications, and support services and generates revenue primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and
•Professional Services - Our professional services segment (Professional Services) is generally the combination of analytics, implementation, strategic advisory, outsource, and improvement services to deliver expertise to our clients to more fully configure and utilize the benefits of our Technology offerings.
Revenue and cost of revenue generally are directly attributed to our segments. All segment revenue is from our external clients. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.
Segment revenue and Adjusted Gross Profit for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenue
Technology	$47,324	$45,397	$94,510	$87,627
Professional Services	25,889	25,236	52,571	51,093
Total	$73,213	$70,633	$147,081	$138,720

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$32,031	$31,968	$64,989	$61,566
Professional Services	4,392	6,696	9,806	14,270
Total reportable segments Adjusted Gross Profit	36,423	38,664	74,795	75,836
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,476)	(2,404)	(4,666)	(5,160)
Acquisition-related costs, net(1)	(172)	(234)	(344)	(559)
Restructuring costs	—	—	(446)	—
Less other reconciling items:
Sales and marketing	(16,397)	(20,922)	(34,966)	(41,740)
Research and development	(17,590)	(18,148)	(34,672)	(35,296)
General and administrative	(23,671)	(17,536)	(47,504)	(26,359)
Depreciation and amortization	(10,735)	(12,612)	(21,729)	(24,261)
Interest and other income (expense), net	2,090	(1,180)	3,883	(2,842)
Loss before income taxes	$(32,528)	$(34,372)	$(65,649)	$(60,381)
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
We substantially completed all actions under our plan and accrued for these costs accordingly as of March 31, 2023. The remaining activity under the plan is primarily related to cash outlays to be made to impacted team members.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our restructuring costs by financial statement line item for the six months ended June 30, 2023 (in thousands). We had no restructuring costs for the three months ended June 30, 2023 or six months ended June 30, 2022.

	Six Months Ended June 30, 2023
	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—	$—	$12
Professional services	434	—	—	434
Sales and marketing	1,190	—	15	1,205
Research and development	286	—	—	286
General and administrative	94	—	24	118
Total	$2,016	$—	$39	$2,055

Cumulative charges incurred through June 30, 2023	$8,071	$1,225	$1,184	$10,480
____________________
(1)Includes other miscellaneous charges associated with the restructuring plan.
Restructuring liabilities are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of January 1, 2023	$1,837
Severance and other restructuring costs	2,055
Cash payments	(2,825)
Balance as of March 31, 2023	$1,067
Cash payments	(1,006)
Balance as of June 30, 2023	$61

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
Highlights from the three and six months ended June 30, 2023 included:
•We recognized total revenue of $73.2 million and $70.6 million for the three months ended June 30, 2023 and 2022, respectively, and $147.1 million and $138.7 million for the six months ended June 30, 2023 and 2022, respectively. The growth in revenue was primarily due to revenue from new clients, including clients of our recently acquired entities, and existing clients paying higher technology access fees from contractual, annual escalators.
•We incurred net losses of $32.6 million and $33.4 million for the three months ended June 30, 2023 and 2022, respectively, and $65.8 million and $55.9 million for the six months ended June 30, 2023 and 2022, respectively.
•Our Adjusted EBITDA was $3.5 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $7.7 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
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
The health system end market, in particular, is experiencing meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We anticipate this dynamic to persist for at least the next few quarters, although we have seen slight improvements in recent months. Translating this to our business and comparing to historical years prior to the onset of these macroeconomic factors in 2022, we have seen a decrease in pipeline demand relative to that prior period and some elevated realized and anticipated churn levels, primarily for the parts of our Solution that do not offer near-term, financial return on investment (ROI), such as our clinically-focused technology offerings and our more traditional consulting Professional Services.
While we have seen that this financial strain has continued to pressure health system budgets, we have continued to hear a strong acknowledgement that our offering includes solutions that directly reduce health systems’ current financial pressure, especially related to the segments of our offering that have a clear, near-term financial ROI, such as our Tech-enabled Managed Services offering, our Financial Empowerment technology suite, and some components of our Population Health technology suite.

In terms of other near-term implications of the challenging macroeconomic environment, we continue to anticipate a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our DOS client base, as well as upsells to our over 400 other more modular non-DOS clients. This expectation is driven by our belief that many existing clients that have already realized a strong ROI and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. We continue to anticipate our 2023 Professional Services dollar-based retention achievement will be higher than Technology, largely driven by our Tech-enabled Managed Services bookings to-date and pipeline. Additionally, we anticipate that the elevated technology churn levels for DOS Subscription Clients, primarily for the parts of our Solution that do not offer near-term, financial ROI, inclusive of some smaller, more modular DOS relationships, and our aggregate churn levels in 2023 will be more heavily weighted toward the first half of 2023.

We continue to anticipate that a higher proportion of our net bookings, inclusive of both Tech-enabled Managed Services contracts and new DOS Subscription Clients, will occur in the second half of 2023 as compared to our historical average, largely resulting from the anticipated timing of our larger pipeline opportunities. Lastly, we continue to expect that our new DOS Subscription Clients will have a lower average starting ARR as compared to historical levels. We expect that our average subscription revenue for new DOS Subscription Clients signed in the year ended December 31, 2023 (new 2023 DOS Subscription Clients), will be toward the low end of the average expected range of $500,000 - $1,500,000, noted in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, driven primarily by greater interest for stand-alone DOS module components, such as Healthcare.AI, which results in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes enterprise access to all of the DOS platform components and analytic applications. This anticipated average expected range is comprised of new 2023 DOS Subscription Clients with (i) subscription revenue significantly above the expected average range driven by the size of the client organization and the bundle of technology and services included in their subscription, and (ii) subscription revenue meaningfully below the expected range for stand-alone DOS module components, which enable a shorter sales cycle, provide greater deal certainty in challenging macroeconomic times, and provide an opportunity to expand our relationship.

We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Clients whose contracts typically have built-in, contractual technology revenue escalators.

As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a subset of modular clients and smaller DOS platform clients have lowered their application and analytics spend. Given the improved bookings performance of our Tech-enabled Managed Services offering beginning in the second half of 2022 and extending into the first half of 2023, we expect a higher proportion of our bookings in 2023 will come from our professional services offering, as health systems look for solutions to effectively address their near-term expense challenges. While this expected change in bookings mix will lead to lower Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in future years, we expect that we will achieve improvements in Adjusted EBITDA as a result of the minimal incremental operating expense required to support our Tech-enabled Managed Services growth. We continue to anticipate our adjusted operating expenses as a percentage of revenue will trend lower, largely due to our restructuring efforts and meaningful continued operating leverage.
We continue to proactively respond to the challenging macroeconomic environment with a strategic operating plan that emphasizes our offerings and go-to-market approach in the areas where we have the most competitive differentiation and where clients are most likely to achieve measurable financial and operational ROI both in the near term and over time. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make several investments in research and development, primarily in enhancing the capabilities within our DOS platform, in order to maintain our position as a market-leading data platform over the long term.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$73,213	$70,633	$147,081	$138,720
Adjusted Technology Gross Profit	$32,031	$31,968	$64,989	$61,566
Adjusted Technology Gross Margin	68%	70%	69%	70%
Adjusted Professional Services Gross Profit	$4,392	$6,696	$9,806	$14,270
Adjusted Professional Services Gross Margin	17%	27%	19%	28%
Total Adjusted Gross Profit	$36,423	$38,664	$74,795	$75,836
Total Adjusted Gross Margin	50%	55%	51%	55%
Adjusted EBITDA	$3,513	$1,999	$7,677	$2,670
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
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$47,324	$25,889	$73,213
Cost of revenue, excluding depreciation and amortization	(15,859)	(23,579)	(39,438)
Gross profit, excluding depreciation and amortization	31,465	2,310	33,775
Add:
Stock-based compensation	495	1,981	2,476
Acquisition-related costs, net(1)	71	101	172
Adjusted Gross Profit	$32,031	$4,392	$36,423
Gross margin, excluding depreciation and amortization	66%	9%	46%
Adjusted Gross Margin	68%	17%	50%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS and KPI Ninja acquisitions.

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
Adjusted Technology Gross Margin decreased from 70% for the three months ended June 30, 2022 to 68% for the three months ended June 30, 2023. This year-over-year result was mainly driven by continued costs associated with transitioning a small subset of our client base to Azure-hosted environments as well as increased support and license and revenue share costs without a commensurate increase in revenue, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
Adjusted Professional Services Gross Margin decreased from 27% for the three months ended June 30, 2022 to 17% for the three months ended June 30, 2023, primarily due to growth in Tech-enabled Managed Services, which start at a lower gross margin than many of our other professional service offerings, and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total Adjusted Gross Margin decreased from 55% for the three months ended June 30, 2022 to 50% for the three months ended June 30, 2023. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including Tech-enabled Managed Services.
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$94,510	$52,571	$147,081
Cost of revenue, excluding depreciation and amortization	(30,586)	(47,156)	(77,742)
Gross profit, excluding depreciation and amortization	63,924	5,415	69,339
Add:
Stock-based compensation	$911	$3,755	$4,666
Acquisition-related costs, net(1)	142	202	344
Restructuring costs(2)	12	434	446
Adjusted Gross Profit	$64,989	$9,806	$74,795
Gross margin, excluding depreciation and amortization	68%	10%	47%
Adjusted Gross Margin	69%	19%	51%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

	Six Months Ended June 30, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$87,627	$51,093	$138,720
Cost of revenue, excluding depreciation and amortization	(27,323)	(41,280)	(68,603)
Gross profit, excluding depreciation and amortization	60,304	9,813	70,117
Add:
Stock-based compensation	1,069	4,091	5,160
Acquisition-related costs, net(1)	193	366	559
Adjusted Gross Profit	$61,566	$14,270	$75,836
Gross margin, excluding depreciation and amortization	69%	19%	51%
Adjusted Gross Margin	70%	28%	55%
___________________
(1)Acquisition-related costs, net include deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
Adjusted Technology Gross Margin decreased slightly from 70% for the six months ended June 30, 2022 to 69% for the six months ended June 30, 2023. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of our multi-tenant, Snowflake and DataBricks-enabled data platform environment, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
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

Adjusted Professional Services Gross Margin decreased from 28% for the six months ended June 30, 2022 to 19% for the six months ended June 30, 2023, primarily due to growth in Tech-enabled Managed Services, which start at a lower gross margin than many of our other professional service offerings, and lower utilization rates.
We expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis and likely continue to decline in the near term due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to the uncertain and challenging macroeconomic environment. Specifically, in the near term, we expect our mix of services to include more Tech-enabled Managed Services which have minimal initial services gross margins that gradually increase over time as we drive efficiencies in service delivery through the use of our technology. As part of our Tech-enabled Managed Services contracts, we often re-badge existing health system team members within the applicable functional area as Health Catalyst team members. We often provide a client with a near-term discount relative to their existing costs for the scope of the Tech-enabled Managed Services opportunity, and we drive incremental gross margin over time by leveraging our technology and know-how to make processes more efficient and reduce the client's labor costs. While there will be a headwind to gross margin from these Tech-enabled Managed Services in the near term, we believe this model will benefit our mid and long-term Adjusted EBITDA and profitability targets due to improved direct margin on these services over time, our ability to drive operating leverage with lower relative incremental operating expense investment required, and the fact that these contracts typically result in long-term technology subscription contract renewals or expansions.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) litigation costs, (vii) restructuring costs, and (viii) non-recurring lease-related charges. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs, litigation costs, and non-recurring lease-related charges allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives, and we generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(32,613)	$(33,428)	$(65,803)	$(55,886)
Add:
Interest and other (income) expense, net	(2,090)	1,180	(3,883)	2,842
Income tax provision (benefit)	85	(944)	154	(4,495)
Depreciation and amortization	10,735	12,612	21,729	24,261
Stock-based compensation	14,629	17,932	28,513	36,052
Acquisition-related costs, net(1)	495	4,647	976	(104)
Litigation costs(2)	9,591	—	21,255	—
Restructuring costs(3)	—	—	2,055	—
Non-recurring lease-related charges(4)	2,681	—	2,681	—
Adjusted EBITDA	$3,513	$1,999	$7,677	$2,670
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
(4)Non-recurring lease-related charges includes the lease-related impairment charge related to our corporate office space designated for subleasing. For additional details, refer to Note 1 in our condensed consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation and high interest rates. Recent macroeconomic challenges (including the high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. They have also disrupted the normal operations of many businesses, including ours. Our health system end market is currently experiencing meaningful financial strain from significant inflation. In particular, they are experiencing increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. This margin pressure could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the challenging macroeconomic environment and its effects on our business, results of operations, or financial condition at this time.
•Add new clients. We believe our ability to increase our client base will enable us to drive growth. Our potential client base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential clients invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our clients are large, complex organizations who typically have long procurement cycles, which, as a result, may lead to declines relative to our historic pace of our new client additions, which included small clients.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the six months ended June 30, 2023, our technology revenue and professional services revenue represented 64% and 36% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future Total Adjusted Gross Margin.

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

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2023 and 2022, technology revenue represented 65% and 64% of total revenue, respectively, and professional services represented 35% and 36% of total revenue, respectively. For the six months ended June 30, 2023 and 2022, technology revenue represented 64% and 63% of total revenue, respectively, and professional services represented 36% and 37% of total revenue, respectively.
Technology revenue.    Technology revenue primarily consists of subscription fees charged to clients for access to use our data platform and analytics applications. We provide clients access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and generally have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. The vast majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
From a revenue mix perspective, we anticipate that full-year 2023 professional services year-over-year revenue growth will slightly outpace technology year-over-year growth, driven by the heavier weighting of our Tech-enabled Managed Services bookings in the second half of 2022 and the anticipated bookings in 2023, as well as the anticipated elevated churn levels, primarily for offerings that do not provide a near-term measurable financial ROI, such as some of our clinically-focused technology offerings and our traditional consulting professional services.
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
Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Technology	$47,324	$45,397	$94,510	$87,627
Professional services	25,889	25,236	52,571	51,093
Total revenue	73,213	70,633	147,081	138,720
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	15,859	13,996	30,586	27,323
Professional services(1)(2)(3)	23,579	20,611	47,156	41,280
Total cost of revenue, excluding depreciation and amortization	39,438	34,607	77,742	68,603
Operating expenses:
Sales and marketing(1)(2)(3)	16,397	20,922	34,966	41,740
Research and development(1)(2)(3)	17,590	18,148	34,672	35,296
General and administrative(1)(2)(3)(4)(5)	23,671	17,536	47,504	26,359
Depreciation and amortization	10,735	12,612	21,729	24,261
Total operating expenses	68,393	69,218	138,871	127,656
Loss from operations	(34,618)	(33,192)	(69,532)	(57,539)
Interest and other income (expense), net	2,090	(1,180)	3,883	(2,842)
Loss before income taxes	(32,528)	(34,372)	(65,649)	(60,381)
Income tax provision (benefit)	85	(944)	154	(4,495)
Net loss	$(32,613)	$(33,428)	$(65,803)	$(55,886)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$495	$480	$911	$1,069
Professional services	1,981	1,924	3,755	4,091
Sales and marketing	5,458	6,875	10,900	13,888
Research and development	3,077	3,163	5,750	6,253
General and administrative	3,618	5,490	7,197	10,751
Total	$14,629	$17,932	$28,513	$36,052

(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$71	$87	$142	$193
Professional services	101	147	202	366
Sales and marketing	101	793	202	1,190
Research and development	195	1,107	389	1,665
General and administrative	27	2,513	41	(3,518)
Total	$495	$4,647	$976	$(104)
(3)Includes restructuring costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$12	$—
Professional services	—	—	434	—
Sales and marketing	—	—	1,205	—
Research and development	—	—	286	—
General and administrative	—	—	118	—
Total	$—	$—	$2,055	$—
(4)Includes litigation costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Litigation costs:	(in thousands)		(in thousands)
General and administrative	$9,591	$—	$21,255	$—
Total	$9,591	$—	$21,255	$—
(5)Includes non-recurring lease-related charges, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$2,681	$—	$2,681	$—
Total	$2,681	$—	$2,681	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Technology	65%	64%	64%	63%
Professional services	35	36	36	37
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	22	20	21	20
Professional service	32	29	32	30
Total cost of revenue, excluding depreciation and amortization	54	49	53	50
Operating expenses
Sales and marketing	22	30	24	30
Research and development	24	26	24	25
General and administrative	32	25	32	19
Depreciation and amortization	15	18	15	17
Total operating expenses	93	99	95	91
Loss from operations	(47)	(48)	(48)	(41)
Interest and other income (expense), net	3	(2)	3	(2)
Loss before income taxes	(44)	(50)	(45)	(43)
Income tax benefit	—	(1)	—	(3)
Net loss	(44)%	(49)%	(45)%	(40)%

Discussion of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$47,324	$45,397	$1,927	4%
Professional services	25,889	25,236	653	3%
Total revenue	$73,213	$70,633	$2,580	4%
Percentage of revenue:
Technology	65%	64%
Professional services	35	36
Total	100%	100%

Total revenue was $73.2 million for the three months ended June 30, 2023, compared to $70.6 million for the three months ended June 30, 2022, an increase of $2.6 million, or 4%.

Technology revenue was $47.3 million, or 65% of total revenue, for the three months ended June 30, 2023, compared to $45.4 million, or 64% of total revenue, for the three months ended June 30, 2022. The technology revenue growth was primarily from new DOS Subscription Clients, acquired technology clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $25.9 million, or 35% of total revenue, for the three months ended June 30, 2023, compared to $25.2 million, or 36% of total revenue, for the three months ended June 30, 2022. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to DOS Subscription Clients, which includes Tech-enabled Managed Services, as well as recognition of certain non-recurring revenue items.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$15,859	$13,996	$1,863	13%
Professional services	23,579	20,611	2,968	14%
Total cost of revenue, excluding depreciation and amortization	$39,438	$34,607	$4,831	14%
Percentage of total revenue	54%	49%
Cost of technology revenue, excluding depreciation and amortization, was $15.9 million for the three months ended June 30, 2023, compared to $14.0 million for the three months ended June 30, 2022, an increase of $1.9 million, or 13%. The increase was primarily due to a $0.7 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $0.6 million increase in license and revenue share fees, and a $0.3 million increase in salary and related personnel costs.
Cost of professional services revenue was $23.6 million for the three months ended June 30, 2023, compared to $20.6 million for the three months ended June 30, 2022, an increase of $3.0 million, or 14%. This increase was primarily due to a $2.2 million increase in salary and related personnel costs from additional professional services headcount, including new Tech-enabled Managed Services headcount, and a $0.7 million increase in contractor and outside service fees.
Operating expenses
Sales and marketing

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$16,397	$20,922	$(4,525)	(22)%
Percentage of total revenue	22%	30%

Sales and marketing expenses were $16.4 million for the three months ended June 30, 2023, compared to $20.9 million for the three months ended June 30, 2022, a decrease of $4.5 million, or 22%. The decrease was primarily due to a $2.8 million decrease in salary and related personnel costs from a reduction in headcount, a $1.4 million decrease in stock-based compensation, and a $0.7 million decrease in contractor and outside service fees.

Sales and marketing expense as a percentage of total revenue decreased from 30% in the three months ended June 30, 2022 to 22% in the three months ended June 30, 2023.
Research and development

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$17,590	$18,148	$(558)	(3)%
Percentage of total revenue	24%	26%

Research and development expenses were $17.6 million for the three months ended June 30, 2023, compared to $18.1 million for the three months ended June 30, 2022, a decrease of $0.6 million, or 3%. The decrease was primarily due to a $0.6 million decrease in salary and related personnel costs from a reduction in development team headcount.
Research and development expense as a percentage of revenue decreased from 26% in the three months ended June 30, 2022 to 24% in the three months ended June 30, 2023.
General and administrative

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$23,671	$17,536	$6,135	35%
Percentage of total revenue	32%	25%
General and administrative expenses were $23.7 million for the three months ended June 30, 2023, compared to $17.5 million for the three months ended June 30, 2022, an increase of $6.1 million, or 35%. The increase was primarily due to a $9.6 million increase in litigation costs that are out of the ordinary course of business and a $2.7 million increase in lease-related impairment charges. These increases were partially offset by a $1.9 million decrease in stock-based compensation, a $1.4 million decrease in salary and related personnel costs from a reduction in headcount, a $1.1 million decrease from the prior year change in fair value of contingent consideration liabilities, and a $0.6 million decrease in acquisition-related costs.
General and administrative expense as a percentage of revenue increased from 25% in the three months ended June 30, 2022 to 32% in the three months ended June 30, 2023.
Depreciation and amortization

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,735	$12,612	$(1,877)	(15)%
Percentage of total revenue	15%	18%

Depreciation and amortization expenses were $10.7 million for the three months ended June 30, 2023, compared to $12.6 million for the three months ended June 30, 2022, a decrease of $1.9 million, or 15%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 18% in the three months ended June 30, 2022 to 15% in the three months ended June 30, 2023.

Interest and other income (expense), net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$3,905	676	$3,229	478%
Interest expense	(1,821)	(1,809)	(12)	1%
Other income (expense)	6	(47)	53	(113)%
Total interest and other income (expense), net	$2,090	$(1,180)	$3,270	(277)%
Interest and other income (expense), net increased $3.3 million, or 277%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This change is primarily due to an increase in interest income on our short-term investments of $3.2 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.
Income tax provision (benefit)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$85	$(944)	$1,029	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended June 30, 2023. The income tax benefit of $0.9 million recorded for the three months ended June 30, 2022 is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the quarter. The release of the valuation allowance is attributable to the acquisition of ARMUS, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Discussion of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$94,510	$87,627	$6,883	8%
Professional services	52,571	51,093	1,478	3%
Total revenue	$147,081	$138,720	$8,361	6%
Percentage of revenue:
Technology	64%	63%
Professional services	36	37
Total	100%	100%

Total revenue was $147.1 million for the six months ended June 30, 2023, compared to $138.7 million for the six months ended June 30, 2022, an increase of $8.4 million, or 6%.

Technology revenue was $94.5 million, or 64% of total revenue, for the six months ended June 30, 2023, compared to $87.6 million, or 63% of total revenue, for the six months ended June 30, 2022. The technology revenue growth was primarily from new DOS Subscription Clients, acquired technology clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $52.6 million, or 36% of total revenue, for the six months ended June 30, 2023, compared to $51.1 million, or 37% of total revenue, for the six months ended June 30, 2022. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to DOS Subscription Clients, which includes Tech-enabled Managed Services, as well as recognition of certain non-recurring, project-related revenue items.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$30,586	$27,323	$3,263	12%
Professional services	47,156	41,280	5,876	14%
Total cost of revenue, excluding depreciation and amortization	$77,742	$68,603	$9,139	13%
Percentage of total revenue	53%	50%
Cost of technology revenue, excluding depreciation and amortization, was $30.6 million for the six months ended June 30, 2023, compared to $27.3 million for the six months ended June 30, 2022, an increase of $3.3 million, or 12%. The increase was primarily due to a $1.6 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $1.0 million increase in license and revenue share fees, and a $0.5 increase in contractors and outside service fees.
Cost of professional services revenue was $47.2 million for the six months ended June 30, 2023, compared to $41.3 million for the six months ended June 30, 2022, an increase of $5.9 million, or 14%. This increase was primarily due to a $4.8 million increase in salary and related personnel costs from additional professional services headcount, including new Tech-enabled Managed Services headcount, a $1.1 million increase in contractors and outside service fees, and a $0.4 million increase in restructuring costs.
Operating expenses
Sales and marketing

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$34,966	$41,740	$(6,774)	(16)%
Percentage of total revenue	24%	30%

Sales and marketing expenses were $35.0 million for the six months ended June 30, 2023, compared to $41.7 million for the six months ended June 30, 2022, a decrease of $6.8 million, or 16%. The decrease was primarily due to a $4.9 million decrease in salary and related personnel costs from a reduction in headcount, a $3.0 million decrease in stock-based compensation, and a $1.0 million decrease in contractors and outside service fees, partially offset by a $1.2 million increase in restructuring charges, and a $1.1 million increase in the provision for expected credit losses.

Sales and marketing expense as a percentage of total revenue decreased from 30% in the six months ended June 30, 2022 to 24% in the six months ended June 30, 2023.

Research and development

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$34,672	$35,296	$(624)	(2)%
Percentage of total revenue	24%	25%

Research and development expenses were $34.7 million for the six months ended June 30, 2023, compared to $35.3 million for the six months ended June 30, 2022, a decrease of $0.6 million, or 2%. The decrease was primarily due to a $1.7 million decrease in salary and related personnel costs from a reduction in headcount, partially offset by a $1.2 million increase in contractor and outside service fees.
Research and development expense as a percentage of revenue decreased from 25% in the six months ended June 30, 2022 to 24% in the six months ended June 30, 2023.

General and administrative

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$47,504	$26,359	$21,145	80%
Percentage of total revenue	32%	19%
General and administrative expenses were $47.5 million for the six months ended June 30, 2023, compared to $26.4 million for the six months ended June 30, 2022, an increase of $21.1 million, or 80%. The increase was primarily due to a $21.3 million increase in litigation costs that are out of the ordinary course of business, a $7.3 million increase from the prior year change in fair value of contingent consideration, and a $2.7 million increase in lease-related impairment charges. These increases were partially offset by a $3.6 million decrease in stock-based compensation, a $2.7 million decrease in salary and related personnel costs from a reduction in headcount, and a $2.3 million decrease in acquisition-related costs.
General and administrative expense as a percentage of revenue increased from 19% in the six months ended June 30, 2022 to 32% in the six months ended June 30, 2023.
Depreciation and amortization

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$21,729	$24,261	$(2,532)	(10)%
Percentage of total revenue	15%	17%

Depreciation and amortization expenses were $21.7 million for the six months ended June 30, 2023, compared to $24.3 million for the six months ended June 30, 2022, a decrease of $2.5 million, or 10%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 17% in the six months ended June 30, 2022 to 15% in the six months ended June 30, 2023.

Interest and other income (expense), net

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$7,510	850	$6,660	784%
Interest expense	(3,638)	(3,614)	(24)	1%
Other income (expense)	11	(78)	89	(114)%
Total interest and other income (expense), net	$3,883	$(2,842)	$6,725	(237)%

Interest and other income (expense), net increased $6.7 million, or 237%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This change is primarily due to an increase in interest income on our short-term investments of $6.7 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.

Income tax provision (benefit)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$154	(4,495)	$4,649	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the six months ended June 30, 2023. The income tax benefit of $4.5 million recorded for the six months ended June 30, 2022 is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the period. The release of our valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $343.8 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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
We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Share repurchase plan
During the third quarter of 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the six months ended June 30, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of June 30, 2023.
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

Refer to “Note 9—Convertible Senior Notes” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the private offering of the Notes and the Capped Calls.
Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(17,154)	$(8,418)
Net cash provided by (used in) investing activities	15,234	(12,095)
Net cash provided by financing activities	1,295	4,289
Effect of exchange rate changes	2	(20)
Net decrease in cash and cash equivalents	$(623)	$(16,244)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2023, net cash used in operating activities was $17.2 million, which included a net loss of $65.8 million. Non-cash adjustments primarily consisted of $21.7 million in depreciation and amortization, $28.5 million in stock-based compensation, and $2.7 million from lease-related impairment charges, reduced by $4.0 million in net interest income from the amortization of discounts on our short-term investments.
For the six months ended June 30, 2022, net cash used in operating activities was $8.4 million, which included a net loss of $55.9 million. Non-cash adjustments primarily consisted of $24.3 million in depreciation and amortization, $36.1 million in stock-based compensation, reduced by a $7.3 million change in fair value of contingent consideration liabilities, and a $4.5 million deferred tax benefit.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2023 of $15.2 million was primarily due to $188.6 million provided from the sale and maturity of short-term investments, reduced by $165.2 million in purchases of short-term investments, and $6.4 million of capitalized internal-use software development costs.
Net cash used in investing activities for the six months ended June 30, 2022 of $12.1 million was primarily due to $185.2 million provided from the sale and maturity of short-term investments, reduced by $160.5 million in purchases of short-term investments, $27.8 million used to acquire ARMUS and KPI Ninja, and $7.0 million of capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2023 of $1.3 million was primarily the result of $2.2 million in proceeds from our ESPP and $0.9 million in stock option exercise proceeds, reduced by $1.8 million in repurchases of common stock.

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

Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the high level of inflation, rising interest rates, and market volatility caused by bank failures and measures taken in response thereto, amongst other factors, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the recent inflationary pressures, market volatility caused by bank failures, the challenging macroeconomic environment in general, and other factors on our estimates, including our expected credit losses, goodwill impairment assessments, and the fair value and/or recoverability of other assets.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $343.8 million as of June 30, 2023, which are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2023, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For information regarding a recent legal proceeding that was dismissed with prejudice on June 20, 2023, refer to “Note 14—Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Macroeconomic challenges (including the high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto) and the lingering effects of the global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.
Recent macroeconomic challenges (including the high inflationary and/or high interest rate environments), the lingering effects of the COVID-19 pandemic, and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new DOS Subscription Client, which we estimate to typically be approximately one year, could lengthen, as we started to experience in 2022, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the ongoing effects of the COVID-19 pandemic, any new public health crisis, the high inflationary environment, rising interest rates, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of public health crises (including the COVID-19 pandemic), and macroeconomic challenges (including the high inflationary environment and rising interest rates), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility as a result of future failures of financial institutions, similar to the failures of Silicon Valley Bank and Signature Bank, could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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
In addition, our sales cycle and timing of sales can vary substantially from client to client because of various factors, including the discretionary nature of potential clients’ purchasing and budget decisions, the announcement or planned introduction of new analytics applications or services by us or our competitors, and the purchasing approval processes of potential clients. If our sales cycle lengthens, as we started to experience in 2022, or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.
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
In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations also depend, in part, on our ability to upgrade and enhance our Solution. If our clients fail to renew their contracts, renew their contracts upon less favorable terms, or at lower fee levels or fail to purchase new technology and services from us, our revenue may decline or our future revenue growth may be constrained.

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
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes, litigation related to intellectual property, and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our clients, or stockholders. Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and results of operations. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and resulting in a reduction in the trading price of our stock.
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
We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. During 2020 we acquired Able Health, Healthfinch, and Vitalware, during 2021 we acquired Twistle, and during 2022 we acquired ARMUS and KPI Ninja. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
Risks Related to Data and Intellectual Property
Our Solution is dependent on our ability to source data from third parties, and such third parties could take steps to block our access to data, or increase fees or impose fees for such access, which could impair our ability to provide our Solution, limit the effectiveness of our Solution or adversely affect our financial condition and results of operations.
Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our clients. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI), referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule, and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces to allow individuals to securely and easily access structured EHI using smartphone applications, provides patients with certain rights to electronic access to their EHI (structured and/or unstructured) at no cost and implements the information blocking provisions of the 21st Century Cures Act, subject to eight exceptions that will not be considered information blocking as long as specific conditions are met. In April 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the Final Rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing. The impact of the Final Rule on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the Final Rule by industry participants and regulators.

The Final Rule focuses on health plans, payors, and healthcare providers and proposes measures to enable patients to move from health plan to health plan, provider to provider, and have both their clinical and administrative information travel with them. It is unclear whether the Final Rule may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition, and reducing our market share. It is unclear at this time what the costs of compliance with the proposed rules, if adopted, would be, and what additional risks there may be to our business. If we face limitations on the development of data interfaces and other information blocking practices, including the imposition of increased fees, our data access and ability to download relevant data may be limited, which could adversely affect our ability to provide our Solution as effectively as possible. Any steps we take to enforce the anti-information blocking provisions of the 21st Century Cures Act could be costly, could distract management attention from the business, and could have uncertain results.

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
Our Solution involves the storage and transmission of our clients’ proprietary information, including personal or identifying information regarding patients and their protected health information (PHI). Despite the implementation of security measures, our information technology systems and those of our clients, contractors, consultants, and collaborators are vulnerable to attack, damage and interruption from cyberattacks, “phishing” attacks, computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise.
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
•GDPR and foreign data privacy protection laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in Europe, the GDPR went into effect on May 25, 2018. The GDPR imposes data protection requirements for processing the personal data of individuals within the European Economic Area (EEA) relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. Data protection authorities of the different EEA member states may also interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.
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
We employ and contract with physicians and other licensed healthcare professionals who assist our clients with the clients’ care coordination, care management, population health management, and patient safety activities. Although we do not intend to provide medical care, treatment, or advice, our relationships with such healthcare professionals may implicate certain state laws in the United States in which we operate that generally prohibit non-professional entities from providing licensed medical services, exercising control over licensed physicians or other licensed healthcare professionals, or engaging in certain practices such as fee-splitting with such licensed professionals. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition, and results of operations.
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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, and KPI Ninja between February 2020 and April 2022. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2023.

Item 5. Other Information

10b5-1 Plan:

On May 23, 2023, Linda Llewelyn, our Chief People Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 49,197 shares of our common stock until August 31, 2024.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1	Non-Employee Director Compensation Policy.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	August 8, 2023
Bryan Hunt	(Principal Financial Officer)