Form 10-Q
period 2023-09-30
Health Catalyst, Inc.
filed 2023-11-06
CIK 1636422

       .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the Registrant had 57,550,324 shares of common stock outstanding.

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

•Macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility and measures taken in response thereto) and the lingering effects of the global coronavirus (COVID-19) pandemic could harm our business, results of operations, and financial condition.
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

Part I. Financial Information

Item 1.  Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,971	$116,312
Short-term investments	252,726	247,178
Accounts receivable, net	46,085	47,970
Prepaid expenses and other assets	14,671	16,335
Total current assets	408,453	427,795
Property and equipment, net	26,096	25,928
Intangible assets, net	71,996	92,189
Operating lease right-of-use assets	15,277	16,658
Goodwill	185,982	185,982
Other assets	5,116	3,734
Total assets	$712,920	$752,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,327	$4,424
Accrued liabilities	21,457	19,691
Deferred revenue	53,067	54,961
Operating lease liabilities	3,402	3,434
Total current liabilities	84,253	82,510
Convertible senior notes	227,655	226,523
Deferred revenue, net of current portion	312	105
Operating lease liabilities, net of current portion	18,233	18,017
Other liabilities	73	121
Total liabilities	330,526	327,276
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 57,044,112 and 55,261,922 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,469,422	1,424,681
Accumulated deficit	(1,086,858)	(999,023)
Accumulated other comprehensive loss	(170)	(648)
Total stockholders’ equity	382,394	425,010
Total liabilities and stockholders’ equity	$712,920	$752,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Technology	$45,973	$43,997	$140,483	$131,624
Professional services	27,800	24,357	80,371	75,450
Total revenue	73,773	68,354	220,854	207,074
Cost of revenue, excluding depreciation and amortization:
Technology	15,169	14,572	45,755	41,895
Professional services	26,618	21,768	73,774	63,048
Total cost of revenue, excluding depreciation and amortization	41,787	36,340	119,529	104,943
Operating expenses:
Sales and marketing	15,084	25,401	50,050	67,141
Research and development	17,667	20,770	52,339	56,066
General and administrative	13,625	19,192	61,129	45,551
Depreciation and amortization	10,190	12,372	31,919	36,633
Total operating expenses	56,566	77,735	195,437	205,391
Loss from operations	(24,580)	(45,721)	(94,112)	(103,260)
Interest and other income (expense), net	2,607	142	6,490	(2,700)
Loss before income taxes	(21,973)	(45,579)	(87,622)	(105,960)
Income tax provision (benefit)	59	156	213	(4,339)
Net loss	$(22,032)	$(45,735)	$(87,835)	$(101,621)
Net loss per share, basic	$(0.39)	$(0.84)	$(1.57)	$(1.89)
Net loss per share, diluted	$(0.39)	$(0.84)	$(1.57)	$(1.97)
Weighted-average shares outstanding used in calculating net loss per share, basic	56,711	54,304	56,062	53,667
Weighted-average shares outstanding used in calculating net loss per share, diluted	56,711	54,304	56,062	54,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(22,032)	$(45,735)	$(87,835)	$(101,621)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	35	(421)	490	(686)
Change in foreign currency translation adjustment	(1)	(19)	(12)	(126)
Comprehensive loss	$(21,998)	$(46,175)	$(87,357)	$(102,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2023
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	56,541,641	$1,454,897	$(1,064,826)	$(204)	$389,867
Vesting of restricted stock units	497,789	—	—	—	—
Exercise of stock options	4,682	40	—	—	40
Stock-based compensation	—	14,485	—	—	14,485
Net loss	—	—	(22,032)	—	(22,032)
Other comprehensive income	—	—	—	34	34
Balance as of September 30, 2023	57,044,112	$1,469,422	$(1,086,858)	$(170)	$382,394

	Three Months Ended September 30, 2022
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	54,053,379	$1,387,000	$(917,506)	$(439)	$469,055
Issuance of common stock for settlement of contingent consideration	439,327	7,746	—	—	7,746
Vesting of restricted stock units	408,126	—	—	—	—
Exercise of stock options	22,102	239	—	—	239
Stock-based compensation	—	17,494	—	—	17,494
Repurchase of common stock	(709,139)	(8,393)	—	—	(8,393)
Net loss	—	—	(45,735)	—	(45,735)
Other comprehensive loss	—	—	—	(440)	(440)
Balance as of September 30, 2022	54,213,795	$1,404,086	$(963,241)	$(879)	$439,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2023
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	1,554,641	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,133	2,206	—	—	2,206
Exercise of stock options	128,443	937	—	—	937
Stock-based compensation	—	43,406	—	—	43,406
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(87,835)	—	(87,835)
Other comprehensive income	—	—	—	478	478
Balance as of September 30, 2023	57,044,112	$1,469,422	$(1,086,858)	$(170)	$382,394

	Nine Months Ended September 30, 2022
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	52,622,080	$1,401,025	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units and restricted shares	1,196,251	1	—	—	1
Issuance of common stock under employee stock purchase plan	124,151	1,531	—	—	1,531
Exercise of stock options	349,491	3,927	—	—	3,927
Stock-based compensation	—	54,150	—	—	54,150
Issuance of common stock for settlement of contingent consideration	517,575	10,052	—	—	10,052
Issuance of common stock related to acquisitions	113,386	3,006	—	—	3,006
Repurchase of common stock	(709,139)	(8,393)	—	—	(8,393)
Net loss	—	—	(101,621)	—	(101,621)
Other comprehensive loss	—	—	—	(812)	(812)
Balance as of September 30, 2022	54,213,795	$1,404,086	$(963,241)	$(879)	$439,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(87,835)	$(101,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	42,745	53,356
Depreciation and amortization	31,919	36,633
Impairment of long-lived assets	2,681	4,925
Non-cash operating lease expense	2,272	2,458
Amortization of debt discount and issuance costs	1,132	1,124
Investment discount and premium (accretion) amortization	(6,816)	(608)
Provision for expected credit losses	1,626	700
Deferred tax provision (benefit)	6	(4,527)
Change in fair value of contingent consideration liabilities	—	(4,668)
Other	101	(71)
Change in operating assets and liabilities:
Accounts receivable, net	259	(800)
Prepaid expenses and other assets	385	2,020
Accounts payable, accrued liabilities, and other liabilities	1,847	873
Deferred revenue	(1,688)	(4,365)
Contingent consideration liabilities	—	(3,234)
Operating lease liabilities	(2,673)	(2,644)
Net cash used in operating activities	(14,039)	(20,449)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	256,101	270,171
Purchase of short-term investments	(254,448)	(274,529)
Capitalization of internal-use software	(9,331)	(10,024)
Purchase of intangible assets	(986)	(1,317)
Purchases of property and equipment	(981)	(1,752)
Proceeds from the sale of property and equipment	21	20
Acquisition of businesses, net of cash acquired	—	(27,846)
Net cash used in investing activities	(9,624)	(45,277)

Cash flows from financing activities
Proceeds from exercise of stock options	937	3,927
Proceeds from employee stock purchase plan	3,206	2,558
Repurchase of common stock	(1,808)	(8,393)
Payments of acquisition-related consideration	—	(1,342)
Net cash provided by (used in) financing activities	2,335	(3,250)
Effect of exchange rate changes on cash and cash equivalents	(13)	(27)
Net decrease in cash and cash equivalents	(21,341)	(69,003)

Cash and cash equivalents at beginning of period	116,312	193,227
Cash and cash equivalents at end of period	$94,971	$124,224

Supplemental disclosures of non-cash investing and financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$2,033	$169
Purchase of intangible assets included in accounts payable and accrued liabilities	1,310	1,431
Stock-based compensation capitalized as internal-use software	662	794
Capitalized internal-use software included in accounts payable and accrued liabilities	88	—
Purchase of property and equipment included in accounts payable and accrued liabilities	21	130
Common stock issued in connection with acquisitions	—	3,006
Common stock issued for settlement of contingent consideration	—	10,052

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, our interim condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. Our condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of September 30, 2023 and December 31, 2022, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $2.9 million and $0.9 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of September 30, 2023 and December 31, 2022, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $53.4 million and $55.1 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2023 and December 31, 2022, $2.1 million and $1.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the remaining $3.6 million and $2.6 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$3,800	$2,000	$2,300	$1,600
Provision for expected credit losses	112	300	1,626	700
Less: Write-offs, net of recoveries	(12)	—	(26)	—
Allowance for credit losses at the end of period	$3,900	$2,300	$3,900	$2,300

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
During the nine months ended September 30, 2023 and 2022, we identified asset impairment indicators for multiple portions of our corporate office space designated for subleasing. We performed a recoverability test of the relevant asset groups, comprised of operating lease ROU and other related assets, and determined that the carrying value of these asset groups was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.7 million and $3.7 million during the nine months ended September 30, 2023 and 2022, respectively, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the nine months ended September 30, 2023, $2.0 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements, while during the nine months ended September 30, 2022, $2.5 million of the impairment charge was allocated to ROU assets and the remaining $1.2 million was allocated to leasehold improvements.

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
If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and nine months ended September 30, 2023 and 2022.
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
We expensed $1.6 million and $0.1 million of transaction costs associated with business combinations during the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our condensed consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations. There were no contingent consideration liabilities during the three and nine months ended September 30, 2023.
Advertising costs
All advertising costs are expensed as incurred. For the three months ended September 30, 2023 and 2022, we incurred $0.4 million and $4.4 million of advertising costs, respectively, and $1.6 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at September 30, 2023 and December 31, 2022. Money market funds and short-term investments are measured at fair value on a recurring basis. Our contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.

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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of three years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and nine months ended September 30, 2023, we recognized compensation expense of $0.3 million and $1.0 million, respectively, related to these retention payments. As of September 30, 2023, there is an additional $2.0 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 1.6 years.

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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three and nine months ended September 30, 2023, we recognized compensation expense of $0.2 million and $0.5 million, respectively, related to these retention payments. As of September 30, 2023, there was an additional $1.6 million of unrecognized compensation expense related to these retention payments expected to be recognized over a remaining weighted-average period of 2.4 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Recurring technology	$45,973	$43,997	$140,126	$131,144
One-time technology (i.e., perpetual license)	—	—	357	480
Professional services	27,800	24,357	80,371	75,450
Total revenue	$73,773	$68,354	$220,854	$207,074
Revenue related to contracts with clients located in the United States was 98.5% and 98.6% for the three months ended September 30, 2023 and 2022, respectively, and 98.3% and 97.9% for the nine months ended September 30, 2023 and 2022, respectively.

4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Technology	$185,200	$185,200
Professional services	782	782
Total goodwill	$185,982	$185,982
As of September 30, 2023, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$100,829	$(75,057)	$25,772
Client relationships and contracts	84,764	(42,470)	42,294
Computer software licenses	10,549	(7,559)	2,990
Trademarks	2,720	(1,780)	940
Total intangible assets	$198,862	$(126,866)	$71,996
Amortization expense of acquired intangible assets was $7.1 million and $9.4 million for the three months ended September 30, 2023 and 2022, respectively, and $22.4 million and $28.7 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three and nine months ended September 30, 2023 and 2022.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$100,829	$(61,775)	$39,054
Client relationships and contracts	84,764	(34,757)	50,007
Computer software licenses	8,791	(6,893)	1,898
Trademarks	2,720	(1,490)	1,230
Total intangible assets	$197,104	$(104,915)	$92,189

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Computer equipment	$9,791	$10,021
Leasehold improvements	9,304	9,969
Furniture and fixtures	3,731	3,731
Capitalized internal-use software costs	27,836	19,553
Computer software	111	111
Total property and equipment	50,773	43,385
Less: accumulated depreciation	(24,677)	(17,457)
Property and equipment, net	$26,096	$25,928
Our long-lived assets are located in the United States. Depreciation expense totaled $3.1 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively, and $9.5 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.
During the nine months ended September 30, 2023 and the nine months ended September 30, 2022, we impaired $0.7 million and $1.2 million, respectively, of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 1 for additional details. During the three and nine months ended September 30, 2022, we also incurred a $1.2 million impairment related to discontinued capitalized internal-use software projects as part of restructuring. Refer to Note 18 for additional details.
We capitalized $3.0 million and $3.1 million of internal-use software costs for the three months ended September 30, 2023 and 2022, respectively, and $9.6 million and $10.5 million for the nine months ended September 30, 2023 and 2022, respectively. We incurred $2.1 million and $1.8 million of capitalized internal-use software cost amortization expense for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and nine months ended September 30, 2023 and 2022. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$90,752	$—	$—	$90,752	$90,752	$—
U.S. treasury notes	95,032	2	—	95,034	—	95,034
Commercial paper	101,862	—	—	101,862	—	101,862
Corporate bonds	39,722	—	(83)	39,639	—	39,639
U.S. agency securities	16,194	—	(3)	16,191	—	16,191
Total	$343,562	$2	$(86)	$343,478	$90,752	$252,726

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$114,532	$—	$—	$114,532	$114,532	$—
U.S. treasury notes	63,404	—	(427)	62,977	—	62,977
Commercial paper	150,724	2	—	150,726	—	150,726
Corporate bonds	26,235	—	(156)	26,079	—	26,079
U.S. agency securities	7,390	6	—	7,396	—	7,396
Total	$362,285	$8	$(583)	$361,710	$114,532	$247,178

The following table presents the contractual maturities of our short-term investments as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$252,810	$252,726	$247,753	$247,178
Total	$252,810	$252,726	$247,753	$247,178

Accrued interest receivables related to our available-for-sale securities of $0.6 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2023 and December 31, 2022, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of September 30, 2023 were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$90,752	$—	$—	$90,752
U.S. Treasury notes	95,034	—	—	95,034
Commercial paper	—	101,862	—	101,862
Corporate bonds	—	39,639	—	39,639
U.S. agency securities	—	16,191	—	16,191
Total	$185,786	$157,692	$—	$343,478
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$114,532	$—	$—	$114,532
U.S. Treasury notes	62,977	—	—	62,977
Commercial paper	—	150,726	—	150,726
Corporate bonds	—	26,079	—	26,079
U.S. agency securities	—	7,396	—	7,396
Total	$177,509	$184,201	$—	$361,710
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2023 and 2022.
Convertible senior notes
As of September 30, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $219.2 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 9—Convertible Senior Notes for further information.
Nonrecurring fair value measurements
We recorded impairment charges of $2.7 million and $3.7 million related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the nine months ended September 30, 2023 and nine months ended September 30, 2022, respectively. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the office space designated for subleasing and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued Liabilities
As of September 30, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Accrued compensation and benefit expenses	$11,157	$12,180
Restructuring liabilities(1)	—	1,837
Other accrued liabilities	10,300	5,674
Total accrued liabilities	$21,457	$19,691
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
As of September 30, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Contractual interest expense	$1,445	$1,436	$4,329	$4,300
Amortization of debt issuance costs and discount	378	375	1,132	1,124
Total	$1,823	$1,811	$5,461	$5,424

The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30, 2023
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(2,345)
Net carrying amount	$227,655
Based on the closing price of our common stock of $10.12 per share on the last trading day of the period ended September 30, 2023, the if-converted value of the Notes was less than their respective principal amounts.
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

10. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2023 and December 31, 2022, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 57,368,674 and 55,764,942 shares were legally issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The shares legally issued and outstanding as of September 30, 2023 and December 31, 2022 included 324,562 shares and 503,020 shares, respectively, issued pursuant acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2023.
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the first quarter of 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of September 30, 2023.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net loss per share, basic
Numerator:
Net loss	$(22,032)	$(45,735)	$(87,835)	$(101,621)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	56,710,602	54,303,667	56,061,925	53,666,667
Net loss per share, basic	$(0.39)	$(0.84)	$(1.57)	$(1.89)
Net loss per share, diluted
Numerator:
Net loss	$(22,032)	$(45,735)	$(87,835)	$(101,621)
Dilutive change in fair value of shares issuable as contingent consideration(1)	—	—	—	(4,668)
Net loss for diluted calculation	$(22,032)	$(45,735)	$(87,835)	$(106,289)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	56,710,602	54,303,667	56,061,925	53,666,667
Dilutive effect of shares issuable as acquisition-related contingent consideration(1)	—	—	—	358,030
Weighted-average number of shares used in calculating net loss per share, diluted	56,710,602	54,303,667	56,061,925	54,024,697
Net loss per share, diluted	$(0.39)	$(0.84)	$(1.57)	$(1.97)
____________________
(1)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the nine months ended September 30, 2022, but anti-dilutive during the three months ended September 30, 2022. During the three and nine months ended September 30, 2023, there were no longer any shares issuable as acquisition-related contingent consideration.

During the three and nine months ended September 30, 2023 and 2022, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of September 30,
	2023	2022
	(unaudited)
Common stock options	1,404,287	1,757,832
Restricted stock units	4,196,967	4,334,386
Performance-based restricted stock units	211,548	604,708
Shares related to convertible senior notes	7,516,331	7,516,331
Employee stock purchase plan	184,908	147,602
Restricted shares	324,562	503,020
Total potentially dilutive securities	13,838,603	14,863,879
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
As of September 30, 2023 and December 31, 2022, there were 20,717,667 and 17,929,420 shares authorized for grant, respectively, and 3,526,070 and 2,479,622 shares available for grant under the 2019 Plan, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Restricted stock units	$11,591	$14,079	$34,531	$39,963
Performance-based restricted stock units	406	313	1,117	3,949
Employee stock purchase plan	357	421	1,464	1,263
Restricted shares	1,878	1,878	5,573	5,912
Options	—	613	60	2,269
Total stock-based compensation	$14,232	$17,304	$42,745	$53,356

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Cost of revenue	$2,424	$2,485	$7,090	$7,645
Sales and marketing	5,149	7,037	16,049	20,925
Research and development	2,927	3,390	8,677	9,643
General and administrative	3,732	4,392	10,929	15,143
Total stock-based compensation	$14,232	$17,304	$42,745	$53,356

Stock options
There were no stock options granted during the nine months ended September 30, 2023 or 2022. A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2023, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2023	1,748,306	$11.51
Options exercised	(128,443)	7.29
Options cancelled/forfeited	(215,576)	12.80
Outstanding at September 30, 2023	1,404,287	$11.69	4.2	$133,440
Vested and expected to vest as of September 30, 2023	1,404,287	$11.69	4.2	$133,440
Vested and exercisable as of September 30, 2023	1,404,287	$11.69	4.2	$133,440
The aggregate intrinsic value of stock options exercised was $0.7 million for the nine months ended September 30, 2023. The total grant-date fair value of stock options vested during the nine months ended September 30, 2023 was $0.4 million. As of September 30, 2023, all of our outstanding stock options were fully vested and there was no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2023	3,292,943	$29.71
RSUs granted	2,431,388	11.99
RSUs vested	(1,185,305)	29.70
RSUs forfeited	(342,059)	26.83
Unvested and outstanding at September 30, 2023	4,196,967	$19.68
During the nine months ended September 30, 2023 and 2022, we granted RSUs with a weighted-average grant date fair value of $11.99 and $23.78, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $35.2 million and $32.6 million, respectively. As of September 30, 2023, we had $71.2 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.3 years.
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
During the nine months ended September 30, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2023, 2024, and 2025 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024 and 2025 vesting periods, each rounded to the nearest whole share.

The fair value of the market-based tranches included in the 2023 executive PRSUs is estimated on the date of grant using the Monte Carlo simulation valuation model with the following assumptions for the nine months ended September 30, 2023:

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Nine Months Ended September 30, 2023
(unaudited)
Expected volatility	61.7%
Expected term (in years)	1-3
Risk-free interest rate	4.38% - 5.01%
Expected dividends	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the nine months ended September 30, 2023:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2023	534,380	$25.45
PRSUs granted	210,071	12.62
PRSUs vested	(190,878)	25.17
PRSUs forfeited	(342,025)	25.19
Unvested and outstanding at September 30, 2023	211,548	$13.39

During the nine months ended September 30, 2023 and 2022, we granted PRSUs with a weighted-average grant date fair value of $12.62 and $25.75, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches. The total grant date fair value of PRSUs vested during the nine months ended September 30, 2023 and 2022 was $4.8 million and $12.8 million, respectively. As of September 30, 2023, we had $1.7 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.6 years.

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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the six months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Expected volatility	54.3% - 99.4%	37.5% - 75.8%
Expected term (in months)	6	6
Risk-free interest rate	4.77% - 5.53%	0.22% - 2.52%
Expected dividends	—	—
During the nine months ended September 30, 2023, we issued 244,133 shares under the ESPP, with a weighted-average purchase price per share of $9.04. Total cash proceeds from the purchase of shares under the ESPP during the nine months ended September 30, 2023 were $3.2 million. As of September 30, 2023, a total of 184,908 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.4 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending December 31, 2023. As of September 30, 2023, 1,645,705 shares were available for future issuance under the ESPP.
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

As of September 30, 2023, we had $2.2 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.4 years.

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
Our estimated effective tax rate was (0.3)% for the three months ended September 30, 2023 and 2022, and (0.2)% and 4.1% for the nine months ended September 30, 2023 and 2022, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2023 and December 31, 2022, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three and nine months ended September 30, 2023. For the nine months ended September 30, 2022, we recorded an income tax benefit of $4.3 million, which is primarily related to the discrete deferred tax benefit attributable to the release of a portion of the valuation allowance during the period. The release of valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.3 million that had previously been offset by a valuation allowance.
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

15. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended September 30, 2023 and 2022, 45% and 50%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2023 and 2022, 23% and 26%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $196.0 million of revenue on unsatisfied performance obligations as of September 30, 2023. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

16. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $4.1 million for the three months ended September 30, 2023. As of September 30, 2023, we had receivables from this related party of $0.8 million and deferred revenue with this related party of $0.2 million.
We have revenue arrangements with clients that are also our investors. None of these clients hold a significant amount of ownership in our equity interests.

17. Segments
We operate our business in two operating segments that also represent our reportable segments. Our business is organized based on our technology offerings and professional services. Accordingly, our segments are:
•Technology – Our technology segment (Technology) includes our data platform, analytics applications, and support services and generates revenue primarily from contracts that are cloud-based subscription arrangements, time-based license arrangements, and maintenance and support fees; and
•Professional Services – Our professional services segment (Professional Services) is generally the combination of analytics, implementation, strategic advisory, outsource, and improvement services to deliver expertise to our clients to more fully configure and utilize the benefits of our Technology offerings.
Revenue and cost of revenue generally are directly attributed to our segments. All segment revenue is from our external clients. Asset and other balance sheet information at the segment level is not reported to our Chief Operating Decision Maker.
Segment revenue and Adjusted Gross Profit for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenue
Technology	$45,973	$43,997	$140,483	$131,624
Professional Services	27,800	24,357	80,371	75,450
Total	$73,773	$68,354	$220,854	$207,074

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$31,367	$29,993	$96,356	$91,559
Professional Services	3,205	4,970	13,011	19,240
Total reportable segments Adjusted Gross Profit	34,572	34,963	109,367	110,799
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,424)	(2,485)	(7,090)	(7,645)
Acquisition-related costs, net(1)	(162)	(217)	(506)	(776)
Restructuring costs	—	(247)	(446)	(247)
Less other reconciling items:
Sales and marketing	(15,084)	(25,401)	(50,050)	(67,141)
Research and development	(17,667)	(20,770)	(52,339)	(56,066)
General and administrative	(13,625)	(19,192)	(61,129)	(45,551)
Depreciation and amortization	(10,190)	(12,372)	(31,919)	(36,633)
Interest and other income (expense), net	2,607	142	6,490	(2,700)
Loss before income taxes	$(21,973)	$(45,579)	$(87,622)	$(105,960)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS, KPI Ninja, and Twistle acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
18. Restructuring Costs
During the third quarter of 2022, we initiated a restructuring plan (2022 Restructuring Plan) to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As part of the 2022 Restructuring Plan, we significantly reduced investment in our life sciences business unit, which is generally part of the technology segment, and also reduced headcount throughout the Company, including among our senior leadership team. The restructuring costs primarily related to severance and other team member costs from workforce reductions, impairment of discontinued capitalized internal-use software projects, and other miscellaneous charges. We substantially completed all actions under the 2022 Restructuring Plan in early 2023 and, as of September 30, 2023, the related restructuring liabilities were completely settled through cash outlays made to impacted team members.
The following table summarizes our restructuring costs by financial statement line item for the nine months ended September 30, 2023 (in thousands). We had no restructuring costs for the three months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—	$—	$12
Professional services	434	—	—	434
Sales and marketing	1,190	—	15	1,205
Research and development	286	—	—	286
General and administrative	94	—	24	118
Total	$2,016	$—	$39	$2,055

2022 Restructuring Plan cumulative charges incurred	$8,071	$1,225	$1,184	$10,480
____________________
(1)Includes other miscellaneous charges associated with the 2022 Restructuring Plan.
The following table summarizes our restructuring costs by financial statement line item for the three and nine months ended September 30, 2022 (in thousands):

	Three and Nine Months Ended September 30, 2022
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restructuring liabilities are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of January 1, 2023	$1,837
Severance and other restructuring costs	2,055
Cash payments	(2,825)
Balance as of March 31, 2023	$1,067
Cash payments	(1,006)
Balance as of June 30, 2023	$61
Cash payments	(61)
Balance as of September 30, 2023	$—
19. Subsequent Events
ERS Corporation Acquisition
On October 2, 2023, we acquired Electronic Registry Systems, Inc. (ERS), a cloud-based provider of clinical registry development and data management software focused on oncology with advanced data analytics expertise, for preliminary consideration of approximately $11.5 million in cash and 175,901 shares of our common stock that will be subject to revesting over a period of 18 months. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Annual Report on Form 10-K for the year ending December 31, 2023.
2023 Restructuring Plan

On October 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). Restructuring initiatives under the 2023 Restructuring Plan are under evaluation, which may affect the amount and expected timing of restructuring costs and associated payments. We expect the 2023 Restructuring Plan will reduce our global workforce by approximately 10% during the fourth quarter of 2023 and our restructuring activities are expected to continue to a lesser extent during the first quarter of 2024. We expect to incur charges of at least $6.0 million in connection with the 2023 Restructuring Plan, primarily related to severance and other team member costs from workforce reductions. The estimated expense reduction and charges that we expect in connection with, or as a result of, the 2023 Restructuring Plan, are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to unanticipated events that may occur as a result of, or that are associated with, the 2023 Restructuring Plan.

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
Highlights from the three and nine months ended September 30, 2023 included:
•We recognized total revenue of $73.8 million and $68.4 million for the three months ended September 30, 2023 and 2022, respectively, and $220.9 million and $207.1 million for the nine months ended September 30, 2023 and 2022, respectively. The growth in revenue was primarily due to revenue from new clients and revenue expansion from existing clients, generally in Tech-enabled Managed Services.
•We incurred net losses of $22.0 million and $45.7 million for the three months ended September 30, 2023 and 2022, respectively, and $87.8 million and $101.6 million for the nine months ended September 30, 2023 and 2022, respectively.
•Our Adjusted EBITDA was $2.0 million and $(4.6) million for the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $(1.9) million for the nine months ended September 30, 2023 and 2022, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

Challenging Macroeconomic Environment and Strategic Operating Plan
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

In terms of other near-term implications of the challenging macroeconomic environment, we continue to anticipate a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our DOS client base, as well as upsells to our over 400 other more modular non-DOS clients. This expectation is driven by our belief that many existing clients that have already realized a strong ROI, and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. We continue to anticipate our 2023 Professional Services dollar-based retention achievement will be higher than Technology, largely driven by our Tech-enabled Managed Services bookings to-date and pipeline. Additionally, we anticipate that the elevated technology churn levels for DOS Subscription Clients, primarily for the parts of our Solution that do not offer near-term, financial ROI, inclusive of some smaller, more modular DOS relationships, and our aggregate churn levels in 2023 will be more heavily weighted toward the first half of 2023.

We continue to anticipate that a higher proportion of our net bookings, inclusive of both Tech-enabled Managed Services contracts and new DOS Subscription Clients, will occur in the second half of 2023 as compared to our historical average, largely resulting from the anticipated timing of our larger pipeline opportunities. Lastly, we continue to expect that our net new DOS Subscription Clients will have a lower average starting ARR as compared to historical levels. We expect that our average subscription revenue for net new DOS Subscription Clients signed in the year ended December 31, 2023 (new 2023 DOS Subscription Clients), will be toward the low end of the average expected range of $500,000 - $1,500,000, noted in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, driven primarily by greater growth opportunity through stand-alone DOS module components, such as Healthcare.AI, which results in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes enterprise access to all of the DOS platform components and analytic applications. This anticipated average expected range is comprised of new 2023 DOS Subscription Clients with (i) subscription revenue significantly above the expected average range driven by the size of the client organization and the bundle of technology and services included in their subscription and (ii) subscription revenue meaningfully below the expected range for stand-alone DOS module components, which enable a shorter sales cycle, provide greater deal certainty in challenging macroeconomic times, and provide an opportunity to expand our relationship.

We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Clients whose contracts typically have built-in, contractual technology revenue escalators.

As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a subset of modular clients and smaller DOS platform clients have lowered their application and analytics spend. Given the improved bookings performance of our Tech-enabled Managed Services offering beginning in the second half of 2022 and extending through 2023, we expect a higher proportion of our bookings in 2023 to come from our professional services offering relative to 2022, as health systems look for solutions to effectively address their near-term expense challenges. While this expected change in bookings mix will lead to lower Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in future years, we expect that we will achieve improvements in Adjusted EBITDA as a result of the minimal incremental operating expense required to support our Tech-enabled Managed Services growth. We continue to anticipate our adjusted operating expenses as a percentage of revenue will trend lower, largely due to our restructuring efforts and meaningful continued operating leverage.
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

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$73,773	$68,354	$220,854	$207,074
Adjusted Technology Gross Profit	$31,367	$29,993	$96,356	$91,559
Adjusted Technology Gross Margin	68%	68%	69%	70%
Adjusted Professional Services Gross Profit	$3,205	$4,970	$13,011	$19,240
Adjusted Professional Services Gross Margin	12%	20%	16%	26%
Total Adjusted Gross Profit	$34,572	$34,963	$109,367	$110,799
Total Adjusted Gross Margin	47%	51%	50%	54%
Adjusted EBITDA	$1,992	$(4,554)	$9,669	$(1,884)
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
The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$45,973	$27,800	$73,773
Cost of revenue, excluding depreciation and amortization	(15,169)	(26,618)	(41,787)
Gross profit, excluding depreciation and amortization	30,804	1,182	31,986
Add:
Stock-based compensation	497	1,927	2,424
Acquisition-related costs, net(1)	66	96	162
Adjusted Gross Profit	$31,367	$3,205	$34,572
Gross margin, excluding depreciation and amortization	67%	4%	43%
Adjusted Gross Margin	68%	12%	47%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.

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
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS, KPI Ninja, and Twistle acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.
Adjusted Technology Gross Margin remained consistent at 68% for both the three months ended September 30, 2023 and 2022. This year-over-year result was mainly driven by continued costs associated with transitioning a small subset of our client base to Azure-hosted environments as well as increased support and license and revenue share costs without a commensurate increase in revenue, offset by new client margin and existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
Adjusted Professional Services Gross Margin decreased from 20% for the three months ended September 30, 2022 to 12% for the three months ended September 30, 2023, primarily due to growth in Tech-enabled Managed Services, which start at a lower gross margin than many of our other professional service offerings, and lower utilization rates. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total Adjusted Gross Margin decreased from 51% for the three months ended September 30, 2022 to 47% for the three months ended September 30, 2023. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including Tech-enabled Managed Services.

The following is a reconciliation of our Adjusted Gross Profit to revenue, the most directly comparable financial measure calculated in accordance with GAAP, for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$140,483	$80,371	$220,854
Cost of revenue, excluding depreciation and amortization	(45,755)	(73,774)	(119,529)
Gross profit, excluding depreciation and amortization	94,728	6,597	101,325
Add:
Stock-based compensation	$1,408	$5,682	$7,090
Acquisition-related costs, net(1)	208	298	506
Restructuring costs(2)	12	434	446
Adjusted Gross Profit	$96,356	$13,011	$109,367
Gross margin, excluding depreciation and amortization	67%	8%	46%
Adjusted Gross Margin	69%	16%	50%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

	Nine Months Ended September 30, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$131,624	$75,450	$207,074
Cost of revenue, excluding depreciation and amortization	(41,895)	(63,048)	(104,943)
Gross profit, excluding depreciation and amortization	89,729	12,402	102,131
Add:
Stock-based compensation	1,563	6,082	7,645
Acquisition-related costs, net(1)	267	509	776
Restructuring costs(2)	—	247	247
Adjusted Gross Profit	$91,559	$19,240	$110,799
Gross margin, excluding depreciation and amortization	68%	16%	49%
Adjusted Gross Margin	70%	26%	54%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS, KPI Ninja, and Twistle acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.
Adjusted Technology Gross Margin decreased slightly from 70% for the nine months ended September 30, 2022 to 69% for the nine months ended September 30, 2023. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of our multi-tenant, Snowflake and Databricks-enabled data platform environment, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.

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
Adjusted Professional Services Gross Margin decreased from 26% for the nine months ended September 30, 2022 to 16% for the nine months ended September 30, 2023, primarily due to growth in Tech-enabled Managed Services, which start at a lower gross margin than many of our other professional service offerings, and lower utilization rates.
We expect the workforce reductions that are part of a restructuring plan, authorized by our board of directors and intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan), will have a positive impact on Adjusted Professional Services Gross Margin, however we still expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to the uncertain and challenging macroeconomic environment. Specifically, in the near term, we expect our mix of services to include more Tech-enabled Managed Services which have minimal initial services gross margins that gradually increase over time as we drive efficiencies in service delivery through the use of our technology. As part of our Tech-enabled Managed Services contracts, we often re-badge existing health system team members within the applicable functional area as Health Catalyst team members. We often provide a client with a near-term discount relative to their existing costs for the scope of the Tech-enabled Managed Services opportunity, and we drive incremental gross margin over time by leveraging our technology and know-how to make processes more efficient and reduce the client’s labor costs. While there will be a headwind to gross margin from these Tech-enabled Managed Services in the near term, we believe this model will benefit our mid and long-term Adjusted EBITDA and profitability targets due to improved direct margin on these services over time, our ability to drive operating leverage with lower relative incremental operating expense investment required, and the fact that these contracts typically result in long-term technology subscription contract renewals or expansions.

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
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses, including the change in timing of our Healthcare Analytics Summit (HAS) event. We generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(22,032)	$(45,735)	$(87,835)	$(101,621)
Add:
Interest and other (income) expense, net	(2,607)	(142)	(6,490)	2,700
Income tax provision (benefit)	59	156	213	(4,339)
Depreciation and amortization	10,190	12,372	31,919	36,633
Stock-based compensation	14,232	17,304	42,745	53,356
Acquisition-related costs, net(1)	2,126	3,292	3,102	3,188
Litigation costs(2)	24	—	21,279	—
Restructuring costs(3)	—	4,499	2,055	4,499
Non-recurring lease-related charges(4)	—	3,700	2,681	3,700
Adjusted EBITDA	$1,992	$(4,554)	$9,669	$(1,884)
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments.
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
•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our client base will enable us to drive growth. Over the last few years, we have developed and deployed several new analytics applications, including PowerCosting (formerly known as CORUS), PowerLabor, Touchstone, Patient Safety Monitor, Pop Analyzer (formerly known as Population Builder), Value Optimizer, and others. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new clients.
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, ARMUS in April 2022, and ERS in October 2023. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Clients, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generated a lower dollar-based retention rate than DOS Subscription Clients and we expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the nine months ended September 30, 2023, our technology revenue and professional services revenue represented 64% and 36% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future Total Adjusted Gross Margin.

For example, we expect professional services revenue to become a higher percentage of total revenue as a result of increased demand for Tech-enabled Managed Services that tend to provide an immediate ROI for clients, including in the form of cost savings for the client. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See the section titled “Key Financial Metrics – Reconciliation of Non-GAAP Financial Measures” above for more information.
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
Recent Acquisitions
ERS Corporation Acquisition
On October 2, 2023, we acquired Electronic Registry Systems, Inc. (ERS), a cloud-based provider of clinical registry development and data management software focused on oncology with advanced data analytics expertise, for preliminary consideration of approximately $11.5 million in cash and 175,901 shares of our common stock that will be subject to revesting over a period of 18 months.
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

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2023 and 2022, technology revenue represented 62% and 64% of total revenue, respectively, and professional services represented 38% and 36% of total revenue, respectively. For both the nine months ended September 30, 2023 and 2022, technology revenue represented 64% of total revenue and professional services represented 36% of total revenue.
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

Cost of professional services revenue.   Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. We expect the 2023 Restructuring Plan to increase cost of professional services revenue in the fourth quarter of 2023 due to severance costs, but we also expect that the reduction in headcount will reduce future, ongoing cost of professional services revenue. We further expect that the future savings from the reduced headcount will be offset by continued growth in our professional services, including Tech-enabled Managed Services.
Operating expense
Sales and marketing. Sales and marketing expenses primarily include salary and related personnel costs for our sales, marketing, and account management teams, lead generation, marketing events, including our HAS, marketing programs, and outside contractor costs associated with the sale and marketing of our offerings. We plan to continue to invest in sales and marketing to grow our client base, expand in new markets, and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of our expansion into new markets and marketing campaigns. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. We expect the 2023 Restructuring Plan to increase our research and development expenses in the fourth quarter of 2023 due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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

As of December 31, 2022, we had federal and state NOLs of $591.6 million and $462.9 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2023, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Technology	$45,973	$43,997	$140,483	$131,624
Professional services	27,800	24,357	80,371	75,450
Total revenue	73,773	68,354	220,854	207,074
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	15,169	14,572	45,755	41,895
Professional services(1)(2)(3)	26,618	21,768	73,774	63,048
Total cost of revenue, excluding depreciation and amortization	41,787	36,340	119,529	104,943
Operating expenses:
Sales and marketing(1)(2)(3)	15,084	25,401	50,050	67,141
Research and development(1)(2)(3)	17,667	20,770	52,339	56,066
General and administrative(1)(2)(3)(4)(5)	13,625	19,192	61,129	45,551
Depreciation and amortization	10,190	12,372	31,919	36,633
Total operating expenses	56,566	77,735	195,437	205,391
Loss from operations	(24,580)	(45,721)	(94,112)	(103,260)
Interest and other income (expense), net	2,607	142	6,490	(2,700)
Loss before income taxes	(21,973)	(45,579)	(87,622)	(105,960)
Income tax provision (benefit)	59	156	213	(4,339)
Net loss	$(22,032)	$(45,735)	$(87,835)	$(101,621)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$497	$494	$1,408	$1,563
Professional services	1,927	1,991	5,682	6,082
Sales and marketing	5,149	7,037	16,049	20,925
Research and development	2,927	3,390	8,677	9,643
General and administrative	3,732	4,392	10,929	15,143
Total	$14,232	$17,304	$42,745	$53,356

(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$66	$74	$208	$267
Professional services	96	143	298	509
Sales and marketing	102	367	304	1,557
Research and development	198	693	587	2,358
General and administrative	1,664	2,015	1,705	(1,503)
Total	$2,126	$3,292	$3,102	$3,188
(3)Includes restructuring costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$12	$—
Professional services	—	247	434	247
Sales and marketing	—	1,559	1,205	1,559
Research and development	—	2,257	286	2,257
General and administrative	—	436	118	436
Total	$—	$4,499	$2,055	$4,499
(4)Includes litigation costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Litigation costs:	(in thousands)		(in thousands)
General and administrative	$24	$—	$21,279	$—
Total	$24	$—	$21,279	$—
(5)Includes non-recurring lease-related charges, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$—	$3,700	$2,681	$3,700
Total	$—	$3,700	$2,681	$3,700

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Technology	62%	64%	64%	64%
Professional services	38	36	36	36
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	21	21	21	20
Professional service	36	32	33	30
Total cost of revenue, excluding depreciation and amortization	57	53	54	50
Operating expenses
Sales and marketing	20	37	23	32
Research and development	24	30	24	27
General and administrative	18	28	28	22
Depreciation and amortization	14	18	14	18
Total operating expenses	76	113	89	99
Loss from operations	(33)	(66)	(43)	(49)
Interest and other income (expense), net	4	—	3	(1)
Loss before income taxes	(29)	(66)	(40)	(50)
Income tax benefit	—	—	—	(2)
Net loss	(29)%	(66)%	(40)%	(48)%

Discussion of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$45,973	$43,997	$1,976	4%
Professional services	27,800	24,357	3,443	14%
Total revenue	$73,773	$68,354	$5,419	8%
Percentage of revenue:
Technology	62%	64%
Professional services	38	36
Total	100%	100%

Total revenue was $73.8 million for the three months ended September 30, 2023, compared to $68.4 million for the three months ended September 30, 2022, an increase of $5.4 million, or 8%.

Technology revenue was $46.0 million, or 62% of total revenue, for the three months ended September 30, 2023, compared to $44.0 million, or 64% of total revenue, for the three months ended September 30, 2022. The technology revenue growth was primarily from new DOS Subscription Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $27.8 million, or 38% of total revenue, for the three months ended September 30, 2023, compared to $24.4 million, or 36% of total revenue, for the three months ended September 30, 2022. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to DOS Subscription Clients, which includes Tech-enabled Managed Services.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$15,169	$14,572	$597	4%
Professional services	26,618	21,768	4,850	22%
Total cost of revenue, excluding depreciation and amortization	$41,787	$36,340	$5,447	15%
Percentage of total revenue	57%	53%
Cost of technology revenue, excluding depreciation and amortization, was $15.2 million for the three months ended September 30, 2023, compared to $14.6 million for the three months ended September 30, 2022, an increase of $0.6 million, or 4%. The increase was primarily due to a $1.0 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, partially offset by a $0.2 million decrease in license and revenue share fees, and a $0.2 million decrease in contractor and outside service provider fees.
Cost of professional services revenue was $26.6 million for the three months ended September 30, 2023, compared to $21.8 million for the three months ended September 30, 2022, an increase of $4.9 million, or 22%. This increase was primarily due to a $4.8 million increase in salary and related personnel costs from additional professional services headcount, including new Tech-enabled Managed Services headcount.
Operating expenses
Sales and marketing

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$15,084	$25,401	$(10,317)	(41)%
Percentage of total revenue	20%	37%

Sales and marketing expenses were $15.1 million for the three months ended September 30, 2023, compared to $25.4 million for the three months ended September 30, 2022, a decrease of $10.3 million, or 41%. The decrease was primarily due to a $3.5 million decrease in HAS event costs related to a change in timing of the event. HAS was held in September 2022 and is anticipated to be held again in February 2024. The decrease is also attributable to a $1.9 million decrease in salary and related personnel costs from a reduction in headcount, a $1.9 million decrease in stock-based compensation, a $1.6 million decrease in restructuring charges, and a $0.6 million decrease in travel, meals, and entertainment.

Sales and marketing expense as a percentage of total revenue decreased from 37% in the three months ended September 30, 2022 to 20% in the three months ended September 30, 2023.
Research and development

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$17,667	$20,770	$(3,103)	(15)%
Percentage of total revenue	24%	30%

Research and development expenses were $17.7 million for the three months ended September 30, 2023, compared to $20.8 million for the three months ended September 30, 2022, a decrease of $3.1 million, or 15%. The decrease was primarily due to a $2.3 million decrease in restructuring charges, a $0.5 million decrease in contractor and outside service provider fees, and a $0.5 million decrease in stock-based compensation.
Research and development expense as a percentage of revenue decreased from 30% in the three months ended September 30, 2022 to 24% in the three months ended September 30, 2023.
General and administrative

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$13,625	$19,192	$(5,567)	(29)%
Percentage of total revenue	18%	28%
General and administrative expenses were $13.6 million for the three months ended September 30, 2023, compared to $19.2 million for the three months ended September 30, 2022, a decrease of $5.6 million, or 29%. The decrease was primarily due to a $3.7 million decrease in lease-related impairment charges, a decrease of $1.4 million from the prior year change in fair value of contingent consideration liabilities, a $0.7 million decrease in stock-based compensation, and a $0.4 million decrease in restructuring costs. These decreases were partially offset by a $1.6 million increase in acquisition-related costs.
General and administrative expense as a percentage of revenue decreased from 28% in the three months ended September 30, 2022 to 18% in the three months ended September 30, 2023.
Depreciation and amortization

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,190	$12,372	$(2,182)	(18)%
Percentage of total revenue	14%	18%

Depreciation and amortization expenses were $10.2 million for the three months ended September 30, 2023, compared to $12.4 million for the three months ended September 30, 2022, a decrease of $2.2 million, or 18%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 18% in the three months ended September 30, 2022 to 14% in the three months ended September 30, 2023.

Interest and other income (expense), net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$4,458	1,976	$2,482	126%
Interest expense	(1,823)	(1,811)	(12)	1%
Other income (expense)	(28)	(23)	(5)	22%
Total interest and other income (expense), net	$2,607	$142	$2,465	1,736%

Interest and other income (expense), net increased $2.5 million, or 1,736%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This change is primarily due to an increase in interest income on our short-term investments of $2.5 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.
Income tax provision

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$59	$156	$(97)	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended September 30, 2023 and 2022.

Discussion of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$140,483	$131,624	$8,859	7%
Professional services	80,371	75,450	4,921	7%
Total revenue	$220,854	$207,074	$13,780	7%
Percentage of revenue:
Technology	64%	64%
Professional services	36	36
Total	100%	100%

Total revenue was $220.9 million for the nine months ended September 30, 2023, compared to $207.1 million for the nine months ended September 30, 2022, an increase of $13.8 million, or 7%.
Technology revenue was $140.5 million, or 64% of total revenue, for the nine months ended September 30, 2023, compared to $131.6 million, or 64% of total revenue, for the nine months ended September 30, 2022.

The technology revenue growth was primarily from new DOS Subscription Clients, acquired technology clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $80.4 million, or 36% of total revenue, for the nine months ended September 30, 2023, compared to $75.5 million, or 36% of total revenue, for the nine months ended September 30, 2022. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to DOS Subscription Clients, which includes Tech-enabled Managed Services, as well as recognition of certain non-recurring, project-related revenue items.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$45,755	$41,895	$3,860	9%
Professional services	73,774	63,048	10,726	17%
Total cost of revenue, excluding depreciation and amortization	$119,529	$104,943	$14,586	14%
Percentage of total revenue	54%	50%
Cost of technology revenue, excluding depreciation and amortization, was $45.8 million for the nine months ended September 30, 2023, compared to $41.9 million for the nine months ended September 30, 2022, an increase of $3.9 million, or 9%. The increase was primarily due to a $2.6 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $0.8 million increase in license and revenue share fees, and a $0.4 increase in salary and related personnel costs.
Cost of professional services revenue was $73.8 million for the nine months ended September 30, 2023, compared to $63.0 million for the nine months ended September 30, 2022, an increase of $10.7 million, or 17%. This increase was primarily due to a $9.8 million increase in salary and related personnel costs from additional professional services headcount, including new Tech-enabled Managed Services headcount, and a $1.2 million increase in contractors and outside service provider fees.
Operating expenses
Sales and marketing

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$50,050	$67,141	$(17,091)	(25)%
Percentage of total revenue	23%	32%

Sales and marketing expenses were $50.1 million for the nine months ended September 30, 2023, compared to $67.1 million for the nine months ended September 30, 2022, a decrease of $17.1 million, or 25%. The decrease was primarily due to a $6.8 million decrease in salary and related personnel costs from a reduction in headcount, a $4.9 million decrease in stock-based compensation, and a $3.5 million decrease in HAS event costs related to a change in timing of the event. HAS was held in September 2022 and is anticipated to be held again in February 2024. The decrease is also attributable to a $0.5 million decrease in travel, meals, and entertainment.
Sales and marketing expense as a percentage of total revenue decreased from 32% in the nine months ended September 30, 2022 to 23% in the nine months ended September 30, 2023.

Research and development

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$52,339	$56,066	$(3,727)	(7)%
Percentage of total revenue	24%	27%

Research and development expenses were $52.3 million for the nine months ended September 30, 2023, compared to $56.1 million for the nine months ended September 30, 2022, a decrease of $3.7 million, or 7%. The decrease was primarily due to a $2.0 million decrease in restructuring charges, a $1.5 million decrease in salary and related personnel costs from a reduction in headcount, a $1.0 million decrease in stock-based compensation, partially offset by a $0.7 million increase in contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 27% in the nine months ended September 30, 2022 to 24% in the nine months ended September 30, 2023.

General and administrative

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$61,129	$45,551	$15,578	34%
Percentage of total revenue	28%	22%
General and administrative expenses were $61.1 million for the nine months ended September 30, 2023, compared to $45.6 million for the nine months ended September 30, 2022, an increase of $15.6 million, or 34%. The increase was primarily due to a $21.3 million increase in litigation costs that are out of the ordinary course of business and a $5.9 million increase from the prior year change in fair value of contingent consideration. These increases were partially offset by a $4.2 million decrease in stock-based compensation, a $3.1 million decrease in salary and related personnel costs from a reduction in headcount, a $1.0 million decrease in lease-related impairment charges, a $0.7 million decrease in acquisition-related costs, and a $0.7 million decrease in other legal fees.
General and administrative expense as a percentage of revenue increased from 22% in the nine months ended September 30, 2022 to 28% in the nine months ended September 30, 2023.
Depreciation and amortization

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$31,919	$36,633	$(4,714)	(13)%
Percentage of total revenue	14%	18%

Depreciation and amortization expenses were $31.9 million for the nine months ended September 30, 2023, compared to $36.6 million for the nine months ended September 30, 2022, a decrease of $4.7 million, or 13%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 18% in the nine months ended September 30, 2022 to 14% in the nine months ended September 30, 2023.

Interest and other income (expense), net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$11,968	2,826	$9,142	323%
Interest expense	(5,461)	(5,425)	(36)	1%
Other income (expense)	(17)	(101)	84	(83)%
Total interest and other income (expense), net	$6,490	$(2,700)	$9,190	(340)%

Interest and other income (expense), net increased $9.2 million, or 340%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This change is primarily due to an increase in interest income on our short-term investments of $9.1 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.

Income tax provision (benefit)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$213	(4,339)	$4,552	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the nine months ended September 30, 2023. The income tax benefit of $4.3 million recorded for the nine months ended September 30, 2022 is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the period. The release of our valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $347.7 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the nine months ended September 30, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of September 30, 2023.
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
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,039)	$(20,449)
Net cash used in investing activities	(9,624)	(45,277)
Net cash provided by (used in) financing activities	2,335	(3,250)
Effect of exchange rate changes	(13)	(27)
Net decrease in cash and cash equivalents	$(21,340.58999)	$(69,003)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2023, net cash used in operating activities was $14.0 million, which included a net loss of $87.8 million. Non-cash adjustments primarily consisted of $31.9 million in depreciation and amortization, $42.7 million in stock-based compensation, and $2.7 million from lease-related impairment charges, reduced by $6.8 million in net interest income from the amortization of discounts on our short-term investments.
For the nine months ended September 30, 2022, net cash used in operating activities was $20.4 million, which included a net loss of $101.6 million. Non-cash adjustments primarily consisted of $36.6 million in depreciation and amortization, $53.4 million in stock-based compensation, reduced by a $4.7 million change in fair value of contingent consideration liabilities, and a $4.5 million deferred tax benefit.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 of $9.6 million was primarily due to $256.1 million provided from the sale and maturity of short-term investments, reduced by $254.4 million in purchases of short-term investments, and $9.3 million of capitalized internal-use software development costs.
Net cash used in investing activities for the nine months ended September 30, 2022 of $45.3 million was primarily due to $270.2 million provided from the sale and maturity of short-term investments, reduced by $274.5 million in purchases of short-term investments, $27.8 million used to acquire ARMUS and KPI Ninja, and $10.0 million of capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2023 of $2.3 million was primarily the result of $3.2 million in proceeds from our ESPP and $0.9 million in stock option exercise proceeds, reduced by $1.8 million in repurchases of common stock.

Net cash used in financing activities for the nine months ended September 30, 2022 of $3.3 million was primarily the result of $8.4 million in repurchases of common stock and $1.3 million in payments of acquisition-related obligations, reduced by $3.9 million in stock option exercise proceeds, and $2.6 million in proceeds from our ESPP.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2023. Refer to “Note 9—Convertible Senior Notes” and “Note 14—Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $347.7 million as of September 30, 2023, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2023, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our international subsidiaries is typically their local currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee and Singapore Dollar. Due to the relatively small size of our international operations to date, our foreign currency exposure has been fairly limited and not material to our business. Accordingly, we have not instituted a hedging program. We are considering the costs and benefits of initiating such a program and may in the future hedge balances and transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For example, on October 31, 2023, our board of directors authorized the 2023 Restructuring Plan as part a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. We expect the 2023 Restructuring Plan will reduce our global workforce by approximately 10% during the fourth quarter of 2023. We may incur additional expenses not currently contemplated due to events associated with the 2023 Restructuring, such as costs in connection with attrition beyond our intended reduction in force, the loss of institutional knowledge and expertise, or other unforeseen difficulties, delays, or other impacts on other areas of our liabilities and obligations, in each case which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan.

Our continued implementation of the 2023 Restructuring Plan or any other programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.

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
We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. During 2020 we acquired Able Health, Healthfinch, and Vitalware, during 2021 we acquired Twistle, during 2022 we acquired ARMUS and KPI Ninja, and during 2023 we acquired ERS. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, the 2023 Restructuring Plan and other restructurings may result in attrition beyond our intended reduction in force or may adversely impact our ability to recruit and hire qualified personnel in the future. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, results of operations, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they may receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members or fail to effectively manage organizational changes, it could harm our culture, business, financial condition and results of operations. For example, the expense reduction measures taken in connection with the 2023 Restructuring Plan may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among team members following the completion of the 2023 Restructuring Plan, adverse impacts in our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan. In addition, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which may include offshore and near shore, which will place additional demands on our resources and operations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. At times, this will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. If we do not achieve the benefits anticipated from these investments or organizational changes, or if the realization of these benefits is delayed, our results of operations may be adversely affected. If we fail to provide effective client training on our Solution and high-quality client support, our business and reputation could suffer.
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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja and ERS between February 2020 and October 2023. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $29.8 million available to purchase under the Share Repurchase Plan as of September 30, 2023. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2023.

Item 5. Other Information

On October 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. We expect that the 2023 Restructuring Plan will reduce our global workforce by approximately 10% during the fourth quarter of 2023.

In connection with the 2023 Restructuring, Anne Marie Bickmore, our Chief Operating Officer and Chief Product Officer, will be leaving the Company effective December 1, 2023. In connection therewith, we expect to enter into a separation and release agreement with Ms. Bickmore when Ms. Bickmore ceases to be employed by us.

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

Signature	Title	Date

/s/ Bryan Hunt	Chief Financial Officer	November 6, 2023
Bryan Hunt	(Principal Financial Officer)