Form 10-K
period 2023-12-31
Health Catalyst, Inc.
filed 2024-02-22
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $688.2 million based on the closing price of a share of common stock on June 30, 2023 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date.
As of February 15, 2024, the Registrant had 58,563,005 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2024 Annual Meeting of Stockholders.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2023
In this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “we,” “our,” “us,” “Health Catalyst,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries.

PART I
Special Note Regarding Forward-Looking Statements
As used in this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “Health Catalyst,” “we,” “us,” “our,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are only predictions based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” or “contemplate,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of expectations, projections, plans, strategy, intentions, or future results of operations or financial performance. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our:
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
•expectations regarding our gross bookings; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto), natural disasters, or public health emergencies, such as the COVID-19 pandemic, on our business and results of operations.
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
•Macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto) and any new public health crisis could harm our business, results of operations, and financial condition.Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
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
•Our business and operations may suffer in the event of information technology system failures, cyberattacks, or deficiencies in our cybersecurity.
•Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
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

Item 1. Business
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises our cloud-based data and analytics platform, software applications, and professional services expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data-informed.
The Health Catalyst Way
Our Mission
Our mission is to be the catalyst for massive, measurable, data-informed healthcare improvement. We fulfill our mission through a confluence of the following elements:
•Data and Analytics Platform: integrate data in a flexible, open, scalable, and modular platform to power insights;
•Applications: deliver analytics insights on how to measurably improve and automate processes to drive efficiency;
•Expertise: enable data-informed improvement by providing expertise and managed services;
•Measurable Improvement: Trust builds, client engagement increases, and learnings expand across the ecosystem; and
•Engagement: attract, develop, retain, and empower extraordinary team members deeply engaged and committed to the mission of improvement.

The Health Catalyst Flywheel
We accomplish our mission with each of our clients by following a process and strategy we call the Health Catalyst Flywheel (the Flywheel). This process includes delivering on the three components of our Solution: data and analytics platform, applications, and expertise, which together drive measurable improvements. At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is the #1 priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our clients to measurably improve. As clients realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential clients. Client renewal, expansion, and referral produce growing, scalable, and predictable financial performance.
The cycle described above creates momentum for our business and is encapsulated in the following diagram:
Given the central importance of team member engagement to our company’s long-term success, we have been purposeful in defining and emphasizing operating principles and cultural attributes that reinforce the commitment to our mission and to team member engagement. We consistently focus on our operating principles and cultural attributes, as well as our mission and Flywheel (collectively, the Health Catalyst Way), which we review in all new hire orientations, company-wide meetings, and board of directors’ meetings. Furthermore, we regularly measure our team member engagement and adjust our practices based on team member feedback. We have demonstrated an elite, consistent level of team member engagement over time as demonstrated by a 94th to 99th percentile ranking, as measured by Gallup.
We will continue to emphasize the Health Catalyst Way, including our operating principles and cultural attributes, which we believe will be central to our long-term success.

Our Operating Principles
The principles that govern our daily interactions include:
Improvement
•We are deeply committed to enabling our clients to achieve and sustain measurable clinical, financial, and operational improvements
•We nurture deep, long-term client partnerships because achieving and sustaining improvement is a transformational journey (not a quick trip)
•We pragmatically prioritize innovations that accelerate improvement
•We attract, develop, and retain experts who know best practices in their domain, leverage analytics for insight, and accelerate adoption for sustained improvement
Accountability
•We are all accountable to ourselves and to one another to proactively show up every day in support of our company’s mission
•We make decisions that balance and optimize the interests of our teammates, clients, patients, and owners
•We avoid an entitlement mentality and are good stewards of our assets
•We don’t micro-manage and we show trust while also having high expectations of ourselves and of one another
Respect
•We recognize the immeasurable value of every individual
•We listen carefully to one another and learn from each of our colleagues
•We care deeply about our colleagues, including teammates, clients, patients, and owners
•We benefit from one another’s diverse backgrounds and experiences, and are unified by our company’s mission
Transparency
•We are honest and compassionate in our interactions with others and with ourselves, even if the truth is hard
•We strive to live up to the Health Catalyst Way in all settings
•We treat confidential information appropriately, and we protect the private data of our clients’ patients
•We recommend the best solutions for our clients, whether or not those solutions come from Health Catalyst
Our Cultural Attributes
The attributes we prioritize in hiring, retention, and promotion include:
Continuous learning
•I can share with and learn from others
•I love to learn, and I am a lifelong student
•I recognize my mistakes and correct them quickly

•I seek and respond favorably to feedback and coaching
•I value my autonomy and use it to gain new knowledge and skills
•I recognize that diversity of perspectives leads to better decisions
•I am self-aware and seek improvement, personally and professionally
•I watch, listen, and learn from others; thank them for their teachings; and apply the teachings to the mastery of my profession; and I do the same for others
Commitment
•I have a deep, long-term commitment to healthcare improvement
•I stick to the task until the job is completed
•I lead a balanced, healthy life that enables me to sustain my pace
•I am willing to contribute more than my fair share to a project
•I make personal sacrifices, as needed, to get the work done
•I recognize that not every part of my job will be fun
Humility
•I listen first
•I serve others without looking for recognition
•My first assumption with others is positive intent
•I am secure in my own abilities (quiet self-confidence)
•I seek to improve myself before trying to improve others
•I am excited when others succeed, and I offer sincere praise
•I often acknowledge others for their contributions
•I frequently express gratitude and appreciation to those around me
•I empower others to do their best and give proper credit to others
Excellence
•I strive for excellence and quality in all aspects of my work; I show up to fulfill my role in the company's mission to the bets of my ability
•I recognize the importance of excellence in pursuit of our mission
•I strive to be well informed about events and trends in healthcare, data and analytics, and improvement
•I actively contribute to the company’s pursuit of excellence - in the technology we build, in the services we provide, and in the functions that support this important work
•I recognize and ask for help when I need it

Our Governing Principle: The Golden Rule
Treat others as we would wish to be treated—with kindness, humility, and respect.
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
The core elements of our Solution include:
•DOS data platform. The Data Operating System (DOS) is a healthcare-specific, cloud-based, open, flexible, scalable and self-service platform for analytics, app development and interoperability that provides clients a single comprehensive environment to integrate and organize data from their disparate software systems. Our DOS platform has been built with modern technology and is deeply embedded with healthcare domain knowledge, enabling a broad range of analytics. The DOS platform has amassed one of the largest and most comprehensive data assets of its kind, which enables us to deliver differentiated insights to our clients.
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
•Services expertise. Our world-class team consists of both analytics experts, such as data analysts, data engineers, and data scientists, and domain experts, such as healthcare administrators, physicians, and nurses. Our services are comprised of data and analytics services, domain expertise and education services, Tech-enabled Managed Services (TEMS), and implementation services. Our services team members leverage our technology to help our clients shorten time-to-value and achieve sustainable measurable improvements. Examples of the services expertise we provide include opportunity analysis and prioritization, data governance, data modeling and analysis, quality and process improvement strategy, cost accounting, data abstraction, and population health strategies. Our approach to integrate data, analytics, and expertise into a holistic Solution is differentiated and parts of our Solution have historically been recognized as among the best in the industry by multiple third parties, including KLAS, Chilmark Research, and others.
We have generated over 1,600 documented, client-verified improvements across clinical, financial, and operational domains. Each of these documented improvements is highly valuable to our clients, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and refer new business. This is evidenced by a continued increase in improvements achieved by our clients over time. Clients who have recently contracted with us have already started achieving measurable improvements, while longer-standing clients have seen the number of annual improvements meaningfully grow.
We serve the majority of our clients through a subscription-based contract model. As of December 31, 2023, we served 109 DOS Subscription Clients and over 525 other clients. The majority of our clients who are not DOS Subscription Clients are technology clients resulting from our business acquisitions and are also generally on subscription contracts. Our clients include academic medical centers, integrated delivery networks, community hospitals, large physician practices, Accountable Care Organizations (ACOs), health information exchanges, health insurers, and other risk-bearing entities. Example clients include Allina Health, AlohaCare, Carle Health, Children’s Hospital of Orange County, Community Health Network, INTEGRIS Health, Lifepoint Health, Mass General Brigham, Queen's Health System, Steward Health Care, Temple University Health System, UnityPoint Health, and UPMC.

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
Integrated and comprehensive nature of our Solution creates measurable improvements. Through the delivery of our comprehensive and integrated Solution of data, analytics, and services expertise, we enable measurable improvements for our clients. Our Solution has generated over 1,600 documented, client-verified improvements across clinical, financial, and operational domains.
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
•Expand within our current client base. We intend to deepen and expand the relationships we have with our existing client base. Our relationship with a new client oftentimes starts through the use of targeted software analytics applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and purchase additional applications and services. We have achieved DOS Subscription Client growth in part due to strong client retention and client referrals. This is evidenced by our positive Dollar-based Retention Rates for DOS Subscription Clients of 100%, 100%, and 112% for the years ended December 31, 2023, 2022, and 2021, respectively. We will continue to invest in helping clients identify additional uses for our Solution, ensuring they achieve measurable improvements throughout our relationship with them, including through our Tech-Enabled Managed Services (TEMS) offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information regarding the definitions of Dollar-based Retention Rate and DOS Subscription Clients.
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
•Selectively pursue acquisitions and partnerships. While we expect this will be less of a focal area in the near term, we plan to continue evaluating and identifying opportunities where we can leverage our DOS platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty in growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, and ERS. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships.

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
- Text Processing
- Real-time Streaming & Interoperability
- Big Data

APR 2022 | © Health Catalyst. Confidential and Proprietary.

Data and analytics platform - the Data Operating System (DOS)
The DOS platform is a healthcare-specific, open, flexible, scalable, and self-service data and analytics platform that allows our clients to integrate and organize their disparate data sources to enable insights across clinical, financial, and operational objectives. It serves as a digital backbone, allowing clients to extract data from transactional source systems, combine disparate data sets into a unified source of truth, and query the dataset directly. DOS is a cloud-based technology that we primarily provide through Microsoft Azure. In order to enable more advanced feature development and functionality, we are in the process of migrating the small number of remaining on-premise DOS clients to Microsoft Azure. Additionally, we are investing in our DOS platform’s development of single-instance, multi-tenant architecture, as well as enhanced elastic compute capabilities supported by Snowflake and Databricks database technologies.
DOS has been uniquely designed and purpose-built to handle the complex, ever-evolving nature of healthcare-specific data and analytics. This includes healthcare-specific terminology, data governance, meta-data management, and analytics. By creating healthcare-specific data models to organize industry-specific data, we enable faster and more repeatable analytics and insights. We have developed the capabilities to turn these insights into actions by connecting our analytics into the workflow systems, such as an electronic health record (EHR). Clients may directly access our DOS platform or may indirectly access DOS through use of modular components of DOS or other parts of our Solution that leverage DOS. Certain components of DOS may be sold on a standalone basis, including Healthcare.AI, Pop Analyzer, IDEA, and other DOS platform components. The vast majority of our DOS Subscription Clients’ contracts include access to all attributes and components of DOS.
Differentiating attributes of DOS include:
•Data Warehouse. We believe our innovative architecture has a proven track record of agility and adaptability to new rules, vocabularies, and data content. Our open and self-service platform enables database-level querying and custom analytics use-cases.
•Source Connectors. Our DOS platform is designed to quickly ingest data from the numerous systems and siloed data sources our clients possess. We have prebuilt connectors to the most common transactional software systems used by healthcare organizations. The DOS data management console enables clients to manage robust Extract Transform Load (ETL) processes and scheduling.

•Cloud-based. Modern cloud-based architecture is secure and scalable. Being cloud-based enables quicker product iteration and innovation.
•Reusable data logic. Registries, value sets, and other data logic sit on top of the raw data and can be accessed, reused, and updated through open application programming interfaces (APIs), enabling client and third-party application development. We update hundreds of registries, value sets, and measure logic regularly. We believe this reusable healthcare data content enables clients to achieve analytic value more quickly than leveraging homegrown or cross-industry products and services.
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
•Benchmarking (Touchstone). Uses artificial intelligence to proactively identify where a client is performing relative to benchmark sets composed of proprietary and publicly-available data, and subsequently recommends and prioritizes opportunities for improvement.
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

Clinical & Quality
•Patient safety (Patient Safety Monitor). Trigger-based surveillance system enabled by DOS. This application monitors patient-level data and applies machine learning algorithms to help clinicians predict whether a patient is currently at risk for a safety event so that the patient’s clinicians can intervene as they deem necessary to prevent harm events.
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

•Revenue improvement and chargemaster analytics (VitalCDM). Revenue workflow optimization and analytics solution that organizes, displays, and manages all chargemaster data within one connected solution, enabling hospital billing departments to operate more transparently, price strategically, and present an accurate bill or claim with consistency. We believe this technology is proven to create more accurate reimbursement, increase operational efficiency, and minimize compliance risk.
•Labor productivity (PowerLabor). A labor management solution that allows healthcare decision makers to predict labor needs, plan for changes in staffing, and optimize staff-to-patient ratios.
•Revenue integrity and auditing (VitalIntegrity). Comprehensive charge capture solution that efficiently manages hospital charge capture processes, detects compliance issues, and minimizes revenue leakage resulting from under- and over-charging, late or missing coding, mismatched charges and supplies, and a wide range of chargemaster-related issues.
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

Services and improvement expertise
We provide a range of high-value-add professional services to help our clients implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our clients achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our services expertise can be provided as a supplement to our clients’ existing teams or as an outsourced function for our clients. Our team is comprised of over 1,000 analytics experts and domain experts, including several nationally-recognized healthcare and analytics leaders.
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
•Analytics strategy services. Provide agile development workshops, continued data architecture and ETL support, documentation and training, measure reporting efficiency, and prioritization and staff augmentation.
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
Our Clients
Our clients comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics. We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, discussions regarding data and analytics strategy have oftentimes transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. No client represented more than 10% of our total revenue for the years ended December 31, 2023, 2022, and 2021.
Team Members and Culture
We currently employ more than 1,300 team members. We believe that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
Our corporate culture is a critical component of our success. We believe that building and maintaining a remarkable culture benefits our clients, team members, and our other stakeholders. Our culture promotes an environment where team members trust each other, strive to continually learn, are motivated to lead hard-working yet balanced lives, make decisions with integrity and humility in mind, communicate openly and honestly, embrace teamwork and collaboration, and enjoy their days at work.
Our team members, who strive to uphold our values and live our mission every day, are at the forefront of cultivating and spreading this culture across the healthcare organizations that we serve. This continuous interaction across the entire Health Catalyst community creates a cycle that further reinforces our culture and fuels our growth.
Our team member engagement scores, as measured by Gallup, have consistently ranked in the 94th to 99th percentile and our KLAS Customer Satisfaction Score for Relationship is above the Data and Analytics Platform average. We engage compensation consultants to enable us to make data-informed decisions with respect to our compensation and benefit packages so we continue to attract and retain top talent. Moreover, we have received numerous awards and recognition for our culture and service to our clients. In total, we have been recognized 87 times as a “best place to work” by Glassdoor, Gallup, and Modern Healthcare, among others. Additionally, we have received multiple awards for client satisfaction and excellence from KLAS, Chilmark Research, and others. For example, our Chargemaster Management product, a revenue analytics product addition through the Vitalware acquisition, was ranked Best in KLAS for 2019, 2020, 2021, 2022, and 2023. We believe that these honors demonstrate the loyalty of our team members and our clients and that our culture is driving the behaviors that will help fuel our future growth.

Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States and we opportunistically market and sell in other countries and regions. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our clients’ and sales prospects’ leadership teams. In February 2024 we will hold our annual Healthcare Analytics Summit (HAS), an event showcasing data-informed improvements in healthcare.
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
Intellectual Property
We rely on a combination of patent, trademark, and copyright laws in the United States as well as confidentiality procedures and contractual provisions to protect our intellectual property and trade secrets, including proprietary technology, databases, and our brand. As of December 31, 2023, we had fourteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2037, as well as one utility patent application pending in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
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
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competitors are industry-agnostic analytics companies, EHR companies, point solution vendors, and healthcare organizations that perform their own analytics using homegrown solutions. Industry-agnostic analytics companies that help healthcare organizations develop homegrown solutions include IBM, Snowflake, Microsoft, Tableau CRM, and Qlik. EHR companies include Cerner Systems and Epic Systems. Point solution companies include Optum Analytics, Premier, Arcadia.io, Strata Decision Technology, Craneware, Innovaccer, and Intersystems.
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

Corporate practice of medicine and fee-splitting laws

In many states, there are laws that that prohibit business entities, such as us, from providing professional medical services or directly employing or otherwise exercising control over professional judgment or medical decisions by physicians or other licensed healthcare professionals (such activities generally referred to as the “corporate practice of medicine”). Corporate practice of medicine regulations and other similar laws may also prevent fee-splitting, or the sharing of professional service income with non-professional or business interests. Overseeing care coordination, care management, or ambulatory operations teams could be alleged in some cases to involve treatment or diagnosis of patients which requires a clinic license or other state license or permission. Any determination that we are acting in the capacity of a healthcare provider and acting improperly as a healthcare provider, exercising undue influence or control over a healthcare provider or impermissibly sharing fees with a healthcare provider, may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.

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

The 21st Century Cures Act includes provisions related to data interoperability, information blocking, and patient access. CMS and the ONC recently issued final rules related to these provisions, which include, among other things, requirements surrounding information blocking, changes to ONC’s Health IT Certification Program, and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory APIs that connect to provider EHRs. Any failure to adequately comply with these rules may adversely impact our business and our ability to compete.

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

U.S. Food and Drug Administration (FDA)

The FDA regulates certain medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state, and local authorities. The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices.

However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, FDCA excludes certain types of software from the definition of a medical device, including certain medical-related software functions used for administrative support at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. We believe our currently marketed products are not currently regulated by the FDA as medical devices, or are otherwise subject to FDA’s current enforcement discretion policies.

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

If the FDA determines that a company has failed to comply with applicable regulatory requirements, including a determination that medical software products require prior FDA clearance or approval to be legally marketed in the United States, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions: warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; recalls, withdrawals, or administrative detentions or seizure of products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) clearances or PMA approvals that have already been granted; refusal to grant export or import approvals; or criminal prosecution.

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

As of December 31, 2023, we had more than 1,300 team members, almost all of whom are located in the United States. We have not experienced any work stoppages, and we consider our team member relations to be good. We encourage you to review the Environmental, Social and Governance scorecard found on our website at https://ir.healthcatalyst.com/esg/overview (ESG Website) for more detailed information regarding our human capital programs and initiatives. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Diversity and inclusion

We are committed to fostering a culture of inclusion and belonging, and to building a diverse workforce to drive innovation and collective growth, which we believe is critical to our success. We continue to formalize and invest in our diversity and inclusion initiatives as further described on the ESG website listed above. These diversity and inclusion efforts spearheaded by our Chief People Officer and our six affinity groups in partnership with hundreds of our team members focus on diversity and inclusion in our workforce, in our workplace and in healthcare. We continue to focus upon inclusive recruitment and hiring practices to source diverse talent and mitigate potential bias throughout the hiring process, including expanding our internship program to include remote workplace options, and attendance diversity conferences and job fairs. Our Shades affinity group for team members of color contributes to the marketing and design of our AI-driven Health Equity Assessment and Guidance Solution to overcome disparities in care in the healthcare ecosystem. Over the past year, we continued our diversity training for our team members, including through our Diversity Dialogue Series, which included outside speakers.

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

Flexible work environment

We help our team members succeed by providing flexibility in where and how they work. For many years, we have enabled team members to have flexible work arrangements, including a large percentage of remote team members. We believe these arrangements can increase team member’s ownership, satisfaction and productivity, as well as enable us to hire from a broader, more diverse pool of talent. Since the COVID-19 pandemic, we have allowed all team members to work remotely to protect their health, safety, and wellness, and we continue to support our workforce with the technology and infrastructure necessary to work from a remote location, including a work equipment and utilities reimbursement program to help our team members improve their dynamic workspaces.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement, and all amendments to these filings are available free of charge from our investor relations website (https://ir.healthcatalyst.com/financial-information/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission, or the SEC, of any of these reports. The SEC’s website (https://www.sec.gov) contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our investors and others should note that we announce material information to the public about our company, products and services, and other matters related to our company through a variety of means, including our website (https://www.healthcatalyst.com/), our investor relations website (https://ir.healthcatalyst.com/), press releases, SEC filings, public conference calls, and social media, including our and our CEO’s social media accounts, in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD.
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
We face competition from industry-agnostic analytics companies, EHR companies, such as Epic Systems and Cerner, point solution vendors, and healthcare organizations that perform their own analytics. These competitors include large, well-financed, and technologically sophisticated entities. Some of our current large competitors, such as Optum Analytics and IBM, have greater name recognition, longer operating histories, significantly greater resources than we do, and/or more established distribution networks and relationships with healthcare providers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products or services to increase the availability of their products or services to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our Solution. Accordingly, new competitors may emerge that have greater market share, larger client bases, greater breadth and volume of data, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.
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

Macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto) and any new public health crisis could harm our business, results of operations, and financial condition.

Recent macroeconomic challenges (including the high inflationary and/or high interest rate environments), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new DOS Subscription Client, which we estimate to typically be approximately one year, could lengthen, as we started to experience in 2022, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by any new public health crisis, the high inflationary environment, rising interest rates, market volatility caused by bank failures and measures taken in response thereto, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of public health crises, and macroeconomic challenges (including the high inflationary and/or high interest rate environments), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility as a result of future failures of financial institutions, similar to the failures of Silicon Valley Bank and Signature Bank, could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

For example, on October 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). The 2023 Restructuring Plan reduced our global workforce by approximately 10% during the fourth quarter of 2023, along with further reductions in our global workforce that occurred or are anticipated in the first quarter of 2024. We may incur additional expenses not currently contemplated due to events associated with the 2023 Restructuring, such as costs in connection with attrition beyond our intended reduction in force, the loss of institutional knowledge and expertise, other unforeseen difficulties, delays, or other impacts on other areas of our liabilities and obligations, in each case which could result in losses in future periods or which could otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan.

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

In addition, our sales cycle and timing of sales can vary substantially from client to client because of various factors, including the discretionary nature of potential clients’ purchasing and budget decisions, the announcement or planned introduction of new analytics applications or services by us or our competitors, and the purchasing approval processes of potential clients. Further, the sales cycle of certain Solutions with a more limited operating history, such as TEMS, can be more difficult to predict and, at times, longer than our typical sales cycle. If our sales cycle lengthens, as we started to experience in 2022, or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.

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

We expect to derive a significant portion of our revenue from the renewal of existing client contracts and sales of additional technology and services to existing clients. As part of our growth strategy, for instance, we have recently focused on expanding our Solution among current clients, including Solutions with a more limited operating history such as TEMS. As a result, selling additional technology and services is critical to our future business, revenue growth, and results of operations. Factors that may affect our ability to sell additional technology and services include, but are not limited to, the following:

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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of the high inflationary and/or high interest rate environments, market volatility caused by bank failures and measures taken in response thereto, and the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic, upon our clients.
We generally enter into subscription contracts with our clients for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our clients have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many clients, these contracts may be terminated by the client (generally, subject to providing us with prior notice) before their term expires for convenience or for certain specified reasons, including changes in the regulatory landscape, loss of certain third-party licenses, or breach of our contractual obligations, including poor performance by us in areas that include repeated failures by us to provide specified levels of service over certain performance periods. We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations.

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
•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, market volatility caused by bank failures and measures taken in response thereto, and public health crises, such as the COVID-19 pandemic, on our clients, partners, and business;
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

For example, we have experienced, and expect that we will continue to experience, seasonality in the number of new clients that subscribe to our Solution; specifically, new clients (DOS Subscription Clients in particular) tend to subscribe to our Solution at higher rates in the second and fourth quarters of the year. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict our future results. As such, we believe that quarter-to-quarter comparisons of our revenue and results of operations may not be meaningful and should not be relied upon as an indication of future performance.

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

In addition, our analytics services may be used by our clients to inform clinical decision-making, provide access to patient medical histories, and assist in creating patient treatment plans. Therefore, if data analyses are presented incorrectly in our Solution or they are incomplete, or if we make mistakes in the capture or input of these data, adverse consequences, including death, may occur and give rise to product liability, medical malpractice liability, and other claims against us by clients, clinicians, patients, or others. We often have little control over data accuracy, yet a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information.

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

Historically, we have relied on a limited number of clients for a significant portion of our total revenue and accounts receivable. Our three largest clients during 2023 comprised 5.5%, 3.6%, and 3.5% of our revenue, or 12.6% in the aggregate. Our three largest clients during 2022 comprised 4.1%, 3.7%, and 3.4% of our revenue, or 11.2% in the aggregate. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients in respect of our Solution and the terms of our client agreements, including our fees.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. We are also required to provide an annual management report on the effectiveness of our internal control over financial reporting. Many of the internal controls we have implemented pursuant to the Sarbanes-Oxley Act are process controls with respect to which a material weakness may be found whether or not any error has been identified in our reported financial statements. This may be confusing to investors and result in damage to our reputation, which may harm our business.

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

To continue to execute on our growth and operating plan, we must attract and retain highly qualified personnel, and we may modify our compensation program and practices for our team members. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel, including due to changes to our compensation program or practices. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, the 2023 Restructuring Plan and other restructurings may result in attrition beyond our intended reduction in force or may adversely impact our ability to recruit and hire qualified personnel in the future. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, results of operations, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they may receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church, which has already occurred, including with our former Chief Operating Officer, Paul Horstmeier, stepping down from his role effective March 31, 2023. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. We have not entered into term-based employment agreements with our executive officers.

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

We have experienced periods of significant growth, including in the last five years. At times, our growth has moderated. Future revenue may not grow at the same rates experienced during times of significant growth or may decline. Further, larger revenue opportunities that include portions of our Solution with less operating history could cause our growth to become less predictable and/or choppier relative to prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to prevent churn of existing clients, and to develop new solutions. Our future growth may also be driven by expansion into adjacent markets and/or international expansion. We can provide no assurances that we will be successful in executing on these growth strategies or that we will continue to grow our revenue or to generate net income. Our historical results may not be indicative of future performance.

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

Our data platform requires us to source data from multiple clinical, financial, and operational data sources, which sources are also typically third-party vendors of our clients. The functioning of our analytics applications and our ability to perform analytics services is predicated on our ability to establish interfaces that download the relevant data from these source systems on a repeated basis and in a reliable manner. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ ONC and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI), referred to as the Final Rule. The Final Rule is intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking, and, subject to the interpretations of the Final Rule, and exceptions to what constitutes information blocking, may create significant new requirements for healthcare industry participants. The Final Rule requires certain electronic health record technology to incorporate standardized application programming interfaces to allow individuals to securely and easily access structured EHI using smartphone applications, provides patients with certain rights to electronic access to their EHI (structured and/or unstructured) at no cost and implements the information blocking provisions of the 21st Century Cures Act, subject to eight exceptions that will not be considered information blocking as long as specific conditions are met. In April 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the Final Rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing. The impact of the Final Rule on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the Final Rule by industry participants and regulators.

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

Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2023, we had filed applications for a number of patents, and we have fourteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, as well as one utility patent application pending in the United States. We also had twenty-eight registered trademarks in the United States, Singapore, United Arab Emirates, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, clients, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties.

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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our Solution. From time to time, third parties have claimed or may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property.

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
•Consumer protection laws. Furthermore, the Federal Trade Commission (FTC) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can also constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states' attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

•State data protection laws. Certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners. For example, California adopted the CCPA, which went into effect on January 1, 2020. The CCPA establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.

•GDPR and foreign data privacy protection laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in Europe, the GDPR went into effect on May 25, 2018. The GDPR imposes data protection requirements for processing the personal data of individuals within the European Economic Area (EEA) relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remain uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently maintain localized infrastructure and third-party relationships to limit the risk of data transfer of personal data outside of the EEA and the UK. In addition, we rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to address any potential transfer of personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses. Data protection authorities of the different EEA member states may also interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law.

The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

The FDA may modify its enforcement policies with respect to medical software products, and our software products may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.

We develop and offer certain analytical software applications in connection with our business. For its part, the FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state, and local authorities.
The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. We believe our currently marketed products provide functionality that is exempt from the FDCA's definition of a “medical device,” and therefore that our software products are not currently regulated by the FDA as medical devices, or that our products are otherwise subject to FDA’s current enforcement discretion policies applicable to software products. However, there is a risk that the FDA could disagree with our determination, or that the FDA could alter its enforcement discretion policies, and in either case, subject our software to more stringent medical device regulations.
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

•FCPA and foreign anti-bribery laws. The FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide anything of value, directly or indirectly, to any foreign official, any foreign political party or party official, or candidate for foreign political office to obtain or retain business. Violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. In addition, the Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010. If our employees, contractors, vendors, or partners fail to comply with the FCPA and/or foreign anti-bribery laws, we may be subject to penalties or sanctions, and our ability to develop new prospects and retain existing clients could be adversely affected.
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

As of December 31, 2023, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $602.6 million and $505.5 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate.

A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.

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

Beginning in 2022, the Tax Act eliminated the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such domestic and foreign expenditures over five or fifteen years, respectively, pursuant to Section 174 of the Code. We will continue to examine the impact the Tax Act and CARES Act may have on our results of operations and financial condition.

Risks Related to Our Outstanding Convertible Notes

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity, or repurchase the Notes as required.

On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers (the Notes). We received net proceeds from the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes are governed by an indenture (Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.

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

Our Capped Calls may affect the value of our common stock and subject us to counterparty risk.

On April 8, 2020, concurrently with the pricing of our $230.0 million in aggregate principal amount Convertible Senior Notes due 2025 (Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering), we entered into privately negotiated capped call transactions (Base Capped Calls) with certain financial institutions (the option counterparties). In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (Additional Capped Calls, and, together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the option premium cost of the Capped Calls. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the cap price. The Capped Calls are separate transactions that we entered into with the option counterparties, and are not part of the terms of the Notes. The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the Capped Calls.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause or avoid an increase or a decrease in the market price of our common stock. In addition, our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja, and ERS between February 2020 and October 2023. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new clients and retain existing clients, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our clients and deploy new features and solutions, and successfully compete with other companies that are currently in, or may enter, the healthcare solution space.

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

We have incurred significant net losses in the past, including net losses of $118.1 million and $137.4 million in the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $1,117.2 million as of December 31, 2023. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with clients, develop our Solution, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as macroeconomic challenges, including the high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. To date, we have financed our operations principally from the proceeds we received through private sales of equity securities, payments received from sales of our Solution, borrowings under our loan and security agreements, our IPO in July 2019, the Note Offering in April 2020, and an underwritten public offering of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share in August 2021, from which we received net proceeds of $245.2 million, after deducting the underwriting discounts and commissions and other offering costs (the Secondary Public Equity Offering).

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
•recruitment or departure of key personnel; and
•other events or factors, including those resulting from macroeconomic challenges (including high inflationary and/or high interest rate environments), war, bank or financial institution failures, incidents of terrorism, public health crises, or responses to these events.

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

On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $29.8 million available to purchase under the Share Repurchase Plan as of December 31, 2023. During the year ended December 31, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We believe cybersecurity is critical to advancing our company's mission to be the catalyst for massive, measurable, data-informed healthcare improvement. We face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized groups and challenges specific to the healthcare industry. Our clients and suppliers face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations.
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal and compliance), as well as senior leadership and the board of directors, as appropriate.
Our cybersecurity program incorporates industry-standard frameworks (including third-party certification), policies, and practices designed to protect the privacy and security of our sensitive information. Our third-party certifications for certain Solutions include a HITRUST Common Security Framework certification (which includes standards from frameworks such as HIPAA, ISO, EU, GDPR, NIST, and PCI to provide risk-based certification for companies in the healthcare supply chain) and a Statement on Standards for Attestation Engagements 18 (SSAE 18) System and Organization Control (SOC) 2 report that evaluates our security program.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management process. Cybersecurity related risks are included in the risk universe that the enterprise risk management function evaluates to assess top risks to the enterprise on an annual basis. To the extent the enterprise risk management process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The enterprise risk management’s annual risk assessment is presented to the board of directors.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•an information security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors—Risks Related to Data and Intellectual Property” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Cybersecurity Governance
Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our cybersecurity program is led by our Chief Information Security Officer and includes a team of cybersecurity and security compliance professionals. The cybersecurity program is further strengthened through support of our General Counsel and Chief Compliance and Data Privacy Officer. Our legal and cybersecurity teams work closely together to support and bolster our cybersecurity program. Our cybersecurity team reports to our Audit Committee quarterly on information security and cybersecurity matters, or as needed. Our Audit Committee has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity, as appropriate. The full Board also receives briefings from management on our cyber risk management program. From time to time, Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (CISO), internal cybersecurity team or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our Chief Information Security Officer and Chief Compliance and Data Privacy Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes more than 75 years of combined IT experience, 35 of which are focused specifically on Information Security. The broader Information Security team’s accredited industry certifications include Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Certified Information Systems Auditor (CISA), Certificate of Cloud Security Knowledge (CCSK), Certified Cloud Security Professional (CCSP), and Blue Team Level II. The company’s current CISO has more than two decades of IT leadership experience and holds several relevant IT and healthcare specific certifications including CISSP, CISM, CCSK and CCSP, and has a Bachelor of Science in Computer Information Systems and a Master of Science in Medical Informatics.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 2. Properties
Our principal executive offices are located in South Jordan, Utah where we lease facilities totaling approximately 128,037 square feet under a lease agreement that expires on December 31, 2031, of which 54,399 square feet is currently subleased. We use this facility for administration, sales and marketing, technology and development, and professional services. We also lease offices elsewhere for sales, research and development, professional services, and other personnel, including offices in Minneapolis, Minnesota and Hyderabad, India.
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
For information regarding a recent legal proceeding that was dismissed with prejudice on June 20, 2023, refer to Note 16, “Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market information for our common stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “HCAT” on July 25, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of record
As of December 31, 2023, there were 128 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend policy
We do not intend to pay cash dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Stock performance graph
The following performance graph and related information is “furnished” and shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act and Regulation 14A under the Exchange Act nor shall such information be incorporated by reference into any filing of Health Catalyst, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth below compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and Nasdaq Healthcare Index between July 25, 2019 (the date our common stock commenced trading) through December 31, 2023. All values assume a $100 initial investment at market close on July 25, 2019. The initial public offering price of our common stock, which had a closing stock price of $39.17 on July 25, 2019, was $26.00 per share. Data for the S&P 500 and Nasdaq Healthcare indices assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	Jul 25, 2019(1)	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023
Health Catalyst, Inc.	$100	$89	$111	$101	$27	$24
S&P 500	$100	$108	$125	$159	$128	$159
Nasdaq Healthcare	$100	$114	$149	$143	$114	$122
__________________
(1)Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer purchases of equity securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K filed on February 28, 2023.
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
Health Catalyst was founded in 2008 by healthcare analytics industry pioneers. Our founders and team developed the initial version of our Solution, consisting of an early version of our data platform, select analytics accelerators, and professional services expertise. From the beginning, our Solution has been focused on enabling our mission: to be the catalyst for massive, measurable, data-informed healthcare improvement. We currently employ more than 1,300 team members.
Highlights from the years ended December 31, 2023, 2022, and 2021 include:
•For the years ended December 31, 2023, 2022, and 2021, our total revenue was $295.9 million, $276.2 million, and $241.9 million, respectively. The growth in revenue was primarily due to revenue from new clients, including clients of our recent acquired entities, and existing clients paying higher technology access fees from contractual, annual escalators.
•For the years ended December 31, 2023, 2022, and 2021, we incurred net losses of $118.1 million, $137.4 million, and $153.2 million, respectively.
•For the years ended December 31, 2023, 2022, and 2021, our Adjusted EBITDA was $11.0 million, $(2.5) million, and $(11.2) million, respectively.
See “Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of Adjusted EBITDA and a reconciliation to the most directly comparable measure calculated in accordance with GAAP. See “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

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
The health system end market, in particular, is experiencing meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We anticipate this dynamic to persist for at least the next few quarters, although we have seen incremental improvements in recent months. We have seen a decrease in pipeline demand relative to the period prior to the onset of these macroeconomic factors in 2022, as well as some elevated realized and anticipated down-sell and churn levels, primarily for the parts of our Solution that do not offer near-term, financial ROI, such as our clinically-focused technology offerings and our more traditional consulting Professional Services.
While we have seen that this financial strain has continued to pressure health system budgets, we have continued to hear a strong acknowledgement that our offering includes solutions that directly reduce health systems’ current financial pressure, especially related to the segments of our offering that have a clear, near-term financial ROI, such as our TEMS offering, our Financial Empowerment technology suite, and some components of our Population Health technology suite.
With respect to other near-term implications of the challenging macroeconomic environment, we continue to anticipate that a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our DOS client base, as well as upsells to our over 525 other more modular non-DOS clients. This expectation is driven by our belief that many existing clients that have already realized a strong ROI, and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. Additionally, the elevated technology down-sell and churn levels for DOS Subscription Clients, primarily for the parts of our Solution that do not offer near-term, financial ROI, inclusive of some smaller, more modular DOS relationships, and our aggregate churn levels in 2023 were more heavily weighted toward the first half of 2023.
Our 2023 net new DOS Subscription Clients had a lower average starting annual recurring revenue (ARR) as compared to historical levels. Our average subscription revenue for net new DOS Subscription Clients signed in the year ended December 31, 2023 (new 2023 DOS Subscription Clients), was toward the low end of the average expected range of $500,000 to $1,500,000, driven primarily by greater demand of stand-alone DOS module components, such as Healthcare.AI, which resulted in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes access to all of the DOS platform components and analytic applications. This average ARR range is comprised of new 2023 DOS Subscription Clients with (i) subscription revenue in the expected average range or significantly above the expected average range driven by the size of the client organization and the bundle of technology and services included in their subscription and (ii) subscription revenue meaningfully below the low-end of the expected range driven by sales of stand-alone DOS module components, which provided greater deal certainty in a more challenging macroeconomic environment, and which we believe will provide an opportunity to expand our relationship with these DOS Subscription Clients in the future.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Clients whose contracts, when sold as a bundle with our analytics applications, often have built-in, contractual technology revenue escalators.
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a subset of modular clients and smaller DOS platform clients have lowered their application and analytics spend. Given the improved bookings performance of our TEMS offering beginning in the second half of 2022 and extending through 2023, a higher proportion of our bookings in 2023 came from our professional services offering relative to 2022, as health systems looked for solutions to effectively address their near-term expense challenges. While this change in bookings mix will lead to lower Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in future years, we expect that we will achieve improvements in Adjusted EBITDA as a result of the minimal incremental operating expense required to support our TEMS growth. We continue to anticipate that our adjusted operating expenses as a percentage of revenue will trend lower, largely due to our restructuring efforts and meaningful continued operating leverage.
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
Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities. We categorize our client count into two primary categories: DOS Subscription Clients and Other Clients. DOS Subscription Clients are defined as clients who directly or indirectly access our DOS platform via a technology subscription contract. Indirect access to the DOS platform may include DOS module components such as Healthcare.AI, Pop Analyzer, IDEA, and other DOS platform components. See “Key Business Metrics and Non-GAAP Financial Measures” below for more information about our DOS Subscription Clients. Other Clients generally include DOS non-subscription clients and other clients from historical acquisitions. As of December 31, 2023, 2022, and 2021, we had 109, 98, and 90 DOS Subscription Clients with active subscriptions, respectively. As of December 31, 2023, we served over 525 Other Clients compared to over 425 as of December 31, 2022. The increase in Other Clients from 2022 to 2023 was primarily due to our acquisition of ERS.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2023, greater than 90% of our total revenue was recurring in nature. Clients pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., DOS-only or modular portions of DOS, which we have sometimes referred to as DOS Lite). We generally provide access to our technology and deliver professional services to clients on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. Most of our technology and professional services contracts with DOS Subscription Clients have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. As we increase the use cases we address at a given client, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our client base over time as evidenced by a Dollar-based Retention Rate of 100%, 100%, and 112% for the years ended December 31, 2023, 2022, and 2021, respectively.
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

We delineate our sales organization by new client acquisition and existing client retention and expansion. Selling efforts to new clients vary. Many of our new clients engage with us broadly for multiple use cases, requiring buy-in during the sales cycle across the C-suite. Alternatively, in some instances, we engage with a client in a single-use case. After we demonstrate measurable improvements, we work with our clients to expand the utilization of our Solution to other use cases or enterprise-wide. The average sales cycle for a new DOS Subscription Client is estimated to be approximately one year, but that timeline can vary materially. Because of our vertical focus on the healthcare industry, we believe our sales and marketing resources can be deployed more efficiently than at horizontally-focused companies that provide technology and services to multiple industries. Additionally, with our increased focus on driving expansion within our existing client base through our TEMS offering, we believe that our sales and marketing infrastructure is positioned well to generate meaningful leverage and growth within our services offerings without the need for the same level of incremental investment as in prior years. This operating leverage primarily stems from the fact that we already have an existing relationship with the client, inclusive of having invested in client success initiatives and having provided account management services to the client since the beginning of our contractual relationship. Over the past few years, we have invested in growth infrastructure by adding to our sales operations and marketing teams, which are built to help us scale over the long term.

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

Financial Measures and Key Business Metrics
We regularly review a number of metrics, including the following key financial measures, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31,
	2023	2022	2021
GAAP Financial Measures:	(in thousands, except percentages)
Technology revenue	$187,583	$176,288	$147,718
Professional services revenue	$108,355	$99,948	$94,208
Total revenue	$295,938	$276,236	$241,926
Net loss	$(118,147)	$(137,403)	$(153,210)
Non-GAAP Financial Measures:
Adjusted Technology Gross Profit	$127,744	$122,284	$102,326
Adjusted Technology Gross Margin	68%	69%	69%
Adjusted Professional Services Gross Profit	$16,316	$23,565	$25,544
Adjusted Professional Services Gross Margin	15%	24%	27%
Total Adjusted Gross Profit	$144,060	$145,849	$127,870
Total Adjusted Gross Margin	49%	53%	53%
Adjusted EBITDA	$11,021	$(2,487)	$(11,248)
We monitor the key financial measures set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine team member incentives. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
Adjusted gross profit and adjusted gross margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, adding back stock-based compensation, acquisition-related costs, net, and restructuring costs as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses, as well as certain other non-recurring operating expenses, and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses. We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
See “Reconciliation of Non-GAAP Financial Measures” below for information regarding the limitations of using our Adjusted Gross Profit and Adjusted Gross Margin as financial measures and for a reconciliation of revenue to our Adjusted Gross Profit, the most directly comparable financial measure calculated in accordance with GAAP.
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
Other Key Metrics
We also regularly monitor and review the number of DOS Subscription Clients and Dollar-based Retention Rate as shown in the following tables:
DOS Subscription Clients

	As of December 31,
	2023	2022	2021
DOS Subscription Clients	109	98	90
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
DOS Subscription Clients are defined as clients who directly or indirectly access our DOS platform via a technology subscription contract. Indirect access to the DOS platform may include DOS module components such as Healthcare.AI, Pop Analyzer, IDEA, and other DOS platform components. Given the variety of ways to access DOS and the mix of specific components of DOS available to be included in a subscription contract, average subscription revenue for new DOS Subscription Clients in a given calendar year can vary. Although subscription revenue from individual DOS Subscription Client arrangements may vary dramatically based on the type and number of DOS modules and applications included in new contracts, we generally expect average subscription revenue for new DOS Subscription Clients in a calendar year will range between $500,000 and $1,500,000.
The average subscription revenue for DOS Subscription Clients signed in the twelve-month period ended December 31, 2023 (2023 DOS Subscription Clients), for instance, was below the midpoint of the average expected range noted in the preceding paragraph, driven primarily by greater growth opportunity through stand-alone DOS module components, such as Healthcare.AI, which resulted in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes enterprise access to all of the DOS platform components and analytic applications. This average ARR range is comprised of new 2023 DOS Subscription Clients with (i) subscription revenue in the expected average range or significantly above the expected average range driven by the size of the client organization and the bundle of technology and services included in their subscription and (ii) subscription revenue meaningfully below the low-end of the expected range driven by sales of stand-alone DOS module components, which provided greater deal certainty in a more challenging macroeconomic environment, and which we believe will provide an opportunity to expand our relationship with these DOS Subscription Clients in the future.
Our net new DOS Subscription Client additions were lower in 2023 and 2022 as compared to 2021 due to the continued financial strain and budget constraints in our end-market. While health system operating margins continue to be challenged relative to longer-term historical levels, we are encouraged to see these operating margins steadily improving in recent quarters. Supported by the continued improvement in the operating environment of our end market, we anticipate improvement in both the net new DOS Subscription Clients added as well as the average subscription revenue per new DOS Subscription Client in 2024 compared to 2023.
Dollar-based Retention Rate

	Year Ended December 31,
	2023	2022	2021
Dollar-based Retention Rate	100%	100%	112%

We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the technology and professional services ARR from our DOS Subscription Clients as of the date 12 months prior to such period end (prior period ARR). We then calculate the sum of the ARR from these same clients as of the current period end (current period ARR).
Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes revenue from new DOS Subscription Clients added in the current period. We then divide the current period ARR by the prior period ARR to arrive at our Dollar-based Retention Rate. We calculate ARR for each DOS Subscription Client as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model is to contract for our DOS platform, analytics applications, and professional services, our Dollar-Based Retention Rate calculated above only includes our DOS Subscription Clients. Other Clients that do not meet the definition of a DOS Subscription Client, which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, and ERS clients, are not included in the Dollar-based Retention Rate metrics.
Given the nature of our technology contracts, which, for many DOS Subscription Clients, are generally priced for multi-year periods and have built-in, contractual escalators, we would generally anticipate less variation within our Dollar-based Retention Rate for technology fees as a result of current challenging macroeconomic factors. However, our technology Dollar-based Retention Rate decreased as of December 31, 2023 and 2022 compared to December 31, 2021 primarily due to the loss of a large enterprise DOS platform client, a decline in our sales pipeline with respect to parts of our Solution that do not offer near-term ROI, such as our clinically-focused technology offerings, and some clients reducing their near-term DOS and analytics application spend with us in an effort to meet their short-term budget requirements. As noted, our Dollar-based Retention Rate Key Metric excludes Other Clients who are not DOS Subscription Clients, including clients added through acquisition, as the go-forward technology revenue growth profiles of these businesses may vary from our core DOS Subscription Clients. For example, Medicity clients have generated a lower Dollar-based Retention Rate than DOS Subscription Clients and we expect flat to declining revenue from Medicity clients in the foreseeable future.
The financial strain imposed by COVID-19 on a number of our clients led to a meaningfully lower professional services dollar-based retention in 2020 compared to prior years due to discounts provided to support our clients through the financial strain related to the initial outbreak. We did not provide similar discounts during 2021 and saw improvement in our Dollar-based Retention Rate for professional services fees compared to 2020. However, 2022 and 2023 proved to be more challenging years than anticipated as a result of the inflationary macroeconomic environment and the meaningful financial strain that our health system end market faced, which contributed to a lower Dollar-based Retention Rate compared to 2021. We anticipate that there will continue to be variation in our professional services Dollar-based Retention Rate in the near term, however, we expect it to improve in 2024 relative to 2023, primarily driven by incremental improvements in the financial health of our end market and continued opportunities to upsell existing DOS Subscription Clients with additional access to technology and to our TEMS offering. While the vast majority of our professional services revenue are recurring in nature, we also provide clients with an option to engage with us for non-recurring, project-based professional services fees. These non-recurring, project-based fees are less predictable than our recurring services and can drive fluctuations in quarterly professional services revenues and in prior period comparisons.
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
The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$187,583	$108,355	$295,938
Cost of revenue, excluding depreciation and amortization	(62,474)	(101,631)	(164,105)
Gross profit, excluding depreciation and amortization	125,109	6,724	131,833
Add:
Stock-based compensation	1,866	7,369	9,235
Acquisition-related costs, net(1)	273	391	664
Restructuring costs(2)	496	1,832	2,328
Adjusted Gross Profit	$127,744	$16,316	$144,060
Gross margin, excluding depreciation and amortization	67%	6%	45%
Adjusted Gross Margin	68%	15%	49%
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
__________________
(1) Acquisition-related costs, net includes deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
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
__________________
(1) Acquisition-related costs, net includes deferred retention expenses following the Twistle acquisition.
Adjusted Technology Gross Margin decreased slightly from 69% for the year ended December 31, 2022 to 68% for the year ended December 31, 2023. The year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments, as well as from costs associated with migrating a subset of our client base to our multi-tenant, Snowflake and Databricks-enabled data platform environment, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of clients from our managed data centers or on-premise to third-party hosted data centers with Microsoft Azure as well as the migration of a subset of clients to our multi-tenant, Snowflake and Databricks-enabled data platform environment. The potential decline is also attributable to a small subset of modular clients reducing their software analytics application costs, which tend to be higher margin offerings.
Adjusted Professional Services Gross Margin decreased from 24% for the year ended December 31, 2022 to 15% for the year ended December 31, 2023, primarily due to growth in TEMS, which start at a lower gross margin than many of our other professional service offerings, and lower utilization rates.
We expect that the workforce reductions that are part of the 2023 Restructuring Plan will have a positive impact on Adjusted Professional Services Gross Margin; however, we still expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to the uncertain and challenging macroeconomic environment. Specifically, in the near term, we expect our mix of services to include more TEMS which have minimal initial services gross margins that gradually increase over time as we drive efficiencies in service delivery through the use of our technology. As part of our TEMS contracts, we often re-badge existing health system team members within the applicable functional area as Health Catalyst team members. We often provide a client with a near-term discount relative to their existing costs for the scope of the TEMS opportunity, and we drive incremental gross margin over time by leveraging our technology and know-how to make processes more efficient and reduce the client’s labor costs. While there will be a headwind to gross margin from these TEMS in the near term, we believe this model will benefit our mid and long-term Adjusted EBITDA and profitability targets due to improved direct margin on these services over time, our ability to drive operating leverage with lower relative incremental operating expense investment required, and the fact that these contracts typically result in long-term technology subscription contract renewals or expansions.
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
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses, including the change in timing of our HAS event. We expect Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs, including costs related to our HAS event, which we plan to hold next during the first quarter of 2024.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(118,147)	$(137,403)	$(153,210)
Add:
Interest and other (income) expense, net	(9,106)	1,678	16,458
Income tax provision (benefit)	356	(4,280)	(6,898)
Depreciation and amortization	42,223	48,297	37,528
Stock-based compensation	55,756	72,104	65,145
Acquisition-related costs, net(1)	5,757	4,894	27,929
Litigation costs(2)	21,279	—	—
Restructuring costs(3)	8,822	8,425	—
Non-recurring lease-related charges(4)	4,081	3,798	1,800
Adjusted EBITDA	$11,021	$(2,487)	$(11,248)
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
(2)Litigation costs include costs related to litigation that are outside the ordinary course of our business. For additional details, refer to Note 16 in our consolidated financial statements.
(3)Restructuring costs include severance and other team member costs from workforce reductions, impairment of discontinued capitalized software projects, and other miscellaneous charges. For additional details, refer to Note 11 in our consolidated financial statements.
(4)Non-recurring lease-related charges includes lease-related impairment charges for the subleased portion of our corporate headquarters. For additional details refer to Note 9 in our consolidated financial statements.
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

•Add new clients. We believe our ability to increase our client base will enable us to drive growth. Our potential client base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential clients invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our clients are large, complex organizations who typically have long procurement cycles which may lead to declines in the pace of our new client additions, which also included small clients.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. In 2023, our technology revenue and professional services revenue represented 63% and 37% of total revenue, respectively.
Changes in our percentage of revenue attributable to Technology and Professional Services would impact future Total Adjusted Gross Margin. For example, in 2024, we expect professional services revenue to become a higher percentage of total revenue as a result of increased demand for Tech-enabled Managed Services that tend to provide an immediate ROI for clients, including in the form of cost savings for the client. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
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
Recent Acquisitions
Electronic Registry Systems, Inc. (ERS)
On October 2, 2023, we acquired Electronic Registry Systems, Inc. (ERS), a cloud-based provider of clinical registry development and data management software focused on oncology with advanced data analytics expertise. The acquisition consideration transferred was comprised of net cash consideration of $11.4 million. The ERS shareholders also received Health Catalyst common shares subject to revesting that are accounted for as post-acquisition stock-based compensation.

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
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2023, 2022, and 2021, technology revenue represented 63%, 64%, and 61% of total revenue, respectively, and professional services revenue represented 37%, 36%, and 39% of total revenue, respectively.
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
Professional services revenue.   Professional services revenue primarily includes analytics services, domain expertise services, TEMS, and implementation services. Professional services arrangements typically include a fee for making FTE services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients.
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
Cost of professional services revenue.    Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The 2023 Restructuring Plan increased the cost of professional services revenue in the fourth quarter of 2023 due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing cost of professional services revenue. We further expect that the future savings from the reduced headcount will be offset by continued growth in our professional services, including TEMS.

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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The 2023 Restructuring Plan increased our research and development expenses in the fourth quarter of 2023 due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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

Interest and other income (expense), net
Interest and other income (expense), net primarily consists of income from our investment holdings offset by interest expense. Interest expense is primarily attributable to the 2.50% Convertible Senior Notes due 2025 (the Notes) and it also includes the amortization of deferred financing costs related to our debt arrangements. The adoption of ASU 2020-06 reduced our reported interest expense as it relates to our convertible senior notes in 2023 and 2022 as compared to 2021.

Income tax benefit
Income tax benefit consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for our net deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development.
As of December 31, 2023, we had federal and state NOLs of $602.6 million and $505.5 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2024, respectively.

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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue:
Technology	$187,583	$176,288	$147,718
Professional services	108,355	99,948	94,208
Total revenue	295,938	276,236	241,926
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	62,474	56,642	47,516
Professional services(1)(2)(3)	101,631	86,407	76,838
Total cost of revenue, excluding depreciation and amortization	164,105	143,049	124,354
Operating expenses:
Sales and marketing(1)(2)(3)	67,321	87,514	75,027
Research and development(1)(2)(3)	72,627	75,680	62,733
General and administrative(1)(2)(3)(4)(5)	76,559	61,701	85,934
Depreciation and amortization	42,223	48,297	37,528
Total operating expenses	258,730	273,192	261,222
Loss from operations	(126,897)	(140,005)	(143,650)
Interest and other income (expense), net	9,106	(1,678)	(16,458)
Loss before income taxes	(117,791)	(141,683)	(160,108)
Income tax provision (benefit)	356	(4,280)	(6,898)
Net loss	$(118,147)	$(137,403)	$(153,210)
__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2023	2022	2021
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$1,866	$2,058	$2,063
Professional services	7,369	8,230	8,047
Sales and marketing	20,982	28,082	22,698
Research and development	11,213	12,938	10,213
General and administrative	14,326	20,796	22,124
Total	$55,756	$72,104	$65,145

(2)Includes acquisition-related costs, net, as follows:

	Year Ended December 31,
	2023	2022	2021
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$273	$351	$61
Professional services	391	655	127
Sales and marketing	697	1,894	592
Research and development	787	3,045	901
General and administrative	3,609	(1,051)	26,248
Total	$5,757	$4,894	$27,929

(3)Includes restructuring costs, as follows:

	Year Ended December 31,
	2023	2022	2021
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$496	$229	$—
Professional services	1,832	1,139	—
Sales and marketing	2,415	3,023	—
Research and development	3,337	3,410	—
General and administrative	742	624	—
Total	$8,822	$8,425	$—

(4)Includes litigation costs, as follows:

	Year Ended December 31,
	2023	2022	2021
Litigation costs:	(in thousands)
General and administrative	$21,279	$—	$—

(5)Includes non-recurring lease-related charges, as follows:

	Year Ended December 31,
	2023	2022	2021
Non-recurring lease-related charges:	(in thousands)
General and administrative	$4,081	$3,798	$1,800

	Year Ended December 31,
	2023	2022	2021
Revenue:
Technology	63%	64%	61%
Professional services	37	36	39
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	21	21	20
Professional services	34	31	32
Total cost of revenue, excluding depreciation and amortization	55	52	52
Operating expenses:
Sales and marketing	23	32	31
Research and development	25	27	26
General and administrative	26	22	36
Depreciation and amortization	14	18	16
Total operating expenses	88	99	109
Loss from operations	(43)	(51)	(61)
Interest and other income (expense), net	3	(1)	(7)
Loss before income taxes	(40)	(52)	(68)
Income tax provision (benefit)	—	(2)	(3)
Net loss	(40)%	(50)%	(65)%

Discussion of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$187,583	$176,288	$11,295	6%
Professional services	108,355	99,948	8,407	8%
Total revenue	$295,938	$276,236	$19,702	7%
Percentage of revenue:
Technology	63%	64%
Professional services	37	36
Total	100%	100%
Total revenue was $295.9 million for the year ended December 31, 2023, compared to $276.2 million for the year ended December 31, 2022, an increase of $19.7 million, or 7%.
Technology revenue was $187.6 million, or 63% of total revenue, for the year ended December 31, 2023, compared to $176.3 million, or 64% of total revenue, for the year ended December 31, 2022. The technology revenue growth was primarily from new DOS Subscription Clients, acquired technology clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.
Professional services revenue was $108.4 million, or 37% of total revenue, for the year ended December 31, 2023, compared to $99.9 million, or 36% of total revenue, for the year ended December 31, 2022. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to new DOS Subscription Clients, which includes TEMS, as well as recognition of certain non-recurring, project-related revenue items.
Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$62,474	$56,642	$5,832	10%
Professional services	101,631	86,407	15,224	18%
Total cost of revenue, excluding depreciation and amortization	$164,105	$143,049	$21,056	15%
Percentage of total revenue	55%	52%
Cost of technology revenue, excluding depreciation and amortization, was $62.5 million for the year ended December 31, 2023, compared to $56.6 million for the year ended December 31, 2022, an increase of $5.8 million, or 10%. The increase was primarily due to a $3.8 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $1.7 million increase in license and revenue share fees, a $0.5 million increase in salary and related personnel costs.
Cost of professional services revenue was $101.6 million for the year ended December 31, 2023, compared to $86.4 million for the year ended December 31, 2022, an increase of $15.2 million, or 18%. This increase was primarily due to a $14.2 million increase in salary and related personnel costs from additional professional services headcount, including new TEMS headcount, a $1.4 million increase in contractor and outside service fees, and a $0.7 million increase in restructuring costs, which were partially offset by a $0.9 million decrease in stock-based compensation.

Operating Expenses
Sales and marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$67,321	$87,514	$(20,193)	(23)%
Percentage of total revenue	23%	32%
Sales and marketing expenses were $67.3 million for the year ended December 31, 2023, compared to $87.5 million for the year ended December 31, 2022, a decrease of $20.2 million, or 23%. The decrease was primarily due to a $8.4 million decrease in salary and related personnel costs from a reduction in headcount in connection with the 2022 Restructuring Plan, a $7.1 million decrease in stock-based compensation, a $3.5 million decrease in HAS event costs related to a change in timing of the event, and a $0.5 million decrease in travel and entertainment expenses. HAS was last held in September 2022 and will be held again in February 2024.
Sales and marketing expense as a percentage of total revenue decreased from 32% in the year ended December 31, 2022 to 23% in the year ended December 31, 2023.
Research and development

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Research and development	$72,627	$75,680	$(3,053)	(4)%
Percentage of total revenue	25%	27%
Research and development expenses were $72.6 million for the year ended December 31, 2023, compared to $75.7 million for the year ended December 31, 2022, a decrease of $3.1 million, or 4%. The decrease was primarily due to a $1.7 million decrease in stock-based compensation and a $1.4 million decrease in salary and related personnel costs from a reduction in development team headcount.
Research and development expense as a percentage of revenue decreased from 27% in the year ended December 31, 2022 to 25% in the year ended December 31, 2023.
General and administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$76,559	$61,701	$14,858	24%
Percentage of total revenue	26%	22%
General and administrative expenses were $76.6 million for the year ended December 31, 2023, compared to $61.7 million for the year ended December 31, 2022, an increase of $14.9 million, or 24%. The increase was primarily due to a $21.3 million increase in litigation costs that are out of the ordinary course of business and a $5.9 million increase from the prior year change in fair value of contingent consideration. These increases were partially offset by a $6.5 million decrease in stock-based compensation, a $3.3 million decrease in salary and related personnel costs from a reduction in headcount, a $1.7 million decrease in other legal fees, and a $0.8 million decrease in contractors and outside services.
General and administrative expense as a percentage of revenue increased from 22% in the year ended December 31, 2022 to 26% in the year ended December 31, 2023.

Depreciation and amortization

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$42,223	$48,297	$(6,074)	(13)%
Percentage of total revenue	14%	17%
Depreciation and amortization expenses were $42.2 million for the year ended December 31, 2023, compared to $48.3 million for the year ended December 31, 2022, a decrease of $6.1 million, or (13)%. This decrease was primarily due to certain intangible assets from our business combinations becoming fully amortized.
Depreciation and amortization expense as a percentage of revenue decreased from 17% in the year ended December 31, 2022 to 14% in the year ended December 31, 2023.
Interest and other income (expense), net

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Interest income	$16,389	$5,687	$10,702	188%
Interest expense	(7,287)	(7,239)	(48)	(1)%
Other income (expense)	4	(126)	130	n/m(1)
Total interest and other expense, net	$9,106	$(1,678)	$10,784	643%
_______________________________
(1)Not meaningful
Interest and other income (expense), net increased $10.8 million, or 643%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change is primarily due to an increase in interest income on our short-term investments of $10.7 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.
Income tax provision (benefit)

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Income tax provision (benefit)	$356	$(4,280)	$4,636	n/m(1)
__________________________
(1)Not meaningful.

Income tax provision (benefit) increased by $4.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the year ended December 31, 2023. The income tax benefit of $4.3 million recorded for the year ended December 31, 2022 is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the valuation allowance during the period. The release of our valuation allowance is attributable to the acquisitions of ARMUS and KPI Ninja, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.

Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $317.7 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.

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
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of December 31, 2023.
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

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash used in operating activities	$(33,080)	$(35,270)	$(23,123)
Net cash provided by (used in) investing activities	20,293	(39,021)	(139,678)
Net cash provided by (used in) financing activities	2,730	(2,613)	264,084
Effect of exchange rate changes on cash and cash equivalents	21	(11)	(10)
Net (decrease) increase in cash and cash equivalents	$(10,036)	$(76,915)	$101,273
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2023, net cash used in operating activities was $33.1 million, which included a net loss of $118.1 million. Non-cash charges primarily consisted of  $55.8 million in stock-based compensation, $42.2 million in depreciation and amortization, and $4.1 million in impairment of long-lived assets, reduced by $9.7 million of investment discount accretion.
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
Investing activities

Net cash provided by investing activities for the year ended December 31, 2023 of $20.3 million was primarily due to the sale and maturity of short-term investments of $336.8 million, reduced by the purchases of short-term investments of $290.8 million. The net investing cash inflows provided by our short-term investment activity was partially offset by investing cash outflows of $11.4 million used to acquire ERS, $12.0 million of capitalized internal-use software development costs, and $2.4 million in purchases of property, equipment, and intangible assets.

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

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 of $2.7 million was primarily the result of $3.6 million in proceeds from our ESPP and $1.0 million in stock option exercise proceeds, partially offset by $1.8 million in repurchases of common stock.

Net cash used in financing activities for the year ended December 31, 2022 of $2.6 million was primarily the result of $8.4 million in repurchases of common stock and $1.3 million in payments of acquisition-related obligations, partially offset by $4.0 million in stock option exercise proceeds and $3.2 million in proceeds from our ESPP.

Net cash provided by financing activities for the year ended December 31, 2021 of $264.1 million was primarily the result of $245.2 million in public offering proceeds, net of underwriters’ discounts and commissions, $20.4 million in stock option exercise proceeds, and $4.8 million in proceeds from our ESPP, reduced by the $6.3 million in payments of acquisition-related obligations.
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

Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, TEMS, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $317.7 million and $363.5 million as of December 31, 2023 and 2022, respectively, which are held for working capital purposes. We do not make investments for trading or speculative purposes. Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed-rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
As of December 31, 2023 and 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Operating lease obligations
We lease office space under operating leases that expire between 2024 and 2031. As of December 31, 2023, we had total future operating lease payment obligations of $25.6 million, with $3.4 million payable within the next 12 months.
Refer to Note 9 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our operating lease obligations.
Purchase commitments
As of December 31, 2023, we had $41.5 million of remaining non-cancelable contractual commitments related to our third-party cloud infrastructure agreements, under which we committed to spend an aggregate of at least $45.8 million between February 2023 and January 2028. We expect to fully consume these contractual commitments in the ordinary course of operations.
Restructuring liabilities
During the year ended December 31, 2023, we initiated a restructuring plan to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As of December 31, 2023, we had total restructuring liabilities of $2.4 million payable within the next 12 months.
Refer to Note 11 of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our restructuring liabilities.
Off-balance sheet arrangements
As of December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit
Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price based on a standalone selling price and the timing of revenue recognition can be challenging. Judgment is involved to determine the distinct performance obligations, standalone selling price, and the timing of revenue recognition. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations, the appropriate standalone selling price and the timing of revenue recognition.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine the distinct performance obligations, standalone selling prices for each performance obligation, allocate the transaction price to the performance obligations and determine the appropriate timing of revenue recognition for each distinct performance obligation.

Our audit procedures included, among others, testing a sample of contracts. For each contract selection, we read the executed contract to assess management’s evaluation of significant nonstandard terms and conditions and tested the appropriateness of the determination of distinct performance obligations. We also tested the allocation of the transaction price and management’s determination of standalone selling price for performance obligations by assessing the appropriateness of the methodology applied, testing the calculations for mathematical accuracy and testing selections to corroborate the data underlying the Company’s calculations. To test the timing of revenue recognition and the appropriateness of the methodology employed for each distinct performance obligation, we tested the amounts recognized as revenue or recorded as deferred revenue. Additionally, we performed substantive analytical procedures, including a correlation analysis between revenue, deferred revenue, accounts receivable and cash. We also tested the accuracy and completeness of relevant underlying data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Salt Lake City, Utah
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Catalyst, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Health Catalyst, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Health Catalyst, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Health Catalyst, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 22, 2024

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$106,276	$116,312
Short-term investments	211,452	247,178
Accounts receivable, net(1)	60,290	47,970
Prepaid expenses and other assets	15,379	16,335
Total current assets	393,397	427,795
Property and equipment, net	25,712	25,928
Operating lease right-of-use assets	13,927	16,658
Intangible assets, net	73,384	92,189
Goodwill	190,652	185,982
Other assets	4,742	3,734
Total assets	$701,814	$752,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,641	$4,424
Accrued liabilities	23,282	19,691
Deferred revenue(1)	55,753	54,961
Operating lease liabilities	3,358	3,434
Total current liabilities	89,034	82,510
Convertible senior notes	228,034	226,523
Deferred revenue, net of current portion	77	105
Operating lease liabilities, net of current portion	17,676	18,017
Other liabilities	74	121
Total liabilities	334,895	327,276
Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of December 31, 2023 and 2022; 58,295,491 and 55,261,922 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,484,056	1,424,681
Accumulated deficit	(1,117,170)	(999,023)
Accumulated other comprehensive income (loss)	33	(648)
Total stockholders’ equity	366,919	425,010
Total liabilities and stockholders’ equity	$701,814	$752,286
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue(1):
Technology	$187,583	$176,288	$147,718
Professional services	108,355	99,948	94,208
Total revenue	295,938	276,236	241,926
Cost of revenue, excluding depreciation and amortization(1):
Technology	62,474	56,642	47,516
Professional services	101,631	86,407	76,838
Total cost of revenue, excluding depreciation and amortization	164,105	143,049	124,354
Operating expenses:
Sales and marketing	67,321	87,514	75,027
Research and development	72,627	75,680	62,733
General and administrative	76,559	61,701	85,934
Depreciation and amortization	42,223	48,297	37,528
Total operating expenses	258,730	273,192	261,222
Loss from operations	(126,897)	(140,005)	(143,650)
Interest and other income (expense), net	9,106	(1,678)	(16,458)
Loss before income taxes	(117,791)	(141,683)	(160,108)
Income tax provision (benefit)	356	(4,280)	(6,898)
Net loss	$(118,147)	$(137,403)	$(153,210)
Net loss per share, basic	$(2.09)	$(2.56)	$(3.23)
Net loss per share, diluted	$(2.09)	$(2.63)	$(3.23)
Weighted-average shares outstanding used in calculating net loss per share, basic	56,418	53,722	47,495
Weighted-average shares outstanding used in calculating net loss per share, diluted	56,418	54,080	47,495
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(118,147)	$(137,403)	$(153,210)

Other comprehensive gain (loss):
Change in net unrealized gains (losses) on available for sale investments	662	(487)	(102)
Change in foreign currency translation adjustment	19	(94)	(26)
Comprehensive loss	$(117,466)	$(137,984)	$(153,338)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	43,376,848	$1,001,688	$(725,650)	$61	$276,099
Public offering, net of underwriters’ discounts and commissions and offering costs	4,882,075	245,180	—	—	245,180
Issuance of common stock as acquisition consideration	762,765	43,104	—	—	43,104
Issuance of common stock for settlement of contingent consideration	409,029	20,083	—	—	20,083
Exercise of stock options	1,738,027	20,350	—	—	20,350
Vesting of restricted stock units and restricted shares	1,316,657	2	—	—	2
Issuance of common stock under ESPP	136,679	4,837	—	—	4,837
Stock-based compensation	—	65,781	—	—	65,781
Net loss	—	—	(153,210)	—	(153,210)
Other comprehensive loss	—	—	—	(128)	(128)
Balance as of December 31, 2021	52,622,080	$1,401,025	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units and restricted shares	2,060,836	—	—	—	—
Issuance of common stock under ESPP	303,685	3,153	—	—	3,153
Exercise of stock options	353,499	3,969	—	—	3,969
Issuance of common stock for settlement of contingent consideration	517,575	10,052	—	—	10,052
Issuance of common stock as acquisition consideration	113,386	3,006	—	—	3,006
Repurchase of common stock	(709,139)	(8,393)	—	—	(8,393)
Stock-based compensation	—	73,082	—	—	73,082
Net loss	—	—	(137,403)	—	(137,403)
Other comprehensive loss	—	—	—	(581)	(581)
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	2,628,206	—	—	—	—
Issuance of common stock under ESPP	419,680	3,588	—	—	3,588
Exercise of stock options	130,710	950	—	—	950
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Stock-based compensation	—	56,645	—	—	56,645
Net loss	—	—	(118,147)	—	(118,147)
Other comprehensive income	—	—	—	681	681
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(118,147)	$(137,403)	$(153,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	55,756	72,104	65,145
Depreciation and amortization	42,223	48,297	37,528
Investment (discount accretion) and premium amortization	(9,720)	(2,236)	1,202
Impairment of long-lived assets	4,081	5,023	1,800
Non-cash operating lease expense	2,990	3,231	3,585
Provision for expected credit losses	1,821	691	499
Amortization of debt discount and issuance costs	1,511	1,500	11,948
Deferred tax provision (benefit)	8	(4,523)	(7,134)
Change in fair value of contingent consideration liabilities	—	(4,668)	20,036
Payment of acquisition-related contingent consideration	—	(3,234)	(9,085)
Other	67	(145)	(53)
Change in operating assets and liabilities:
Accounts receivable	(13,663)	788	102
Prepaid expenses and other assets	164	(478)	(4,442)
Accounts payable, accrued liabilities, and other liabilities	4,868	(4,702)	5,202
Deferred revenue	(1,487)	(5,997)	7,637
Operating lease liabilities	(3,552)	(3,518)	(3,883)
Net cash used in operating activities	(33,080)	(35,270)	(23,123)
Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	336,801	315,171	186,893
Purchase of short-term investments	(290,836)	(308,961)	(261,363)
Capitalization of internal-use software	(11,957)	(12,987)	(6,644)
Acquisition of businesses, net of cash acquired	(11,392)	(27,846)	(46,763)
Purchases of property and equipment	(1,236)	(2,167)	(10,450)
Purchase of intangible assets	(1,118)	(2,260)	(1,373)
Proceeds from the sale of property and equipment	31	29	22
Net cash provided by (used in) investing activities	20,293	(39,021)	(139,678)
Cash flows from financing activities
Proceeds from employee stock purchase plan	3,588	3,153	4,844
Repurchase of common stock	(1,808)	(8,393)	—
Proceeds from exercise of stock options	950	3,969	20,350
Payments of acquisition-related consideration	—	(1,342)	(6,290)
Proceeds from public offerings, net of discounts, commissions, and offering costs	—	—	245,180
Net cash provided by (used in) financing activities	2,730	(2,613)	264,084
Effect of exchange rate changes on cash and cash equivalents	21	(11)	(10)
Net (decrease) increase in cash and cash equivalents	(10,036)	(76,915)	101,273
Cash and cash equivalents at beginning of period	116,312	193,227	91,954
Cash and cash equivalents at end of period	$106,276	$116,312	$193,227
Supplemental disclosures of cash flow information
Cash paid for interest	$5,750	$5,750	$6,360
Cash paid for income taxes, net	266	297	138

Supplemental disclosures of non-cash investing and financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$2,033	$169	$—
Purchase of intangible assets included in accounts payable and accrued liabilities	1,310	488	520
Stock-based compensation capitalized as internal-use software	889	976	636
Capitalized internal-use software included in accounts payable and accrued liabilities	169	448	—
Purchase of property and equipment included in accounts payable and accrued liabilities	7	213	983
Common stock issued for settlement of contingent consideration	—	10,052	20,083
Common stock issued in connection with acquisitions	—	3,006	43,104

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
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, reserve for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software, impairment assessments of goodwill, intangible assets, and other long-lived assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could differ significantly from those estimates.
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker (CODM), who has been identified as our CEO, in assessing performance and making decisions regarding resource allocation. We operate our business in two operating segments that also represent our reportable segments. Our segments are (1) technology and (2) professional services.
The CODM uses Adjusted Gross Profit (defined as revenue less cost of revenue that excludes depreciation, amortization, stock-based compensation expense, and certain other operating expenses) as the measure of our profit.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period, when dilutive, including the effect of shares issuable as acquisition-related contingent consideration. For purposes of this calculation, stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), convertible senior notes, restricted shares, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is anti-dilutive.

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
Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, TEMS, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
Contracts with multiple performance obligations
Many of our contracts include multiple performance obligations. We account for performance obligations separately if they are capable of being distinct within the context of the contract. In these circumstances, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis. We determine standalone selling prices based on the observable price a good or service is sold for separately when available. In cases where standalone selling prices are not directly observable, based on information available, we utilize the expected cost plus a margin, adjusted market assessment, or residual estimation methods. We consider all information available including our overall pricing objectives, market conditions, and other factors, which may include client demographics and the types of users.
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
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on the consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of December 31, 2023, 2022, and 2021, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $4.7 million, $0.9 million and $0.8 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of December 31, 2023, 2022, and 2021, the total of current and non-current deferred revenue on our consolidated balance sheets was $55.8 million, $55.1 million, and $57.6 million, respectively.
Deferred costs
We capitalize sales commissions, and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of December 31, 2023 and 2022, $2.2 million and $1.5 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2023 and 2022, the remaining $3.3 million and $2.6 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $2.3 million, $2.1 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is included within sales and marketing expense in the consolidated statements of operations.
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
We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$2,300	$1,600	$1,200
Current period provision for expected credit losses	1,821	691	499
Write-offs, net of recoveries	(16)	9	(99)
Balance at end of period	$4,105	$2,300	$1,600
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

Developed technologies	3-10 years
Client relationships and contracts	2-7 years
Computer software licenses	1-5 years
Trademarks	1-5 years
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
Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit, which requires management to use significant judgment and estimation. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the reporting units, as well as the sensitivity of the respective fair values to the underlying significant assumptions. Typical methods to estimate the fair value of reporting units include using the income and market approaches.
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
If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the years ended December 31, 2023, 2022, and 2021.

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
For the years ended December 31, 2023, 2022, and 2021, we expensed $3.5 million, $2.3 million and $1.4 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations.
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
The portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations. There were no contingent consideration liabilities outstanding during the year ended December 31, 2023.
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021, we incurred $2.6 million, $5.7 million, and $4.4 million in advertising costs, respectively.

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
We perform ongoing credit evaluations of our clients’ financial condition and require no collateral from clients. We review the expected collectability of accounts receivable and record an allowance for credit losses based on the probability of future collections. There were no clients with more than 10% of total outstanding accounts receivable as of December 31, 2023 and one client that had an accounts receivable balance of 10.5% of total outstanding accounts receivable as of December 31, 2022. There were no clients with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2023, 2022, and 2021.

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
We are subject to an income tax requirement whereby certain income earned by foreign subsidiaries, referred to as Global Intangible Low-Taxed Income (GILTI), must be included in our taxable gross income for U.S. federal income tax reporting purposes. GAAP provides for an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat GILTI as a current period expense when incurred.
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at December 31, 2023 and 2022. Money market funds and short-term investments are measured at fair value on a recurring basis. On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1- Quoted prices in active markets for identical assets or liabilities.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Recent accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
2. Business Combinations
The business acquisitions discussed below are included in our results of operations from their respective dates of acquisition.
2023 acquisition of Electronic Registry Systems, Inc.
On October 2, 2023, we acquired Electronic Registry Systems, Inc. (ERS), a cloud-based provider of clinical registry development and data management software based in Cincinnati, Ohio. We accounted for the acquisition of ERS as a business combination. ERS provides cancer registry compliance and informatics services to enable customers to achieve their cancer center clinical and business objectives with a goal of improving cancer care for every patient, including through its CRStar platform. The acquisition consideration transferred comprised of net cash consideration of $11.4 million. The purchase resulted in Health Catalyst acquiring 100% ownership in ERS.

An additional 175,901 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The vesting of these restricted shares was originally subject to eighteen months of continued employment with cliff vesting upon the eighteen-month anniversary of the acquisition close date. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Due to workforce reductions made subsequent to December 31, 2023 as part of the 2023 Restructuring Plan (as defined below), the ERS restricted shares will fully vest in February 2024, resulting in an acceleration of the related stock-based compensation expense. Refer to Note 14-Stock-Based Compensation for additional details related to our stock-based compensation.
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of ERS (in thousands):

Assets acquired:
Accounts receivable	$478
Prepaid expenses and other assets	73
Client relationships	5,300
Developed technology	3,100
Trademarks	100
Total assets acquired	9,051
Less liabilities assumed:
Accrued and other current liabilities	78
Deferred revenue	2,251
Total liabilities assumed	2,329
Total assets acquired, net	6,722
Goodwill	4,670
Total consideration transferred, net of cash acquired	$11,392
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, four years, and two years, respectively. The resulting goodwill from the ERS acquisition was fully allocated to the technology reporting unit and is deductible for income tax purposes.
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the year ended December 31, 2023. Pro forma financial information has not been presented for the ERS acquisition as the impact to our consolidated financial statements was not material. The amount of revenue attributable to the acquired business of ERS was not material to our consolidated statement of operations for year ended December 31, 2023. Income (loss) information for ERS after the acquisition date through December 31, 2023 is not presented as the ERS business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

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
An additional 235,330 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14-Stock-Based Compensation for additional details related to our stock-based compensation.
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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of 3 years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the years ended December 31, 2023 and 2022, we recognized compensation expense of $1.4 million and $1.9 million, respectively, related to these retention payments. As of December 31, 2023, there is an additional $1.6 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 1.3 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
An additional 356,919 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14-Stock-Based Compensation for additional details related to our stock-based compensation.
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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the years ended December 31, 2023 and 2022, we recognized compensation expense of $0.9 million and $0.9 million, respectively, related to these retention payments. As of December 31, 2023, there was an additional $1.2 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 2.2 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
2021 acquisition of Twistle, Inc.
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
An additional 67,939 restricted shares were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares was recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14-Stock-Based Compensation for additional details related to our stock-based compensation.
In connection with the acquisition, we also agreed to make deferred cash retention payments to continuing Twistle team members related to their unvested options previously granted or promised to be granted. The retention payments were subject to quarterly or cliff vesting based on continued employment over a required service period of between 12 and 18 months post-closing. Such amounts were recorded as post-combination compensation expense on a straight-line basis over the relevant vesting terms. These retention payments were fully paid out shortly after December 31, 2022.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2023	2022	2021
Recurring technology	$187,226	$175,808	$147,446
One-time technology (i.e., perpetual license)	357	480	272
Professional services	108,355	99,948	94,208
Total revenue	$295,938	$276,236	$241,926
For the years ended December 31, 2023, 2022, and 2021, 98.3%, 98.0%, and 99.2% of revenue, respectively, was related to contracts with clients located in the United States.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of December 31,
	2023	2022
Technology	$189,870	$185,200
Professional services	782	782
Total goodwill	$190,652	$185,982
As of December 31, 2023, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$103,929	$(79,057)	$24,872
Client relationships and contracts	90,064	(45,230)	44,834
Computer software licenses	10,680	(7,933)	2,747
Trademarks	2,820	(1,889)	931
Total intangible assets	$207,493	$(134,109)	$73,384
As of December 31, 2022, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$100,829	$(61,775)	$39,054
Client relationships and contracts	84,764	(34,757)	50,007
Computer software licenses	8,791	(6,893)	1,898
Trademarks	2,720	(1,490)	1,230
Total intangible assets	$197,104	$(104,915)	$92,189
Amortization expense of acquired intangible assets for the years ended December 31, 2023, 2022, and 2021 was $29.6 million, $37.2 million, and $32.0 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations. We have not incurred any intangible asset impairment charges for the years ended December 31, 2023, 2022, and 2021.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The weighted-average remaining amortization period by type of intangible assets as of December 31, 2023 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	2.7
Client relationships and contracts	4.3
Computer software licenses	2.1
Trademarks	2.4
As of December 31, 2023, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2024	$25,216
2025	18,343
2026	14,491
2027	11,280
2028	2,729
Thereafter	1,325
Total future amortization expense	$73,384

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment	$9,638	$10,021
Leasehold improvements	8,814	9,969
Furniture and fixtures	3,735	3,731
Capitalized internal-use software costs	30,771	19,553
Computer software	111	111
Total property and equipment	53,069	43,385
Less: accumulated depreciation	(27,357)	(17,457)
Property and equipment, net	$25,712	$25,928
Our long-lived assets are located in the United States. Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $12.6 million, $11.1 million, and $5.5 million, respectively. Depreciation expense includes amortization of assets recorded under a capital lease and the amortization of capitalized internal-use software costs. During the years ended December 31, 2023, 2022, and 2021 we impaired $1.2 million, $1.2 million, and $0.5 million, respectively, of leasehold improvements and furniture and fixtures related to the subleased portions of our corporate headquarters. Refer to Note 9-Leases for additional details. During the years ended December 31, 2023 and 2022, we also incurred $0.6 million and $1.2 million, respectively, of impairment related to discontinued capitalized internal-use software projects as part of restructuring. Refer to Note 11-Restructuring Costs for additional details.
We capitalized $12.8 million, $14.1 million, and $7.3 million of internal-use software costs for the years ended December 31, 2023, 2022, and 2021, respectively. We incurred $8.5 million, $6.8 million, and $2.4 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2023, 2022, and 2021, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive gain (loss) on the consolidated statements of comprehensive loss unless unrealized losses are due to credit-related factors and accounted for as part of our provision for expected credit losses. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2023, 2022, and 2021. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$99,779	$—	$—	$99,779	$99,779	$—
U.S. treasury notes	65,856	68	—	65,924	—	65,924
Commercial paper	85,358	—	(18)	85,340	—	85,340
Corporate bonds	43,746	49	—	43,795	—	43,795
U.S. agency securities	16,405	—	(12)	16,393	—	16,393
Total	$311,144	$117	$(30)	$311,231	$99,779	$211,452

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$114,532	$—	$—	$114,532	$114,532	$—
U.S. treasury notes	63,404	—	(427)	62,977	—	62,977
Commercial paper	150,724	2	—	150,726	—	150,726
Corporate bonds	26,235	—	(156)	26,079	—	26,079
U.S. agency securities	7,390	6	—	7,396	—	7,396
Total	$362,285	$8	$(583)	$361,710	$114,532	$247,178
The following table presents the contractual maturities of our short-term investments as of December 31, 2023 and December 31, 2022 (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$211,365	$211,452	$247,753	$247,178
Due between one and five years	—	—	—	—
Total	$211,365	$211,452	$247,753	$247,178

Accrued interest receivables related to our available-for-sale securities of $0.9 million and $0.6 million as of December 31, 2023 and 2022, respectively, were included within prepaid expenses and other assets on our consolidated balance sheets.

We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of December 31, 2023 and 2022, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$99,779	$—	$—	$99,779
U.S. treasury notes	65,924	—	—	65,924
Commercial paper	—	85,339	—	85,339
Corporate bonds	—	43,796	—	43,796
U.S. agency securities	—	16,393	—	16,393
Total	$165,703	$145,528	$—	$311,231
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$114,532	$—	$—	$114,532
U.S. treasury notes	62,977	—	—	62,977
Commercial paper	—	150,726	—	150,726
Corporate bonds	—	26,079	—	26,079
U.S. agency securities	—	7,396	—	7,396
Total	$177,509	$184,201	$—	$361,710

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2023 and 2022.
Convertible Senior Notes
As of December 31, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $218.7 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 10—Convertible Senior Notes and Credit Facilities for further information.
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
There were no contingent consideration liabilities related to the acquisitions of KPI Ninja, ARMUS, and ERS and there were no contingent consideration liabilities outstanding during the year ended December 31, 2023.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Nonrecurring fair value measurements
We recorded impairment charges of $4.1 million, $3.8 million, and $1.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the impairment of ROU assets, leasehold improvements, and furniture and fixtures associated with recently subleased office space. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates. Refer to Note 9-Leases for further information.
8. Accrued liabilities
As of December 31, 2023 and 2022, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued compensation and benefit expenses	$11,680	$12,180
Restructuring liabilities	2,355	1,837
Other accrued liabilities	9,247	5,674
Total accrued liabilities	$23,282	$19,691
9. Leases
Operating leases
We lease office space under operating leases that expire between 2024 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
During the year ended December 31, 2020 we took initial possession of the first 118,207 square feet of our new headquarters in South Jordan, Utah to begin leasehold improvements, which resulted in an initial right-of-use asset and corresponding operating lease liability of $23.8 million, and commencement of operating lease expense. During the year ended December 31, 2023 the leased square footage of our corporate headquarters expanded and we took possession of an additional 9,830 rentable square feet of office space, which resulted in an additional right-of-use asset and corresponding lease liability of $1.5 million. We have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2023. As of December 31, 2023, 54,399 rentable square feet of our corporate headquarters was subleased. We classified each sublease as an operating lease. The initial subleases have terms ranging from eighteen months to 8.5 years. As indicators of impairment arise, we have performed recoverability tests of the relevant asset groups, comprised of operating lease right-of-use and other related assets, and in some instances have determined that the carrying value of these asset groups were not fully recoverable. As a result, we measured and recognized total impairment charges of $4.1 million, $3.8 million, and $1.8 million during the years ended December 31, 2023, 2022, and 2021, respectively, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our consolidated statements of operations. During the year ended December 31, 2023, $2.9 million of the impairment charge was allocated to the ROU assets and the remaining $1.2 million was allocated to leasehold improvements, while during the year ended December 31, 2022, $2.6 million of the impairment charge was allocated to the ROU asset and the remaining $1.2 million was allocated to leasehold improvements, and during the year ended December 31, 2021, $1.3 million of the impairment charge was allocated to the ROU asset and the remaining $0.5 million was allocated to leasehold improvements and furniture and fixtures.
Our operating lease expense for the years ended December 31, 2023, 2022, and 2021, was $3.1 million, $2.6 million, and $3.6 million, respectively. In addition to those amounts, lease expense attributable to short-term leases with terms of 12 months or less for the years ended December 31, 2023, 2022, and 2021, was $0.1 million, $0.1 million, and $0.1 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Maturities of lease liabilities under operating leases at December 31, 2023 are as follows (in thousands):

Year ending December 31:
2024	$3,359
2025	3,313
2026	3,265
2027	3,269
2028	3,272
Thereafter	9,126
Total lease payments	25,604
Less: Imputed interest	(4,570)
Total lease liability	$21,034
Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$13,927	$16,658
Operating lease liabilities, current	$3,358	$3,434
Operating lease liabilities, noncurrent	17,676	18,017
Total operating lease liabilities	$21,034	$21,451

Weighted-average remaining operating lease term (years)	7.9	8.7
Weighted-average operating lease discount rate	5.2%	5.0%

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

We were not able to redeem the Notes prior to April 20, 2023. On or after April 20, 2023, we may redeem, for cash, all or a portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

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

Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on October 14, 2024, in integral multiples of $1,000 principal amount, only under any of the following circumstances:

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

As of December 31, 2023, the conditions allowing holders of the Notes to convert were not met and no events that would constitute a fundamental change that would allow the holders of the Notes to require a repurchase have occurred. The Notes are therefore not currently convertible and are classified as long-term debt.

The interest expense recognized related to the Notes was as follows (in thousands):

	As of December 31,
	2023	2022	2021
Contractual interest expense	$5,776	$5,739	$5,750
Amortization of debt issuance costs and discount(1)	1,511	1,500	11,948
Total	$7,287	$7,239	$17,698
_________________________
(1)Amortization of debt issuance costs and discount for the years ended December 31, 2023 and 2022 no longer includes amortization of the debt discount attributable to the conversion premium due to the adoption of ASU 2020-06 using a modified retrospective approach. Refer to Note 1 for more information.

Based on the closing price of our common stock of $9.26 on December 31, 2023, the if-converted value of the Notes was less than their respective principal amounts.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
11. Restructuring Costs
2023 Restructuring Plan
During the quarter and year ended December 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). As part of the 2023 Restructuring Plan, we significantly reduced headcount throughout both our professional services and technology segments, including among our senior leadership team. The restructuring costs primarily related to severance and other team member costs from workforce reductions and impairment of a discontinued capitalized internal-use software project.

The following table summarizes our 2023 Restructuring Plan costs by financial statement line item for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
2023 Restructuring Plan	Severance and Other Team Member Costs	Impairment Charges	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$484	$—	$484
Professional services	1,398	—	1,398
Sales and marketing	1,210	—	1,210
Research and development	2,436	615	3,051
General and administrative	624	—	624
Total	$6,152	$615	$6,767

Restructuring liabilities related to the 2023 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

2023 Restructuring Plan Liability Rollforward
Balance as of January 1, 2023	$—
Restructuring costs	6,767
Cash payments	(3,797)
Adjustments for non-cash items(1)	(615)
Balance as of December 31, 2023	$2,355
____________________
(1)Non-cash items consist of the impairment of a discontinued capitalized internal-use software project.

Our restructuring activities as part of the 2023 Restructuring Plan are expected to continue over the next three to six months. We expect additional restructuring costs of at least $1.1 million in the first half of 2024. Restructuring initiatives are under evaluation which may affect the amount and expected timing of restructuring costs and associated payments.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
2022 Restructuring Plan
During the year ended December 31, 2022, we initiated a restructuring plan (2022 Restructuring Plan) to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As part of the 2022 Restructuring Plan, we significantly reduced investment in our life sciences business unit, which is generally part of the technology segment, and also reduced headcount throughout the Company, including among our senior leadership team. The restructuring costs primarily related to severance and other team member costs from workforce reductions, impairment of discontinued capitalized internal-use software projects, and other miscellaneous charges. We substantially completed all actions under the 2022 Restructuring Plan in early 2023 and, as of December 31, 2023, the related restructuring liabilities were completely settled through cash outlays made to impacted team members.
The following tables summarize our 2022 Restructuring Plan costs by financial statement line item for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
2022 Restructuring Plan	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—	$—	$12
Professional services	434	—	—	434
Sales and marketing	1,190	—	15	1,205
Research and development	286	—	—	286
General and administrative	94	—	24	118
Total	$2,016	$—	$39	$2,055
____________________
(1)Includes other miscellaneous charges associated with the 2022 Restructuring Plan.

	Year Ended December 31, 2022
2022 Restructuring Plan	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$195	$—	$34	$229
Professional services	1,081	—	58	1,139
Sales and marketing	2,215	—	808	3,023
Research and development	1,957	1,225	228	3,410
General and administrative	607	—	17	624
Total	$6,055	$1,225	$1,145	$8,425
____________________
(1)Includes other miscellaneous charges associated with the 2022 Restructuring Plan.
Restructuring liabilities related to the 2022 Restructuring Plan were included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

2022 Restructuring Plan Liability Rollforward
Balance as of January 1, 2022	$—
Severance and other restructuring costs	8,425
Cash payments	(4,530)
Adjustments for non-cash items(1)	(2,058)
Balance as of December 31, 2022	$1,837
Severance and other restructuring costs	2,055
Cash payments	(3,892)
Balance as of December 31, 2023	$—
____________________
(1)Non-cash items consist of the impairment of discontinued capitalized internal-use software projects and other minor miscellaneous non-cash adjustments.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
12. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2023 and 2022, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 58,530,880 and 55,764,942 shares were legally issued and outstanding as of December 31, 2023 and 2022, respectively. The shares legally issued and outstanding as of December 31, 2023 and 2022, included 235,389 and 503,020 shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2023.
Share repurchase plan
On August 2, 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of December 31, 2023.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss per share, basic
Numerator:
Net loss	$(118,147)	$(137,403)	$(153,210)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	56,418,397	53,721,702	47,494,768
Net loss per share, basic	$(2.09)	$(2.56)	$(3.23)
Net loss per share, diluted
Numerator:
Net loss	$(118,147)	$(137,403)	$(153,210)
Dilutive change in fair value of shares issuable as contingent consideration	—	(4,668)	—
Net loss for diluted calculation	$(118,147)	$(142,071)	$(153,210)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	56,418,397	53,721,702	47,494,768
Dilutive effect of shares issuable as acquisition-related contingent consideration(2)	—	358,030	—
Weighted-average number of shares used in calculating net loss per share, diluted	56,418,397	54,079,732	47,494,768
Net loss per share, diluted	$(2.09)	$(2.63)	$(3.23)
During the years ended December 31, 2023, 2022 and 2021, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of December 31,
	2023	2022	2021
Common stock options	1,396,452	1,748,306	2,115,484
Restricted stock units	3,111,584	3,292,943	2,273,354
Performance-based restricted stock units	188,533	534,380	319,442
Shares related to convertible senior notes(1)	7,516,331	7,516,331	2,469,624
Shares issuable as acquisition-related contingent consideration(2)	—	—	87,415
Restricted shares	235,389	503,020	67,939
Total potentially dilutive securities	12,448,289	13,594,980	7,333,258
_________________________
(1)On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method. Following this adoption, we utilize the if-converted method for our calculation of potentially dilutive shares related to our convertible senior notes. Prior to the adoption, we applied the treasury stock method as we have the intent and ability to settle the principal amount of the convertible senior notes in cash. As such, the adoption of ASU 2020-06 resulted in a significant increase in the potentially dilutive securities disclosed in the table above as of December 31, 2023 and 2022 compared to December 31, 2021. Refer to Note 1 for further details. In connection with the offering of our convertible senior notes, we entered into Capped Calls with initial caps on the conversion price of $42.00 per share, which are excluded from the calculation of diluted earnings per share, as they would be antidilutive.
(2)The effect of shares issuable as acquisition-related contingent consideration were dilutive during the year ended December 31, 2022, but anti-dilutive during the year ended December 31, 2021. The anti-dilutive shares issuable as acquisition-related contingent consideration as of December 31, 2021 in the table above were calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date. As of December 31, 2023 and 2022 there were no longer any shares issuable as acquisition-related contingent consideration.

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
As of December 31, 2023, 2022, and 2021, there were 20,717,667, 17,929,420, and 15,294,920 shares authorized for grant, respectively, and 3,831,444, 2,479,622, and 2,969,638 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively, the Stock Incentive Plan).
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Options	$60	$2,722	$5,276
Restricted stock units (RSUs)	45,108	54,760	40,345
Performance-based restricted stock units (PRSUs)	1,304	5,209	10,944
Employee stock purchase plan	1,731	1,623	1,511
Restricted shares	7,553	7,790	7,069
Total stock-based compensation	$55,756	$72,104	$65,145

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$9,235	$10,288	$10,110
Sales and marketing	20,982	28,082	22,698
Research and development	11,213	12,938	10,213
General and administrative	14,326	20,796	22,124
Total stock-based compensation	$55,756	$72,104	$65,145
For the years ended December 31, 2023, 2022, and 2021 we capitalized $0.9 million, $1.0 million, and $0.6 million respectively, of stock-based compensation as internal-use software.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of options, which vest in accordance with service schedules, was estimated on the date of grant or, when applicable, the modification date, using the Black-Scholes option pricing model. We account for forfeitures as they occur. All standard stock options outstanding at December 31, 2023 and 2022 are expected to vest according to their specific schedules.
A summary of the share option activity under the Health Catalyst Stock Plan for the year ended December 31, 2023, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,748,306	$11.51	4.9	$690,493
Options exercised	(130,710)	7.27
Options cancelled/expired	(221,144)	12.78
Outstanding at December 31, 2023	1,396,452	$11.70	4.0	$85,565
Vested and expected to vest as of December 31, 2023	1,396,452	$11.70	4.0	$85,565
Vested and exercisable as of December 31, 2023	1,396,452	$11.70	4.0	$85,565
There were no stock options granted during the years ended December 31, 2023, 2022, and 2021. The aggregate intrinsic value of stock options exercised was $0.7 million, $3.9 million, and $67.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was $0.4 million, $5.2 million, and $6.8 million, respectively. As of December 31, 2023, all of our outstanding stock options were fully vested and there was no longer any related unrecognized compensation expense.
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2023	3,292,943	$29.71
RSUs granted	2,557,521	11.77
RSUs vested	(1,992,587)	25.77
RSUs forfeited	(746,293)	22.72
Unvested and outstanding at December 31, 2023	3,111,584	$19.16
During the years ended December 31, 2023, 2022, and 2021, we granted RSUs with a weighted-average grant date fair value of $11.77, $23.53, and $50.83, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $51.3 million, $59.2 million, and $38.1 million, respectively. As of December 31, 2023, we had $53.2 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.1 years.
Performance-based restricted stock units (PRSUs)
During the year ended December 31, 2022, we granted PRSUs to all employees that included both service conditions and performance conditions related to company-wide goals for the year ended December 31, 2022. These PRSUs vested to the extent the applicable performance conditions were achieved for the year ended December 31, 2022 and if the individual employee continued to provide services to us through the vesting date of March 1, 2023. The percentage of PRSUs that ultimately vested from the 2022 PRSU grants based on our performance during the year ended December 31, 2022 against the pre-established targets ranged from 0% for named executive officers to approximately 42% for other eligible employees.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
During fiscal 2022, we also granted additional executive PRSUs based on the same performance conditions described above, but with an extended four-year service condition whereby one quarter of such shares were scheduled to vest on March 1, 2023, and the remainder in quarterly installments thereafter. However, due to the year ended December 31, 2022 pre-established thresholds not being met, 0% of these executive PRSUs granted in 2022 will vest.
During the year ended December 31, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a measurement period of three years that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2023, 2024, and 2025 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024 and 2025 vesting periods, each rounded to the nearest whole share.
The fair value of the market-based tranches included in the 2023 executive PRSUs is estimated on the date of grant using the Monte Carlo simulation valuation model with the following assumptions for the year ended December 31, 2023:

Year Ended December 31, 2023
Expected volatility	61.7%
Expected term (in years)	1-3
Risk-free interest rate	4.38% - 5.01%
Expected dividends	—

The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the year ended December 31, 2023:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2023	534,380	$25.45
PRSUs granted	226,071	12.42
PRSUs vested	(192,093)	25.24
PRSUs forfeited	(379,825)	23.98
Unvested and outstanding at December 31, 2023	188,533	$12.99
During the years ended December 31, 2023, 2022, and 2021 we granted PRSUs with a weighted-average grant date fair value of $12.42 and $25.46, and $50.24 respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated fair value using a Monte Carlo simulation valuation model for the market-based tranches. The total grant date fair value of PRSUs vested during the years ended December 31, 2023 and 2022 was $4.8 million and $13.0 million, respectively. As of December 31, 2023, we had $1.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.5 years.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	54.3%-99.4%	37.5%-75.8%	33.8%-40.4%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.8%-5.5%	0.2%-2.5%	0.1%
Expected dividends	—	—	—
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
During the year ended December 31, 2023, we issued 419,680 shares under the ESPP, with a weighted-average purchase price per share of $8.55. Total cash proceeds withheld from employees for the purchase of shares under the ESPP in 2023 were $3.6 million. As of December 31, 2023, 1,470,158 shares are reserved for future issuance under the ESPP.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As part of the ARMUS acquisition that closed on April 29, 2022, 235,330 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date.
As part of the ERS acquisition that closed on October 2, 2023, 175,901 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was originally subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date. However, due to workforce reductions made subsequent to December 31, 2023 as part of the 2023 Restructuring Plan, the ERS restricted shares will fully vest in February 2024, resulting in an acceleration of the related stock-based compensation expense.
As of December 31, 2023, we had $2.0 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be fully recognized during the first quarter of 2024.
15. Income Taxes
For the years ended December 31, 2023, 2022, and 2021, the income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$—	$—	$—
Foreign	204	43	27
State	144	200	209
Total current tax provision	348	243	236
Deferred taxes:
Federal	8	(3,723)	(5,975)
Foreign	(1)	(1)	—
State	1	(799)	(1,159)
Total deferred provision (benefit)	8	(4,523)	(7,134)
Total income tax provision (benefit)	$356	$(4,280)	$(6,898)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	(0.1)	0.5	0.6
Federal research and development credits	—	(0.1)	2.4
Stock-based compensation	(7.0)	(7.1)	6.1
Contingent consideration	—	0.9	(2.7)
Change in valuation allowance	(14.0)	(11.7)	(22.9)
Other, net	(0.2)	(0.5)	(0.2)
Effective income tax rate	(0.3)%	3.0%	4.3%

The income tax provision of $0.4 million for the year ended December 31, 2023 consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. The income tax benefit of $4.3 million and $6.9 million recorded for the years ended December 31, 2022 and 2021, respectively, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the domestic valuation allowance during the respective periods. The release of valuation allowance is attributable to the acquisitions of KPI Ninja and ARMUS in 2022 and Twistle in 2021, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million and $7.1 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$154,938	$151,256
Research and development credits	27,273	27,283
Code 174 capitalized research and development	30,745	16,564
Operating lease liabilities	5,345	5,453
Interest limitation carryforward	3,167	6,204
Stock-based compensation	1,653	3,363
Deferred revenue	722	377
Property and equipment	1,683	1,234
Intangible assets	4,946	1,299
Accrued expenses	1,968	542
Allowance for bad debt	1,028	577
Other	118	117
Total deferred income tax assets	233,586	214,269
Valuation allowance	(226,267)	(206,022)
Net deferred income tax assets	7,319	8,247
Deferred income tax liabilities:
Convertible debt	(33)	(27)
Operating lease right-of-use assets	(3,493)	(4,183)
Prepaid expenses	(2,470)	(3,034)
Deferred commissions	(1,323)	(1,002)
Indefinite-lived intangible assets	(73)	(65)
Deferred contract costs	—	(1)
Total deferred income tax liabilities	(7,392)	(8,312)
Net deferred income tax liabilities	$(73)	$(65)
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
We have provided a valuation allowance for our net deferred tax assets, absent differences related to intangible assets with indefinite lives, at December 31, 2023 and 2022, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets, apart from an immaterial deferred tax liability as noted previously. The net deferred income tax liability balance is recorded under Other Liabilities on the consolidated balance sheets. During the years ended December 31, 2023 and 2022, respectively, the valuation allowance increased by $20.2 million and $45.5 million, respectively.
As of December 31, 2023, we had approximately $602.6 million of consolidated federal net operating loss carryforwards and $505.5 million of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2024, respectively.

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
Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The Company most recently performed a detailed analysis in December 2021 to determine whether an ownership change under Section 382 of the Code had occurred or will occur. Due to pre-acquisition changes in ownership identified as part of the most recent Section 382 analysis, net operating loss carryforwards of $2.0 million will be permanently lost pursuant to Section 382, as well as federal research and development tax credit carryforwards $0.6 million will be permanently lost pursuant to Section 383. It is possible that additional limitations may arise in future years due to future changes in the ownership of the Company.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2020 and 2019, respectively.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$6,821	$6,848	$5,578
Decrease in unrecognized tax benefits taken in prior years	(3)	(27)	(122)
Increase in unrecognized tax benefits related to the current year	—	—	1,392
Ending balance	$6,818	$6,821	$6,848
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes.  However, as of December 31, 2023 and 2022, we have not accrued interest and penalties because we have net operating loss carryforwards.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
17. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the year ended December 31, 2023, approximately 18% of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $264.4 million of revenue on unsatisfied performance obligations as of December 31, 2023. We expect to recognize approximately 65% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
18. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $8.1 million after the related party relationship commenced during the year ended December 31, 2023. As of December 31, 2023, we had receivables from this related party of $1.9 million and deferred revenue with this related party of $0.1 million.
In the past, we also entered into arrangements with another client, Mass General Brigham (formerly Partners Healthcare), where, at that time, a member of the client’s management was a member of our board of directors. This former director served on our board from January 2018 to May 2021. He resigned from his executive position with our client on March 31, 2021. As such, we no longer consider this client to be a related party subsequent to March 31, 2021. We recognized $0.9 million of revenue from this client prior to the related party relationship ending during the year ended December 31, 2021.
We have revenue arrangements with clients that were also our investors. None of these clients hold a significant amount of ownership in our equity interests.
19. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $5.7 million, $4.9 million, and $3.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, we matched 100% of the first 4% of an employees’ 401(k) plan contributions.
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
Revenues and cost of revenues generally are directly attributed to our segments. All segment revenues are from our external clients. Asset and other balance sheet information at the segment level is not reported to our CODM.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Segment revenue and Adjusted Gross Profit for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
Technology	$187,583	$176,288	$147,718
Professional Services	108,355	99,948	94,208
Total	$295,938	$276,236	$241,926

	Year Ended December 31,
	2023	2022	2021
Adjusted Gross Profit:
Technology	$127,744	$122,284	$102,326
Professional Services	16,316	23,565	25,544
Total reportable segments Adjusted Gross Profit	144,060	145,849	127,870
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(9,235)	(10,288)	(10,110)
Acquisition-related costs, net(1)	(664)	(1,006)	(188)
Restructuring costs	(2,328)	(1,368)	—
Less other reconciling items:
Sales and marketing	(67,321)	(87,514)	(75,027)
Research and development	(72,627)	(75,680)	(62,733)
General and administrative	(76,559)	(61,701)	(85,934)
Depreciation and amortization	(42,223)	(48,297)	(37,528)
Interest and other income (expense), net	9,106	(1,678)	(16,458)
Loss before income taxes	$(117,791)	$(141,683)	$(160,108)
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
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.
Our board of directors has adopted a Code of Business Conduct and Ethics (Code of Conduct) that applies to all officers, directors, and employees, which is available on our website at ir.healthcatalyst.com under “Corporate Governance.” The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.

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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	Filed herewith

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	10-K	10.6	February 28, 2023

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated March 27, 2014, between the Registrant and Bryan Hunt.	10-K	10.10	February 25, 2021

10.9#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.10#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021
10.11#	Offer Letter, dated March 27, 2023, between the Registrant and Anne Marie Bickmore.	10-Q	10.1	May 10, 2023

10.12#	Offer Letter, dated March 27, 2023, between the Registrant and Ben Landry.	10-Q	10.2	May 10, 2023

10.13#	Separation and Release Agreement, dated December 4, 2023, between the Registrant and Anne Marie Bickmore.	Filed herewith

10.14#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.15#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97	Policy for Recovery of Erroneously Awarded Compensation	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 2/22/2024	By:	/s/ Bryan Hunt
Bryan Hunt
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Daniel Burton, Bryan Hunt, Jason Alger, and Benjamin Landry, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Burton	Chief Executive Officer and Director	2/22/2024
Daniel Burton	(Principal Executive Officer)

/s/ Bryan Hunt	Chief Financial Officer	2/22/2024
Bryan Hunt	(Principal Financial Officer)

/s/ Jason Alger	Chief Accounting Officer	2/22/2024
Jason Alger	(Principal Accounting Officer)

/s/ John A. Kane	Director	2/22/2024
John A. Kane

/s/ Duncan Gallagher	Director	2/22/2024
Duncan Gallagher

/s/ Matthew Kolb	Director	2/22/2024
Matthew Kolb

/s/ Julie Larson-Green	Director	2/22/2024
Julie Larson-Green

/s/ Anita V. Pramoda	Director	2/22/2024
Anita V. Pramoda

/s/ S. Dawn Smith	Director	2/22/2024
S. Dawn Smith

/s/ Mark Templeton	Director	2/22/2024
Mark Templeton