Form 10-K/A
period 2023-12-31
Health Catalyst, Inc.
filed 2024-04-23
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K/A
_______________
Amendment No. 1

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
_______________

EXPLANATORY NOTE

Health Catalyst, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10‑K for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on February 22, 2024 (the “Form 10‑K”), for the purpose of correcting inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of the Company’s principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10-K. The Exhibits 31.1 and 31.2 filed with the Form 10-K inadvertently omitted from the Section 302 Certifications (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Company hereby amends the Form 10-K by resubmitting the corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment neither reflects events occurring after the filing of the Form 10‑K nor modifies or updates those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Form 10‑K, and does not modify, amend or update any other item or disclosures in the Form 10‑K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(c) Exhibits
See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	10-K	10.13	February 22, 2024

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	10-K	10.6	February 28, 2023

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated March 27, 2014, between the Registrant and Bryan Hunt.	10-K	10.10	February 25, 2021

10.9#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.10#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021
10.11#	Offer Letter, dated March 27, 2023, between the Registrant and Anne Marie Bickmore.	10-Q	10.1	May 10, 2023

10.12#	Offer Letter, dated March 27, 2023, between the Registrant and Ben Landry.	10-Q	10.2	May 10, 2023

10.13#	Separation and Release Agreement, dated December 4, 2023, between the Registrant and Anne Marie Bickmore.	10-K	10.13	February 22, 2024

10.14#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.15#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

21.1	Subsidiaries of Registrant.	10-K	21.1	February 22, 2024

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	February 22, 2024

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	24.1	February 22, 2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	February 22, 2024

97	Policy for Recovery of Erroneously Awarded Compensation	10-K	97	February 22, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 4/23/2024	By:	/s/ Daniel Burton
Daniel Burton
Chief Executive Officer (Principal Executive Officer)

Date: 4/23/2024	By:	/s/ Jason Alger
Jason Alger
Chief Financial Officer (Principal Financial and Accounting Officer)