Form 10-Q
period 2024-03-31
Health Catalyst, Inc.
filed 2024-05-10
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, the Registrant had 59,034,936 shares of common stock outstanding.

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

•ability to expand our service offerings, develop new platform features, and rollout and migrate existing DOS Subscription Clients to our new platform, Health Catalyst Ignite;
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
•expectations regarding our key financial metrics; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto), natural disasters or public health emergencies, such as the COVID-19 pandemic, on our business and results of operations.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K.
Summary of Risk Factors
•We operate in a highly competitive industry, and if we are not able to compete effectively, our business and results of operations will be harmed.
•We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans as well as cost reduction and restructuring initiatives.

•If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.
•Macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility and measures taken in response thereto) and any new public health crisis could harm our business, results of operations, and financial condition.
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,370	$106,276
Short-term investments	126,415	211,452
Accounts receivable, net(1)	53,874	60,290
Prepaid expenses and other assets	15,477	15,379
Total current assets	397,136	393,397
Property and equipment, net	24,697	25,712
Intangible assets, net	66,217	73,384
Operating lease right-of-use assets	12,003	13,927
Goodwill	190,652	190,652
Other assets	4,407	4,742
Total assets	$695,112	$701,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,697	$6,641
Accrued liabilities	19,614	23,282
Deferred revenue(1)	63,550	55,753
Operating lease liabilities	3,347	3,358
Total current liabilities	92,208	89,034
Convertible senior notes	228,413	228,034
Deferred revenue, net of current portion	81	77
Operating lease liabilities, net of current portion	17,112	17,676
Other liabilities	88	74
Total liabilities	337,902	334,895
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 58,956,132 and 58,295,491 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,495,091	1,484,056
Accumulated deficit	(1,137,757)	(1,117,170)
Accumulated other comprehensive income (loss)	(124)	33
Total stockholders’ equity	357,210	366,919
Total liabilities and stockholders’ equity	$695,112	$701,814
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue(1):
Technology	$46,966	$47,186
Professional services	27,757	26,682
Total revenue	74,723	73,868
Cost of revenue, excluding depreciation and amortization:
Technology	15,315	14,727
Professional services	23,202	23,577
Total cost of revenue, excluding depreciation and amortization	38,517	38,304
Operating expenses:
Sales and marketing	19,058	18,569
Research and development	14,871	17,082
General and administrative	14,564	23,833
Depreciation and amortization	10,525	10,994
Total operating expenses	59,018	70,478
Loss from operations	(22,812)	(34,914)
Interest and other income, net	2,338	1,793
Loss before income taxes	(20,474)	(33,121)
Income tax provision	113	69
Net loss	$(20,587)	$(33,190)
Net loss per share, basic and diluted	$(0.35)	$(0.60)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	58,592	55,485

__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,587)	$(33,190)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	(130)	348
Change in foreign currency translation adjustment	(27)	5
Comprehensive loss	$(20,744)	$(32,837)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	657,579	—	—	—	—
Exercise of stock options	3,062	20	—	—	20
Stock-based compensation	—	11,015	—	—	11,015
Net loss	—	—	(20,587)	—	(20,587)
Other comprehensive loss	—	—	—	(157)	(157)
Balance as of March 31, 2024	58,956,132	$1,495,091	$(1,137,757)	$(124)	$357,210

	Three Months Ended March 31, 2023
	Common Stock and Additional Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	628,687	—	—	—	—
Exercise of stock options	97,875	727	—	—	727
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Stock-based compensation	—	14,054	—	—	14,054
Net loss	—	—	(33,190)	—	(33,190)
Other comprehensive income	—	—	—	353	353
Balance as of March 31, 2023	55,843,457	$1,437,654	$(1,032,213)	$(295)	$405,146
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(20,587)	$(33,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,838	13,884
Depreciation and amortization	10,525	10,994
Impairment of long-lived assets	2,200	—
Non-cash operating lease expense	781	764
Amortization of debt discount and issuance costs	379	377
Investment discount and premium accretion	(1,965)	(1,979)
Provision for expected credit losses	2,405	1,514
Deferred tax provision	14	2
Other	4	19
Change in operating assets and liabilities:
Accounts receivable, net	4,011	(15,405)
Prepaid expenses and other assets	300	(420)
Accounts payable, accrued liabilities, and other liabilities	(5,495)	7,709
Deferred revenue	7,801	11,027
Operating lease liabilities	(945)	(876)
Net cash provided by (used in) operating activities	10,266	(5,580)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	137,000	107,100
Purchase of short-term investments	(50,197)	(81,070)
Capitalization of internal-use software	(2,530)	(2,864)
Purchase of intangible assets	(84)	(98)
Purchases of property and equipment	(208)	(425)
Proceeds from the sale of property and equipment	3	6
Net cash provided by investing activities	83,984	22,649

Cash flows from financing activities
Proceeds from exercise of stock options	20	727
Proceeds from employee stock purchase plan	843	1,174
Repurchase of common stock	—	(1,808)
Net cash provided by financing activities	863	93
Effect of exchange rate changes on cash and cash equivalents	(19)	5
Net increase in cash and cash equivalents	95,094	17,167
Cash and cash equivalents at beginning of period	106,276	116,312
Cash and cash equivalents at end of period	$201,370	$133,479

Supplemental disclosures of non-cash investing and financing information
Stock-based compensation capitalized as internal-use software	$177	$171
Capitalized internal-use software included in accounts payable and accrued liabilities	148	855
Purchase of property and equipment included in accounts payable and accrued liabilities	60	75

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, our interim condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. Our condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, reserves for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software, impairment assessments of goodwill, intangible assets, and other long-lived assets, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could differ significantly from those estimates.

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
Standalone selling prices are not directly observable for our all-access and limited-access technology arrangements, which are composed of cloud-based subscriptions, time-based licenses, and perpetual licenses. For these technology arrangements, we generally use the residual method due to a limited number of standalone transactions and/or prices that are highly variable.
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
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of March 31, 2024 and December 31, 2023, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $3.5 million and $4.7 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of March 31, 2024 and December 31, 2023, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $63.6 million and $55.8 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2024 and December 31, 2023, $2.2 million and $2.2 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the remaining $3.2 million and $3.3 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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
Cost of revenue, excluding depreciation and amortization
Cost of technology revenue primarily consists of costs associated with hosting and supporting our technology, including third-party cloud computing and hosting costs, license and revenue share fees, contractor costs, and salary and related personnel costs for our cloud services and support teams. Cost of professional services revenue primarily consists of salary and related personnel costs, travel-related costs, and independent contractor costs. Cost of revenue in the interim condensed consolidated statements of operations excludes costs related to depreciation and amortization.
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

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Allowance for credit losses at the beginning of period	$4,105	$2,300
Provision for expected credit losses	2,405	1,514
Less: Write-offs, net of recoveries	(10)	(14)
Allowance for credit losses at the end of period	$6,500	$3,800
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in our condensed consolidated balance sheets. We have adopted the short-term lease recognition exemption policy. All of our leasing commitments are classified either as operating leases or otherwise qualify as short-term leases with lease terms of 12 months or less.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our lease contracts do not have a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate is the estimated rate incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.
The operating lease ROU asset also includes any lease payments made and excludes lease executory costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs related to our leased office space, such as maintenance and utilities based on actual usage, are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	2-3 years
Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of lease term or estimated useful life
Computer software	2-5 years
Capitalized internal-use software costs	2-5 years

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three months ended March 31, 2024 and 2023.

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
We expensed $0.4 million of transaction costs associated with business combinations during the three months ended March 31, 2024. There were no transaction costs associated with business combinations during the three months ended March 31, 2023. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
Advertising costs
All advertising costs are expensed as incurred. For the three months ended March 31, 2024 and 2023, we incurred $3.4 million and $0.3 million of advertising costs, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at March 31, 2024 and December 31, 2023. Money market funds and short-term investments are measured at fair value on a recurring basis.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Recent accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
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

2. Business Combinations
The business acquisition discussed below is included in our results of operations from the date of acquisition.
2023 acquisitions
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
An additional 175,901 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The vesting of these restricted shares was originally subject to eighteen months of continued employment with cliff vesting upon the eighteen-month anniversary of the acquisition close date. The value of these restricted shares was originally scheduled to be recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term, but due to workforce reductions made as part of the 2023 Restructuring Plan (as defined below), the ERS restricted shares fully vested in February 2024, resulting in an acceleration of the related stock-based compensation expense. Refer to Note 13-Stock-Based Compensation for additional details related to our stock-based compensation.

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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended March 31, 2024. Pro forma financial information has not been presented for the ERS acquisition as the impact to our consolidated financial statements was not material. The amount of revenue attributable to the acquired business of ERS was not material to our consolidated statement of operations for three months ended March 31, 2024.
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Recurring technology	$46,966	$46,928
One-time technology (i.e., perpetual license)	—	258
Professional services	27,757	26,682
Total revenue	$74,723	$73,868
Revenue related to contracts with clients located in the United States was 97.9% and 98.0% for the three months ended March 31, 2024 and 2023, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Technology	$189,870	$189,870
Professional services	782	782
Total goodwill	$190,652	$190,652
As of March 31, 2024, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$103,929	$(83,057)	$20,872
Client relationships and contracts	90,064	(47,991)	42,073
Computer software licenses	10,725	(8,275)	2,450
Trademarks	2,820	(1,998)	822
Total intangible assets	$207,538	$(141,321)	$66,217
Amortization expense of acquired intangible assets was $7.3 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three months ended March 31, 2024 and 2023.
As of December 31, 2023, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$103,929	$(79,057)	$24,872
Client relationships and contracts	90,064	(45,230)	44,834
Computer software licenses	10,680	(7,933)	2,747
Trademarks	2,820	(1,889)	931
Total intangible assets	$207,493	$(134,109)	$73,384

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Computer equipment	$9,723	$9,638
Leasehold improvements	8,163	8,814
Furniture and fixtures	3,735	3,735
Capitalized internal-use software costs	33,458	30,771
Computer software	111	111
Total property and equipment	55,190	53,069
Less: accumulated depreciation	(30,493)	(27,357)
Property and equipment, net	$24,697	$25,712
Our long-lived assets are located in the United States. Depreciation expense totaled $3.3 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.
During the three months ended March 31, 2024, we impaired $0.7 million of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 1 for additional details. There was no impairment of long-lived assets during the three months ended March 31, 2023.
We capitalized $2.7 million and $3.4 million of internal-use software costs for the three months ended March 31, 2024 and 2023, respectively. We incurred $2.4 million and $2.2 million of capitalized internal-use software cost amortization expense for the three months ended March 31, 2024 and 2023, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three months ended March 31, 2024 and 2023. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$111,263	$—	$—	$111,263	$111,263	$—
U.S. treasury notes	134,891	—	(20)	134,871	85,301	49,569
Commercial paper	20,651	—	(3)	20,648	—	20,648
Corporate bonds	56,218	—	(20)	56,198	—	56,198
Total	$323,023	$—	$(43)	$322,980	$196,564	$126,415

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$99,779	$—	$—	$99,779	$99,779	$—
U.S. treasury notes	65,856	68	—	65,924	—	65,924
Commercial paper	85,358	—	(18)	85,340	—	85,340
Corporate bonds	43,746	49	—	43,795	—	43,795
U.S. agency securities	16,405	—	(12)	16,393	—	16,393
Total	$311,144	$117	$(30)	$311,231	$99,779	$211,452

The following table presents the contractual maturities of our short-term investments as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$126,458	$126,415	$211,365	$211,452
Total	$126,458	$126,415	$211,365	$211,452

Accrued interest receivables related to our available-for-sale securities of $1.0 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2024 and December 31, 2023, there were no material unrealized losses due to expected credit loss-related factors.
7. Fair Value of Financial Instruments
Assets measured at fair value on a recurring basis as of March 31, 2024 were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$111,263	$—	$—	$111,263
U.S. Treasury notes	134,870	—	—	134,870
Commercial paper	—	20,648	—	20,648
Corporate bonds	—	56,198	—	56,198
Total	$246,133	$76,846	$—	$322,979

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
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2024 and 2023.
Convertible senior notes
As of March 31, 2024 and December 31, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $222.2 million and $218.7 million, respectively. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 10—Convertible Senior Notes for further information.
Nonrecurring fair value measurements
We recorded impairment charges of $2.2 million related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the three months ended March 31, 2024. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the office space designated for subleasing and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates. There was no impairment of ROU assets and leasehold improvements during the three months ended March 31, 2023.
8. Accrued Liabilities
As of March 31, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Accrued compensation and benefit expenses	$8,250	$11,680
Restructuring liabilities(1)	1,011	2,355
Other accrued liabilities	10,353	9,247
Total accrued liabilities	$19,614	$23,282
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
9. Leases
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
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating lease expense	$628	$717
Short-term lease expense	19	33
Sublease income	(438)	(315)
Total	$209	$435
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the three months ended March 31, 2024 we identified asset impairment indicators for one of our corporate office spaces newly designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.2 million during the three months ended March 31, 2024, representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the three months ended March 31, 2024, $1.5 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements. There were no similar impairment charges during the three months ended March 31, 2023.
10. Convertible Senior Notes
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
As of March 31, 2024, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Contractual interest expense	$1,450	$1,441
Amortization of debt issuance costs and discount	379	377
Total	$1,829	$1,818

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The net carrying value of the liability component of the Notes was as follows (in thousands):

March 31, 2024
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(1,587)
Net carrying amount	$228,413
Based on the closing price of our common stock of $7.53 per share on the last trading day of the period ended March 31, 2024, the if-converted value of the Notes was less than their respective principal amounts.
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
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2024 and December 31, 2023, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 58,956,132 and 58,530,880 shares were legally issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. The shares legally issued and outstanding as of March 31, 2024 and December 31, 2023 included zero shares and 235,389 shares, respectively, issued pursuant acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). There were no share repurchases during the first quarter of 2024. During the first quarter of 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of March 31, 2024.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(20,587)	$(33,190)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	58,591,514	55,484,835
Net loss per share, basic and diluted	$(0.35)	$(0.60)

During the three months ended March 31, 2024 and 2023, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of March 31,
	2024	2023
	(unaudited)
Common stock options	1,109,870	1,635,485
Restricted stock units	4,514,688	4,735,320
Performance-based restricted stock units	538,026	205,178
Shares related to convertible senior notes	7,516,331	7,516,331
Employee stock purchase plan	211,715	256,332
Restricted shares	—	413,791
Total potentially dilutive securities	13,890,630	14,762,437
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2024, there were an additional 2,926,544 shares reserved for issuance under the 2019 Plan. As of March 31, 2024 and December 31, 2023, there were 23,644,211 and 20,717,667 shares authorized for grant, respectively, and 4,858,542 and 3,831,444 shares available for grant under the 2019 Plan, respectively.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Restricted stock units	$8,343	$11,103
Performance-based restricted stock units	213	303
Employee stock purchase plan	300	582
Restricted shares	1,969	1,837
Options	13	59
Total stock-based compensation	$10,838	$13,884

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Cost of revenue	$1,697	$2,190
Sales and marketing	3,990	5,442
Research and development	1,844	2,673
General and administrative	3,307	3,579
Total stock-based compensation	$10,838	$13,884

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock options
There were no stock options granted during the three months ended March 31, 2024 or 2023. A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2024, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2024	1,396,452	$11.70
Options exercised	(3,062)	6.38
Options cancelled/forfeited	(283,520)	11.26
Outstanding at March 31, 2024	1,109,870	$11.83	3.8	$30,793
Vested and expected to vest as of March 31, 2024	1,109,870	$11.83	3.8	$30,793
Vested and exercisable as of March 31, 2024	1,109,870	$11.83	3.8	$30,793
The aggregate intrinsic value of stock options exercised was less than $0.1 million for the three months ended March 31, 2024. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2024	3,111,584	$19.16
RSUs granted	1,959,998	8.69
RSUs vested	(388,784)	22.57
RSUs forfeited	(168,110)	18.20
Unvested and outstanding at March 31, 2024	4,514,688	$14.36
During the three months ended March 31, 2024 and 2023, we granted RSUs with a weighted-average grant date fair value of $8.69 and $11.79, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $8.8 million and $11.7 million, respectively. As of March 31, 2024, we had $57.5 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.3 years.
Performance-based restricted stock units (PRSUs)
2024 Executive PRSUs
During the three months ended March 31, 2024, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement (weighted 25%) and financial performance targets for revenue growth rate achievement (weighted 25%) and Adjusted EBITDA margin achievement (weighted 50%). These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2024, 2025, and 2026 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2024, 2025, and 2026 vesting periods, each rounded to the nearest whole share.
2023 Executive PRSUs
During the three months ended March 31, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest in 2023, 2024, and 2025 will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024, and 2025 vesting periods, each rounded to the nearest whole share.
The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(unaudited)
Expected volatility	65.5%	61.7%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.33% - 4.91%	4.38% - 5.01%
Expected dividends	—	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the three months ended March 31, 2024:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2024	188,533	$12.99
PRSUs granted	445,000	9.45
PRSUs vested	(41,686)	12.89
PRSUs forfeited	(53,821)	13.07
Unvested and outstanding at March 31, 2024	538,026	$10.06

During the three months ended March 31, 2024 and 2023, we granted PRSUs with a weighted-average grant date fair value of $9.45 and $12.63, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches. The total grant date fair value of PRSUs vested during the three months ended March 31, 2024 and 2023 was $0.5 million and $4.7 million, respectively. As of March 31, 2024, we had $4.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.9 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Employee stock purchase plan
In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 585,308 shares.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Expected volatility	55.5%	99.4%
Expected term (in months)	6	6
Risk-free interest rate	5.24%	4.77%
Expected dividends	—	—
As of March 31, 2024, a total of 211,715 shares were estimated to be issuable to employees based on current offering period ESPP contribution elections and unrecognized ESPP compensation cost was $0.3 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2024. As of March 31, 2024, 2,055,466 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the KPI Ninja acquisition that closed on February 24, 2022, 356,919 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to continuous service with 25% vesting upon each six-month anniversary of the acquisition close date, with the final vesting date as of February 24, 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As part of the ARMUS acquisition that closed on April 29, 2022, 235,330 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date, or October 29, 2023.

As part of the ERS acquisition that closed on October 2, 2023, 175,901 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was originally subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date. However, due to workforce reductions made during the three months ended March 31, 2024 as part of the 2023 Restructuring Plan, the ERS restricted shares were fully vested in February 2024, resulting in an acceleration of the related stock-based compensation expense.

As of March 31, 2024, all of our previously issued shares of restricted stock are fully vested and there is no longer any related unrecognized compensation expense.
14. Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the three months ended March 31, 2024 and 2023, our estimated effective tax rate was (0.6)% and (0.2)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2024 and December 31, 2023, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focused upon Patient Safety Monitor. On June 15, 2023, we entered into a settlement and mutual release agreement (Settlement Agreement) with Pascal Metrics and agreed to pay $18.8 million without admission of any wrongdoing, resolving the litigation amongst the parties. The Settlement Agreement provided us with a broad intellectual property license of the alleged trade secrets that were the subject matter of the Complaint. The Complaint was dismissed with prejudice on June 20, 2023 and the settlement amount was paid on June 27, 2023. During the three months ended March 31, 2023 we recorded litigation charges related to the Complaint of $11.7 million that were recorded as part of general and administrative expense in our condensed consolidated statements of operations.
16. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended March 31, 2024 and 2023, 38% and 39%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.

Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $300.5 million of revenue on unsatisfied performance obligations as of March 31, 2024. We expect to recognize approximately 60% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $4.1 million for the three months ended March 31, 2024. As of March 31, 2024, we had receivables from this related party of less than $0.1 million and deferred revenue with this related party of $0.9 million.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Segment revenue and Adjusted Gross Profit for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenue
Technology	$46,966	$47,186
Professional Services	27,757	26,682
Total	$74,723	$73,868

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Adjusted Gross Profit
Technology	$32,160	$32,958
Professional Services	6,159	5,414
Total reportable segments Adjusted Gross Profit	38,319	38,372
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,697)	(2,190)
Acquisition-related costs, net(1)	(156)	(172)
Restructuring costs	(260)	(446)
Less other reconciling items:
Sales and marketing	(19,058)	(18,569)
Research and development	(14,871)	(17,082)
General and administrative	(14,564)	(23,833)
Depreciation and amortization	(10,525)	(10,994)
Interest and other income (expense), net	2,338	1,793
Loss before income taxes	$(20,474)	$(33,121)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
19. Restructuring Costs
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
The following table summarizes our 2023 Restructuring Plan costs by financial statement line item for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Severance and Other Team Member Costs	Impairment Charges(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$661	$—	$661
Professional services	181	—	181
Sales and marketing	443	—	443
Research and development	449	—	449
General and administrative	79	—	79
Total	$1,813	$—	$1,813

2023 Restructuring Plan cumulative charges incurred	$7,965	$615	$8,580
____________________
(1)Consists of impairment of a discontinued internal-use software project as part of the 2023 Restructuring Plan.
Restructuring liabilities related to the 2023 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2023	$2,355
Severance and other restructuring costs	1,813
Cash payments	(3,157)
Balance as of March 31, 2024	$1,011
Our restructuring activities as part of the 2023 Restructuring Plan are substantially complete, but there may be some additional immaterial restructuring costs during the remainder of 2024. Restructuring initiatives are under evaluation which may affect the amount and expected timing of restructuring costs and associated payments.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2022 Restructuring Plan
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
The following table summarizes our 2022 Restructuring Plan costs by financial statement line item for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	(unaudited)
	Severance and Other Team Member Costs	Impairment Charges(1)	Other(2)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—	$—	$12
Professional services	434	—	—	434
Sales and marketing	1,190	—	15	1,205
Research and development	286	—	—	286
General and administrative	94	—	24	118
Total	$2,016	$—	$39	$2,055

2022 Restructuring Plan final, cumulative charges incurred through December 31, 2023	$8,071	$1,225	$1,184	$10,480
____________________
(1)Consists of impairment of a discontinued internal-use software project as part of the 2022 Restructuring Plan.
(2)Includes other minor miscellaneous charges associated with the restructuring plan.

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
Highlights from the three months ended March 31, 2024 included:
•We recognized total revenue of $74.7 million and $73.9 million for the three months ended March 31, 2024 and 2023, respectively. The growth in revenue was primarily due to revenue from new clients and revenue expansion from existing clients, generally in Tech-enabled Managed Services.
•We incurred net losses of $20.6 million and $33.2 million for the three months ended March 31, 2024 and 2023, respectively.
•Our Adjusted EBITDA was $3.4 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Macroeconomic Environment and Strategic Operating Plan
Recent macroeconomic challenges (including high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain.
The health system end market, in particular, continues to experience meaningful financial strain, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We saw a decrease in pipeline demand in 2023 relative to the period prior due to the onset of these macroeconomic factors in 2022, as well as some elevated realized and anticipated down-sell and churn levels, primarily for the parts of our Solution that do not offer near-term, financial return on investment (ROI), such as our clinically-focused technology offerings and our more traditional consulting Professional Services. We anticipate this dynamic to persist in the short term, although we have seen incremental improvements in recent months, including in the three month period ending March 31, 2024, and we are encouraged to see steadily improved operating margins for clients in our health system end market in recent quarters.

With respect to other near-term implications of the macroeconomic environment, we anticipate improvement in our bookings metrics relative to 2022 and 2023 for both dollar-based retention rate and net new DOS Subscription Client additions. We also anticipate our aggregate churn levels in 2024 to improve compared to 2023.
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
We have introduced Health Catalyst Ignite, which benefits from significant scalability and modularity. We expect to migrate existing DOS Subscription Clients to this new platform over the next two to three years. Over the medium-term, we expect the migration to Health Catalyst Ignite to result in a technology gross margin tailwind; however, we expect a near-term headwind as clients are being migrated. We anticipate new DOS Subscription Clients in 2024 will be deployed directly onto Health Catalyst Ignite.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our DOS Subscription Clients whose contracts, when sold as a bundle with our analytics applications, often have built-in, contractual technology revenue escalators.
As previously described, within our professional services segment, a subset of clients have reduced their spend, while in the technology segment, a subset of modular clients and smaller DOS platform clients have reduced their application and analytics spend.
Given the improved bookings performance of our TEMS offering beginning in the second half of 2022 and extending through 2023, a higher proportion of our bookings in 2023 came from our professional services offering relative to 2022, as health systems looked for solutions to effectively address their near-term expense challenges. While this change in bookings mix will lead to lower professional services gross margin and Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in future years, we expect that we will achieve improvements in net loss and Adjusted EBITDA as a result of the minimal incremental operating expense required to support our TEMS growth. We continue to anticipate that our adjusted operating expenses as a percentage of revenue will trend lower, largely due to our restructuring efforts and meaningful continued operating leverage.
We continue to proactively respond to the macroeconomic environment with a strategic operating plan that emphasizes our offerings and go-to-market approach in the areas where we have the most competitive differentiation and where clients are most likely to achieve measurable financial and operational ROI both in the near term and over time. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make several investments in research and development, primarily in enhancing the capabilities within Health Catalyst Ignite, in order to maintain our position as a market-leading data platform over the long term.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2024	2023
GAAP Financial Measures:	(in thousands, except percentages)
Total revenue	$74,723	$73,868
Gross profit	$29,321	$28,158
Gross margin	39%	38%
Net loss	$(20,587)	$(33,190)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$38,319	$38,372
Adjusted Gross Margin	51%	52%
Adjusted EBITDA	$3,377	$4,164
We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine team member incentives. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
Reconciliation of non-GAAP financial measures
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP financial measures, including Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA, are useful in evaluating our operating performance. For example, we exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We use this non-GAAP financial information to evaluate our ongoing operations, as a component in determining employee bonus compensation, and for internal planning and forecasting purposes.
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

Adjusted Gross Profit and Adjusted Gross Margin
Gross profit is a GAAP financial measure that is calculated as revenue less cost of revenue, including depreciation and amortization of capitalized software development costs and acquired technology. We calculate gross margin as gross profit divided by our revenue. Adjusted Gross Profit is a non-GAAP financial measure that we define as gross profit, adjusted for (i) depreciation and amortization, (ii) stock-based compensation, (iii) acquisition-related costs, net, and (iv) restructuring costs, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses, as well as certain other non-recurring operating expenses, and certain other non-recurring operating expenses.
We present both of these measures for our technology and professional services business. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$46,966	$27,757	$74,723
Cost of revenue, excluding depreciation and amortization	(15,315)	(23,202)	(38,517)
Amortization of intangible assets, cost of revenue	(4,371)	—	(4,371)
Depreciation of property and equipment, cost of revenue	(2,514)	—	(2,514)
Gross profit	24,766	4,555	29,321
Gross margin	53%	16%	39%
Add:
Amortization of intangible assets, cost of revenue	4,371	—	4,371
Depreciation of property and equipment, cost of revenue	2,514	—	2,514
Stock-based compensation	365	1,332	1,697
Acquisition-related costs, net(1)	65	91	156
Restructuring costs(2)	79	181	260
Adjusted Gross Profit	$32,160	$6,159	$38,319
Adjusted Gross Margin	68%	22%	51%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

	Three Months Ended March 31, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$47,186	$26,682	$73,868
Cost of revenue, excluding depreciation and amortization	(14,727)	(23,577)	(38,304)
Amortization of intangible assets, cost of revenue	(5,107)	—	(5,107)
Depreciation of property and equipment, cost of revenue	(2,299)	—	(2,299)
Gross profit	25,053	3,105	28,158
Gross margin	53%	12%	38%
Add:
Amortization of intangible assets, cost of revenue	5,107	—	5,107
Depreciation of property and equipment, cost of revenue	2,299	—	2,299
Stock-based compensation	416	1,774	2,190
Acquisition-related costs, net(1)	71	101	172
Restructuring costs(2)	12	434	446
Adjusted Gross Profit	$32,958	$5,414	$38,372
Adjusted Gross Margin	70%	20%	52%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

Technology gross margin remained constant at 53% for the three months ended March 31, 2024, and 2023, respectively. Adjusted Technology Gross Margin decreased from 70% for the three months ended March 31, 2023 to 68% for the three months ended March 31, 2024. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of DOS Subscription Clients to Health Catalyst Ignite, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of a small number of clients from our managed data centers or on-premise to third-party hosted data centers with Microsoft Azure as well as the migration of a subset of clients to Health Catalyst Ignite. The potential decline is also attributable to a small subset of modular clients reducing their subscriptions to our software analytic applications, which tend to be higher margin offerings.
Professional services gross margin increased from 12% for the three months ended March 31, 2023, to 16% for the three months ended March 31, 2024. Adjusted Professional Services Gross Margin increased from 20% for the three months ended March 31, 2023 to 22% for the three months ended March 31, 2024, primarily due to higher utilization rates and cost management efforts, driven in large part by the reduction in force that primarily occurred late in the fourth quarter of 2023. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.

We expect the workforce reductions that are part of a restructuring plan, authorized by our board of directors in the fourth quarter of 2023 and intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan), including significant improvement in our Adjusted Professional Services Gross Margin in the first quarter of 2024 compared to the fourth quarter of 2023. However we still expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to a potentially uncertain and challenging macroeconomic environment.
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
Total gross margin increased slightly from 38% for the three months ended March 31, 2023 to 39% for the three months ended March 31, 2024. Total Adjusted Gross Margin decreased slightly from 52% for the three months ended March 31, 2023 to 51% for the three months ended March 31, 2024. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including TEMS.

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

The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(20,587)	$(33,190)
Add:
Interest and other (income) expense, net	(2,338)	(1,793)
Income tax provision	113	69
Depreciation and amortization	10,525	10,994
Stock-based compensation	10,838	13,884
Acquisition-related costs, net(1)	813	481
Litigation costs(2)	—	11,664
Restructuring costs(3)	1,813	2,055
Non-recurring lease-related charges(4)	2,200	—
Adjusted EBITDA	$3,377	$4,164
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence and deferred retention expenses, and post-acquisition restructuring costs incurred as part of business combinations.
(2)Litigation costs include costs related to litigation that are outside the ordinary course of our business. For additional details, refer to Note 15 in our condensed consolidated financial statements.
(3)Restructuring costs include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in our condensed consolidated financial statements.
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
•Impact of challenging macroeconomic environment, including high inflation and high interest rates, and the tight labor market. Recent macroeconomic challenges (including the high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. They have also disrupted the normal operations of many businesses, including ours. Our health system end market is currently experiencing meaningful financial strain from significant inflation. In particular, they are experiencing increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. This margin pressure could continue to decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the challenging macroeconomic environment and its effects on our business, results of operations, or financial condition at this time.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the three months ended March 31, 2024, our technology revenue and professional services revenue represented 63% and 37% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin.

For example, we expect professional services revenue to become a higher percentage of total revenue as a result of increased demand for Tech-enabled Managed Services that tend to provide an immediate ROI for clients, including in the form of cost savings for the client. Furthermore, changes within the types of professional services we offer over time can have a material impact on our professional services margin and Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See the section titled “Key Financial Metrics – Reconciliation of Non-GAAP Financial Measures” above for more information.
•Transitions to Microsoft Azure and migration to Health Catalyst Ignite . We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We maintain a small number of clients that have deployed DOS on-premise. We are in the process of migrating clients who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides clients with more advanced DOS product functionality and a more seamless client experience; however, hosting clients in Azure is more costly than on-premise deployments on a per-client basis. We have also started migrating certain clients to Health Catalyst Ignite. These transitions have and will continue to result in higher cost of technology revenue and a reduced Adjusted Technology Gross Margin.
Recent Acquisitions
ERS Corporation Acquisition
On October 2, 2023, we acquired Electronic Registry Systems, Inc. (ERS), a cloud-based provider of clinical registry development and data management software focused on oncology with advanced data analytics expertise, for preliminary consideration of approximately $11.5 million in cash and 175,901 shares of our common stock that was originally subject to revesting over a period of 18 months.
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2024 and 2023, technology revenue represented 63% and 64% of total revenue, respectively, and professional services represented 37% and 36% of total revenue, respectively.
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
From a revenue mix perspective, we anticipate that full-year 2024 professional services year-over-year revenue growth will slightly outpace technology year-over-year growth, driven by the heavier weighting of our Tech-enabled Managed Services bookings in the second half of 2022 and 2023, as well as the anticipated elevated churn levels, primarily for offerings that do not provide a near-term measurable financial ROI, such as some of our clinically-focused technology offerings and our traditional consulting professional services.

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
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition clients to third-party hosted data centers with Microsoft Azure and migrate clients to our next generation data platform, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of clients from on-premise deployments to Microsoft Azure-hosted environments and migrating clients to our next generation data platform.
Cost of professional services revenue.   Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. We expect the 2023 Restructuring Plan to reduce future, ongoing cost of professional services revenue. We further expect that the future savings from the reduced headcount will be offset by continued growth in our professional services, including TEMS.
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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The 2023 Restructuring Plan increased our research and development expenses in the first quarter of 2024 due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Technology	$46,966	$47,186
Professional services	27,757	26,682
Total revenue	74,723	73,868
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	15,315	14,727
Professional services(1)(2)(3)	23,202	23,577
Total cost of revenue, excluding depreciation and amortization	38,517	38,304
Operating expenses:
Sales and marketing(1)(2)(3)	19,058	18,569
Research and development(1)(2)(3)	14,871	17,082
General and administrative(1)(2)(3)(4)(5)	14,564	23,833
Depreciation and amortization	10,525	10,994
Total operating expenses	59,018	70,478
Loss from operations	(22,812)	(34,914)
Interest and other income (expense), net	2,338	1,793
Loss before income taxes	(20,474)	(33,121)
Income tax provision	113	69
Net loss	$(20,587)	$(33,190)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2024	2023
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$365	$416
Professional services	1,332	1,774
Sales and marketing	3,990	5,442
Research and development	1,844	2,673
General and administrative	3,307	3,579
Total	$10,838	$13,884

(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended March 31,
	2024	2023
Acquisition-related costs (benefit), net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$65	$71
Professional services	91	101
Sales and marketing	64	101
Research and development	202	194
General and administrative	391	14
Total	$813	$481
(3)Includes restructuring costs, as follows:

	Three Months Ended March 31,
	2024	2023
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$79	$12
Professional services	181	434
Sales and marketing	449	1,205
Research and development	443	286
General and administrative	661	118
Total	$1,813	$2,055
(4)Includes litigation costs, as follows:

	Three Months Ended March 31,
	2024	2023
Litigation costs:	(in thousands)
General and administrative	$—	$11,664
Total	$—	$11,664
(5)Includes non-recurring lease-related charges, as follows:

	Three Months Ended March 31,
	2024	2023
Non-recurring lease-related charges:	(in thousands)
General and administrative	$2,200	$—
Total	$2,200	$—

	Three Months Ended March 31,
	2024	2023
Revenue:
Technology	63%	64%
Professional services	37	36
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	20	20
Professional service	31	32
Total cost of revenue, excluding depreciation and amortization	51	52
Operating expenses
Sales and marketing	26	25
Research and development	20	23
General and administrative	19	32
Depreciation and amortization	14	15
Total operating expenses	79	95
Loss from operations	(30)	(47)
Interest and other income (expense), net	3	2
Loss before income taxes	(27)	(45)
Income tax provision	—	—
Net loss	(27)%	(45)%

Discussion of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$46,966	$47,186	$(220)	—%
Professional services	27,757	26,682	1,075	4%
Total revenue	$74,723	$73,868	$855	1%
Percentage of revenue:
Technology	63%	64%
Professional services	37	36
Total	100%	100%

Total revenue was $74.7 million for the three months ended March 31, 2024, compared to $73.9 million for the three months ended March 31, 2023, an increase of $0.9 million, or 1%.
Technology revenue was $47.0 million, or 63% of total revenue, for the three months ended March 31, 2024, compared to $47.2 million, or 64% of total revenue, for the three months ended March 31, 2023. The slight technology revenue decrease was primarily from elevated churn levels, which were partially offset by growth from new DOS Subscription Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services.

Professional services revenue was $27.8 million, or 37% of total revenue, for the three months ended March 31, 2024, compared to $26.7 million, or 36% of total revenue, for the three months ended March 31, 2023. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to DOS Subscription Clients, which includes Tech-enabled Managed Services.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$15,315	$14,727	$588	4%
Professional services	23,202	23,577	(375)	(2)%
Total cost of revenue, excluding depreciation and amortization	$38,517	$38,304	$213	1%
Percentage of total revenue	51%	52%
Cost of technology revenue, excluding depreciation and amortization, was $15.3 million for the three months ended March 31, 2024, compared to $14.7 million for the three months ended March 31, 2023, an increase of $0.6 million, or 4%. The increase was primarily due to a $1.1 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, and a $0.1 million increase in license and revenue share fees, partially offset by a $0.3 million decrease in salary and related personnel costs, and a $0.3 million decrease in contractor and outside service provider fees.
Cost of professional services revenue was $23.2 million for the three months ended March 31, 2024, compared to $23.6 million for the three months ended March 31, 2023, a decrease of $0.4 million, or 2%. This decrease was primarily due to a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in restructuring charges, and a $0.2 million decrease in contractor and outside service provider fees, partially offset by a $0.5 million increase in salary and related personnel costs.
Operating expenses
Sales and marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$19,058	$18,569	$489	3%
Percentage of total revenue	26%	25%

Sales and marketing expenses were $19.1 million for the three months ended March 31, 2024, compared to $18.6 million for the three months ended March 31, 2023, an increase of $0.5 million, or 3%. The increase was primarily due to a $3.1 million increase in HAS event costs related to a change in the timing of the event and a $0.9 million increase in our provision for expected credit losses. These increases were partially offset by a $1.5 million decrease in stock-based compensation, a $1.0 million decrease in salary and related personnel costs, and a $0.7 million decrease in restructuring charges.
Sales and marketing expense as a percentage of total revenue increased from 25% in the three months ended March 31, 2023 to 26% in the three months ended March 31, 2024.

Research and development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$14,871	$17,082	$(2,211)	(13)%
Percentage of total revenue	20%	23%

Research and development expenses were $14.9 million for the three months ended March 31, 2024, compared to $17.1 million for the three months ended March 31, 2023, a decrease of $2.2 million, or 13%. The decrease was primarily due to a $1.5 million decrease in contractor and outside service provider fees, and a $0.8 million decrease in stock-based compensation.
Research and development expense as a percentage of revenue decreased from 23% in the three months ended March 31, 2023 to 20% in the three months ended March 31, 2024.
General and administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$14,564	$23,833	$(9,269)	(39)%
Percentage of total revenue	19%	32%
General and administrative expenses were $14.6 million for the three months ended March 31, 2024, compared to $23.8 million for the three months ended March 31, 2023, a decrease of $9.3 million, or 39%. The decrease was primarily due to a $11.7 million decrease in litigation costs that occurred in the prior-year period and are out of the ordinary course of business, partially offset by a $2.2 million increase in lease-related impairment charges and a $0.7 million increase in salary and related personnel costs.
General and administrative expense as a percentage of revenue decreased from 32% in the three months ended March 31, 2023 to 19% in the three months ended March 31, 2024.
Depreciation and amortization

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,525	$10,994	$(469)	(4)%
Percentage of total revenue	14%	15%

Depreciation and amortization expenses were $10.5 million for the three months ended March 31, 2024, compared to $11.0 million for the three months ended March 31, 2023, a decrease of $0.5 million, or 4%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 15% in the three months ended March 31, 2023 to 14% in the three months ended March 31, 2024.

Interest and other income (expense), net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$4,189	3,605	$584	16%
Interest expense	(1,829)	(1,817)	(12)	1%
Other (expense) income	(22)	5	(27)	(540)%
Total interest and other income (expense), net	$2,338	$1,793	$545	30%

Interest and other income (expense), net increased $0.5 million, or 30%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This change is primarily due to an increase in interest income on our short-term investments of $0.6 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.
Income tax provision

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$113	$69	$44	n/m(1)
__________________
(1)Not meaningful
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents, and short-term investments of $327.8 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2024, there were no shares repurchased. During the three months ended March 31, 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of March 31, 2024.
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

Refer to “Note 10—Convertible Senior Notes” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the private offering of the Notes and the Capped Calls.
Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$10,266	$(5,580)
Net cash provided by investing activities	83,984	22,649
Net cash provided by financing activities	863	93
Effect of exchange rate changes	(19)	5
Net increase in cash and cash equivalents	$95,094	$17,167
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the three months ended March 31, 2024, net cash provided by operating activities was $10.3 million, which included a net loss of $20.6 million. Non-cash adjustments primarily consisted of $10.5 million in depreciation and amortization, $10.8 million in stock-based compensation, $2.4 million from the provision for expected credit losses, and $2.2 million from lease-related impairment charges, reduced by $2.0 million in net interest income from the amortization of discounts on our short-term investments.
For the three months ended March 31, 2023, net cash used in operating activities was $5.6 million, which included a net loss of $33.2 million. Non-cash adjustments primarily consisted of $11.0 million in depreciation and amortization, $13.9 million in stock-based compensation, and $1.5 million from the provision for expected credit losses, reduced by $2.0 million in net interest income from the amortization of discounts on our short-term investments.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2024 of $84.0 million was primarily due to $137.0 million provided from the sale and maturity of short-term investments, reduced by $50.2 million in purchases of short-term investments, and $2.5 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the three months ended March 31, 2023 of $22.6 million was primarily due to $107.1 million provided from the sale and maturity of short-term investments, reduced by $81.1 million in purchases of short-term investments, and $2.9 million of capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2024 of $0.9 million was primarily the result of $0.8 million in proceeds from our ESPP.

Net cash provided by financing activities for the three months ended March 31, 2023 of $0.1 million was primarily the result of $1.2 million in proceeds from our ESPP and $0.7 million in stock option exercise proceeds, reduced by $1.8 million in repurchases of common stock.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024. Refer to “Note 10—Convertible Senior Notes” and “Note 15—Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the high level of inflation, rising interest rates, and market volatility, amongst other factors, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue to actively monitor the impact of the recent inflationary pressures, market volatility caused by bank failures, the challenging macroeconomic environment in general, and other factors on our estimates, including our expected credit losses, goodwill impairment assessments, and the fair value and/or recoverability of other assets.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024. See “Note 1—Description of Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company’s significant accounting policies.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $327.8 million as of March 31, 2024, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of March 31, 2024, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For information regarding a legal proceeding that was dismissed with prejudice on June 20, 2023, refer to “Note 15—Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Macroeconomic challenges (including high inflationary and/or high interest rate environments, or market volatility caused by bank failures and measures taken in response thereto), the tight labor market, and any new public health crisis could harm our business, results of operations, and financial condition.
Recent macroeconomic challenges (including high inflationary and/or high interest rate environments), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
Further, the sales cycle for a new DOS Subscription Client, which we estimate to typically be approximately one year, could lengthen, as we experienced in 2022 and 2023, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any.

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
For example, on October 31, 2023, our board of directors authorized the 2023 Restructuring Plan as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. The 2023 Restructuring Plan reduced our global workforce by approximately 10% during the fourth quarter of 2023 and the first quarter of 2024. We may incur additional expenses not currently contemplated due to events associated with the 2023 Restructuring, such as costs in connection with attrition beyond our intended reduction in force, the loss of institutional knowledge and expertise, or other unforeseen difficulties, delays, or other impacts on other areas of our liabilities and obligations, in each case which could result in losses in future periods or which could otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan.
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
In addition, our sales cycle and timing of sales can vary substantially from client to client because of various factors, including the discretionary nature of potential clients’ purchasing and budget decisions, the announcement or planned introduction of new analytics applications or services by us or our competitors, and the purchasing approval processes of potential clients. Further, the sales cycles of certain Solutions with a more limited operating history, such as TEMS, can be more difficult to predict and, at times, longer than our typical sales cycle. If our sales cycle lengthens, as we experienced in 2022 and 2023, or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.
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
We expect to derive a significant portion of our revenue from the renewal of existing client contracts and sales of additional technology and services to existing clients. As part of our growth strategy, for instance, we have recently focused on expanding our Solution among current clients, including Solutions with a more limited operating history, such as TEMS. As a result, selling additional technology and services is critical to our future business, revenue growth, and results of operations. Factors that may affect our ability to sell additional technology and services include, but are not limited to, the following:
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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of high inflationary and/or high interest rate environments, market volatility caused by bank failures and measures taken in response thereto, the tight labor market, and the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic, upon our clients.
We generally enter into subscription contracts with our clients for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our clients have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many clients, these contracts may be terminated by the client (generally, subject to providing us with prior notice before their term expires for convenience or for certain specified reasons, including changes in the regulatory landscape, loss of certain third-party licenses, or breach of our contractual obligations, including poor performance by us in areas that include repeated failures by us to provide specified levels of service over certain performance periods. We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations.

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
Because we rely on a limited number of clients for a significant portion of our revenue, we depend on the creditworthiness of these clients. Our clients are subject to a number of risks including reductions in payment rates from governmental payors, higher than expected healthcare costs, and lack of predictability of financial results when entering new lines of business. If the financial condition of our clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, our bad debt reserves and net income. In early May 2024, one of our clients, Steward Health Care, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2024, this client’s outstanding balance represented approximately 12% of our outstanding accounts receivable. We are currently unable to predict the outcome of this matter, including whether and to what extent we may incur a credit loss.
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
Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church, which has already occurred, including with our former Chief Operating Officer, Paul Horstmeier, who stepped down from his role of Chief Operating Officer effective March 31, 2023. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. We have not entered into term-based employment agreements with our executive officers.
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

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet.Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt, or increase the cost of our clients’ use of our Solution, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services were repealed by the Federal Communications Commission effective June 2018.The repeal of the net neutrality rules could force us to incur greater operating expenses or our clients’ use of our Solution could be adversely affected, either of which could harm our business and results of operations. These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. In addition, as the Internet continues to experience growth in the numbers of users, frequency of use, and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our Solution specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our Solution could decline, and our results of operations and financial condition could be harmed.

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
The CCPA established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.
•GDPR and foreign data privacy protection laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in Europe, the GDPR went into effect on May 25, 2018. The GDPR imposes data protection requirements for processing the personal data of individuals within the European Economic Area (EEA) relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remain uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

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

The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. We believe our currently marketed products provide functionality that is exempt from the FDCA’s definition of a “medical device,” and therefore that our software products are not currently regulated by the FDA as medical devices, or that our products are otherwise subject to FDA’s current enforcement discretion policies applicable to software products. However, there is a risk that the FDA could disagree with our determination, or that the FDA could alter its enforcement discretion policies, and in either case, subject our software to more stringent medical device regulations.
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

From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or our other securities in secondary market transactions prior to the maturity of the Notes. This activity could cause or avoid an increase or a decrease in the market price of our common stock. In addition, our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $29.8 million available to purchase under the Share Repurchase Plan as of March 31, 2024. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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
There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance factors. For example, increasingly there are disclosure regulations focused on environmental, social and sustainability matters. The SEC recently adopted final climate change disclosure regulation that, if it survives the litigation it is currently subject to, will require us to make certain disclosures that may be costly for our company. We are currently evaluating this regulation to determine its impact on us.

In addition, some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2024.
Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, the following directors or officers of the Company adopted a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K:

Name and Title	Type of Trading Arrangement	Date Adopted	Expiration Date	Duration(1)	Total Shares to be Sold
Daniel Burton, Chief Executive Officer	Rule 10b5-1 Trading Arrangement	3/2/2024	5/30/2025	455 days	Indeterminable(2)
Jason Alger, Chief Financial Officer	Rule 10b5-1 Trading Arrangement	3/13/2024	3/10/2025	363 days	Indeterminable(2)
Kevin Freeman, Chief Commercial Officer	Rule 10b5-1 Trading Arrangement	3/12/2024	12/31/2024	200 days	Indeterminable(2)
Benjamin Landry, General Counsel	Rule 10b5-1 Trading Arrangement	3/1/2024	3/31/2025	268 days	Indeterminable(2)
Dan LeSueur, Chief Operating Officer	Rule 10b5-1 Trading Arrangement	3/7/2024	5/31/2025	307 days	Indeterminable(2)
Linda Llewelyn, Chief People Officer	Rule 10b5-1 Trading Arrangement	3/12/2024	8/31/2025	367 days	Indeterminable(2)
__________________
(1)Each Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) completion of all sales or (b) the expiration date listed in the table.

(2)Each 10b5-1 trading arrangement provides for the sale of net vested shares from certain performance restricted stock unit (PRSU) awards and certain restricted stock unit (RSU) awards as well as the net number of shares resulting from purchases under the Company’s Employee Stock Purchase Plan (ESPP), as applicable. The number of shares to be sold pursuant to each Rule 10b5-1 trading arrangement is indeterminable (a) with respect to the PRSU awards, as such number is subject to the level of achievement of each performance goal contained within such PRSU awards as well as the number of shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the PRSU awards, which will vary based on the market price of our common stock at the time of vesting; (b) with respect to the RSU awards, as such number is subject to the number of shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting; and (c) with respect to the ESPP, as such number will vary based on the market price of our common stock at the time of the acquisition of shares under the ESPP.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended December 31, 2023.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1	Non-Employee Director Compensation Policy.	Filed herewith

10.2	Separation and Release Agreement, dated April 1, 2024, between the Registrant and Bryan Hunt.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	May 9, 2024
Jason Alger	(Principal Financial and Accounting Officer)