Form 10-Q
period 2024-06-30
Health Catalyst, Inc.
filed 2024-08-08
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the Registrant had 60,470,248 shares of common stock outstanding.

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
•Our term loan facility exposes us to interest rate risks, contains covenants and other provisions that restrict our ability to take certain actions, and may limit our ability to operate or grow our business in the future.

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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,895	$106,276
Short-term investments	106,361	211,452
Accounts receivable, net(1)	54,898	60,290
Prepaid expenses and other assets	12,913	15,379
Total current assets	376,067	393,397
Property and equipment, net	25,555	25,712
Intangible assets, net	66,763	73,384
Operating lease right-of-use assets	11,627	13,927
Goodwill	206,295	190,652
Other assets	5,413	4,742
Total assets	$691,720	$701,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,599	$6,641
Accrued liabilities	18,048	23,282
Deferred revenue(1)	56,355	55,753
Operating lease liabilities	3,335	3,358
Contingent consideration liabilities	894	—
Convertible senior notes, net	228,793	—
Total current liabilities	318,024	89,034
Convertible senior notes, net of current portion	—	228,034
Deferred revenue, net of current portion	51	77
Operating lease liabilities, net of current portion	16,540	17,676
Other liabilities	103	74
Total liabilities	334,718	334,895
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 60,075,178 and 58,295,491 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,508,437	1,484,056
Accumulated deficit	(1,151,273)	(1,117,170)
Accumulated other comprehensive income (loss)	(162)	33
Total stockholders’ equity	357,002	366,919
Total liabilities and stockholders’ equity	$691,720	$701,814
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue(1):
Technology	$47,635	$47,324	$94,601	$94,510
Professional services	28,267	25,889	56,024	52,571
Total revenue	75,902	73,213	150,625	147,081
Cost of revenue, excluding depreciation and amortization:
Technology	16,067	15,859	31,382	30,586
Professional services	23,993	23,579	47,195	47,156
Total cost of revenue, excluding depreciation and amortization	40,060	39,438	78,577	77,742
Operating expenses:
Sales and marketing	12,745	16,397	31,803	34,966
Research and development	13,884	17,590	28,755	34,672
General and administrative	14,363	23,671	28,927	47,504
Depreciation and amortization	10,657	10,735	21,182	21,729
Total operating expenses	51,649	68,393	110,667	138,871
Loss from operations	(15,807)	(34,618)	(38,619)	(69,532)
Interest and other income, net	2,361	2,090	4,699	3,883
Loss before income taxes	(13,446)	(32,528)	(33,920)	(65,649)
Income tax provision	70	85	183	154
Net loss	$(13,516)	$(32,613)	$(34,103)	$(65,803)
Net loss per share, basic and diluted	$(0.23)	$(0.58)	$(0.58)	$(1.18)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	59,304	55,977	58,948	55,732

__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,516)	$(32,613)	$(34,103)	$(65,803)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	(38)	107	(168)	455
Change in foreign currency translation adjustment	—	(16)	(27)	(11)
Comprehensive loss	$(13,554)	$(32,522)	$(34,298)	$(65,359)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	58,956,132	$1,495,091	$(1,137,757)	$(124)	$357,210
Vesting of restricted stock units and restricted shares	449,272	—	—	—	—
Issuance of common stock under employee stock purchase plan	263,482	1,431	—	—	1,431
Exercise of stock options	17,702	110	—	—	110
Stock-based compensation	—	9,221	—	—	9,221
Issuance of common stock related to acquisitions	388,590	2,584	—	—	2,584
Net loss	—	—	(13,516)	—	(13,516)
Other comprehensive loss	—	—	—	(38)	(38)
Balance as of June 30, 2024	60,075,178	$1,508,437	$(1,151,273)	$(162)	$357,002

	Three Months Ended June 30, 2023
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	55,843,457	$1,437,654	$(1,032,213)	$(295)	$405,146
Vesting of restricted stock units and restricted shares	428,165	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,133	2,206	—	—	2,206
Exercise of stock options	25,886	170	—	—	170
Stock-based compensation	—	14,867	—	—	14,867
Net loss	—	—	(32,613)	—	(32,613)
Other comprehensive income	—	—	—	91	91
Balance as of June 30, 2023	56,541,641	$1,454,897	$(1,064,826)	$(204)	$389,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	1,106,851	—	—	—	—
Issuance of common stock under employee stock purchase plan	263,482	1,431	—	—	1,431
Exercise of stock options	20,764	130	—	—	130
Stock-based compensation	—	20,236	—	—	20,236
Issuance of common stock related to acquisitions	388,590	2,584	—	—	2,584
Net loss	—	—	(34,103)	—	(34,103)
Other comprehensive loss	—	—	—	(195)	(195)
Balance as of June 30, 2024	60,075,178	$1,508,437	$(1,151,273)	$(162)	$357,002

	Six Months Ended June 30, 2023
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	1,056,852	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,133	2,206	—	—	2,206
Exercise of stock options	123,761	897	—	—	897
Stock-based compensation	—	28,921	—	—	28,921
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(65,803)	—	(65,803)
Other comprehensive income	—	—	—	444	444
Balance as of June 30, 2023	56,541,641	$1,454,897	$(1,064,826)	$(204)	$389,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(34,103)	$(65,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	19,804	28,513
Depreciation and amortization	21,182	21,729
Impairment of long-lived assets	2,200	2,681
Non-cash operating lease expense	1,434	1,537
Amortization of debt discount and issuance costs	759	754
Investment discount and premium accretion	(3,148)	(3,999)
Provision for expected credit losses	3,438	1,527
Deferred tax provision	16	4
Other	12	31
Change in operating assets and liabilities:
Accounts receivable, net	2,047	(5,936)
Prepaid expenses and other assets	1,922	321
Accounts payable, accrued liabilities, and other liabilities	(2,380)	(1,295)
Deferred revenue	501	4,554
Operating lease liabilities	(1,806)	(1,772)
Net cash provided by (used in) operating activities	11,878	(17,154)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	158,200	188,600
Purchase of short-term investments	(50,197)	(165,188)
Acquisition of businesses, net of cash acquired	(18,659)	—
Capitalization of internal-use software	(6,287)	(6,389)
Purchase of intangible assets	(365)	(968)
Purchases of property and equipment	(498)	(832)
Proceeds from the sale of property and equipment	7	11
Net cash provided by investing activities	82,201	15,234

Cash flows from financing activities
Proceeds from employee stock purchase plan	1,431	2,206
Proceeds from exercise of stock options	130	897
Repurchase of common stock	—	(1,808)
Net cash provided by financing activities	1,561	1,295
Effect of exchange rate changes on cash and cash equivalents	(21)	2
Net increase (decrease) in cash and cash equivalents	95,619	(623)

Cash and cash equivalents at beginning of period	106,276	116,312
Cash and cash equivalents at end of period	$201,895	$115,689

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$2,584	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	2,033
Purchase of intangible assets included in accounts payable and accrued liabilities	—	1,310
Stock-based compensation capitalized as internal-use software	432	408
Capitalized internal-use software included in accounts payable and accrued liabilities	216	295
Purchase of property and equipment included in accounts payable and accrued liabilities	105	46

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, our interim condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. Our condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of June 30, 2024 and December 31, 2023, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $6.5 million and $4.7 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of June 30, 2024 and December 31, 2023, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $56.4 million and $55.8 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2024 and December 31, 2023, $2.2 million and $2.2 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the remaining $2.9 million and $3.3 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.0 for the six months ended June 30, 2024 and 2023, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$6,500	$3,800	$4,105	$2,300
Provision for expected credit losses	1,033	13	3,438	1,527
Less: Write-offs, net of recoveries	(933)	(13)	(943)	(27)
Allowance for credit losses at the end of period	$6,600	$3,800	$6,600	$3,800
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
Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance costs that do not extend the useful life or improve the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	2-3 years
Furniture and fixtures	3-5 years
Leasehold improvements	Lesser of lease term or estimated useful life

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Computer software	2-5 years
Capitalized internal-use software costs	2-5 years
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
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and six months ended June 30, 2024 and 2023.

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
For the three and six months ended June 30, 2024, we expensed $2.1 million and $2.5 million, respectively, of transaction costs associated with business combinations. There were no transaction costs associated with business combinations during the six months ended June 30, 2023. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
We generally value the expected contingent consideration and the corresponding liabilities using the Monte Carlo method or Black-Scholes model based on estimates of potential payment scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Advertising costs
All advertising costs are expensed as incurred. For the three months ended June 30, 2024 and 2023, we incurred $0.3 million and $1.0 million of advertising costs, respectively, and $3.7 million and $1.2 million for the six months ended June 30, 2024 and 2023.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at June 30, 2024 and December 31, 2023. Money market funds and short-term investments are measured at fair value on a recurring basis.
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
2024 Acquisition of Carevive Systems, Inc.
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. Oncology providers and life science researchers use Carevive’s flagship platform and/or Carevive data in routine clinical practice for treatment care planning, clinical trial screening, care coordination, remote patient monitoring, and/or post-treatment care. The acquisition consideration transferred was $22.1 million and was comprised of estimated net cash consideration of $18.6 million, Health Catalyst common shares with a fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an initial fair value of $0.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Carevive.
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Carevive (in thousands):

Assets acquired:
Accounts receivable	$96
Prepaid expenses and other assets	64
Client relationships	2,700
Developed technology	4,800
Trademarks	300
Total assets acquired	7,960
Less liabilities assumed:
Accrued and other current liabilities	1,389
Deferred revenue	76
Total liabilities assumed	1,465
Total assets acquired, net	6,495
Goodwill	15,643
Total consideration transferred, net of cash acquired	$22,138
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, four years, and three years, respectively. The resulting goodwill from the Carevive acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended June 30, 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Pro forma financial information has not been presented for the Carevive acquisition as the impact to our consolidated financial statements was not material. The amount of revenue attributable to the acquired business of Carevive was not material to our consolidated statement of operations for the three and six months ended June 30, 2024. Income (loss) information for Carevive after the acquisition date through June 30, 2024 is not presented as the Carevive business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of up to $1.8 million to continuing Carevive team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention payments are generally subject to vesting based upon continued employment over a required service period. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the three months ended June 30, 2024, we recognized compensation expense of $0.8 million related to these retention payments.
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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of acquired assets and liabilities. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the six months ended June 30, 2024.
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Recurring technology	$47,635	$47,324	$94,601	$94,153
One-time technology (i.e., perpetual license)	—	—	—	357
Professional services	28,267	25,889	56,024	52,571
Total revenue	$75,902	$73,213	$150,625	$147,081
Revenue related to contracts with clients located in the United States was 97.9% and 98.4% for the three months ended June 30, 2024 and 2023, respectively, and 97.9% and 98.2% for the six months ended June 30, 2024 and 2023, respectively.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Technology	$205,513	$189,870
Professional services	782	782
Total goodwill	$206,295	$190,652

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2024, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$108,729	$(87,257)	$21,472
Client relationships and contracts	92,764	(50,815)	41,949
Computer software licenses	11,005	(8,659)	2,346
Trademarks	3,120	(2,124)	996
Total intangible assets	$215,618	$(148,855)	$66,763
Amortization expense of acquired intangible assets was $7.5 million and $7.5 million for the three months ended June 30, 2024 and 2023, respectively, and $14.8 million and $15.3 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three and six months ended June 30, 2024 and 2023.
As of December 31, 2023, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$103,929	$(79,057)	$24,872
Client relationships and contracts	90,064	(45,230)	44,834
Computer software licenses	10,680	(7,933)	2,747
Trademarks	2,820	(1,889)	931
Total intangible assets	$207,493	$(134,109)	$73,384

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Computer equipment	$9,649	$9,638
Leasehold improvements	8,247	8,814
Furniture and fixtures	3,735	3,735
Capitalized internal-use software costs	37,106	30,771
Computer software	111	111
Total property and equipment	58,848	53,069
Less: accumulated depreciation	(33,293)	(27,357)
Property and equipment, net	$25,555	$25,712
Our long-lived assets are located in the United States. Depreciation expense totaled $3.1 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $6.4 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During each of the six months ended June 30, 2024 and 2023, we impaired $0.7 million of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 9 for additional details.
We capitalized $3.6 million and $3.2 million of internal-use software costs for the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively. We incurred $2.3 million and $2.1 million of capitalized internal-use software cost amortization expense for the three months ended June 30, 2024 and 2023, respectively, and $4.7 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and six months ended June 30, 2024 and 2023. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$196,717	$—	$—	$196,717	$196,717	$—
U.S. treasury notes	48,435	—	(29)	48,406	—	48,406
Commercial paper	12,917	—	(14)	12,903	—	12,903
Corporate bonds	45,090	—	(38)	45,052	—	45,052
Total	$303,159	$—	$(81)	$303,078	$196,717	$106,361

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$99,779	$—	$—	$99,779	$99,779	$—
U.S. treasury notes	65,856	68	—	65,924	—	65,924
Commercial paper	85,358	—	(18)	85,340	—	85,340
Corporate bonds	43,746	49	—	43,795	—	43,795
U.S. agency securities	16,405	—	(12)	16,393	—	16,393
Total	$311,144	$117	$(30)	$311,231	$99,779	$211,452

The following table presents the contractual maturities of our short-term investments as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$106,442	$106,361	$211,365	$211,452
Total	$106,442	$106,361	$211,365	$211,452

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued interest receivables related to our available-for-sale securities of $1.2 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2024 and December 31, 2023, there were no material unrealized losses due to expected credit loss-related factors.

7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$196,717	$—	$—	$196,717
U.S. Treasury notes	48,406	—	—	48,406
Commercial paper	—	12,903	—	12,903
Corporate bonds	—	45,052	—	45,052
Contingent consideration liabilities	—	—	(894)	(894)
Total	$245,123	$57,955	$(894)	$302,184
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$99,779	$—	$—	$99,779
U.S. Treasury notes	65,924	—	—	65,924
Commercial paper	—	85,339	—	85,339
Corporate bonds	—	43,796	—	43,796
U.S. agency securities	—	16,393	—	16,393
Total	$165,703	$145,528	$—	$311,231
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2024 and 2023.
Convertible senior notes
As of June 30, 2024 and December 31, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $225.4 million and $218.7 million, respectively. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 10—Convertible Senior Notes for further information.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Nonrecurring fair value measurements
We recorded impairment charges of $2.2 million and $2.7 million related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the six months ended June 30, 2024 and 2023. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the office space designated for subleasing and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.
Level 3 fair value measurements
The Carevive acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Carevive during an earn-out period that ends on June 30, 2025. The Carevive contingent consideration is capped at $10 million and will be paid in cash to the extent achieved. We value Carevive’s expected contingent consideration and the corresponding liability using the Black-Scholes valuation method based on estimates of potential pay-out scenarios.
The outstanding contingent consideration liability is categorized as Level 3 fair value measurements and is remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liability is zero based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned as of June 30, 2024. The recurring Level 3 fair value measurements of the contingent consideration liability include the other following significant inputs:

	Valuation Method	Fair Value		Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
	(unaudited)
Revenue-based earn-out liability	Black-Scholes	$0.9	million	9.1%	20%	1.4	5.2%

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of January 1, 2024	$—
Initial contingent consideration liability from Carevive acquisition (see Note 2)	894
Change in fair value of contingent consideration liability	—
Balance as of June 30, 2024	$894

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued Liabilities
As of June 30, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Accrued compensation and benefit expenses	$8,456	$11,680
Restructuring liabilities(1)	345	2,355
Other accrued liabilities	9,247	9,247
Total accrued liabilities	$18,048	$23,282
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in these condensed consolidated financial statements.
9. Leases
We lease office space under operating leases that expire between 2024 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2024.
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$666	$777	$1,294	$1,574
Short-term lease expense	31	25	64	41
Sublease income	(339)	(189)	(654)	(627)
Total	$358	$613	$704	$988
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the six months ended June 30, 2024 and 2023, we identified asset impairment indicators for multiple of our corporate office spaces designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.2 million and $2.7 million during the six months ended June 30, 2024 and 2023, respectively, representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the six months ended June 30, 2024, $1.5 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements, while during the six months ended June 30, 2023, $2.0 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements.
During the three months ended June 30, 2024, we subleased parts of the first and fourth floors of our corporate headquarters. We classified these subleases as operating leases. The initial subleases have lease terms of 60 to 90 months. We performed a recoverability test of the relevant asset groups, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of these asset groups were fully recoverable.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2024, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible. However, due to the April 2025 maturity date now being within twelve months, the Notes are classified as a current liability on our condensed consolidated balance sheet.
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Contractual interest expense	$1,453	$1,443	$2,903	$2,884
Amortization of debt issuance costs and discount	380	377	759	754
Total	$1,833	$1,820	$3,662	$3,638

The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2024
(unaudited)
Principal	$230,000
Less: Unamortized issuance costs	(1,207)
Net carrying amount	$228,793
Based on the closing price of our common stock of $6.39 per share on the last trading day of the period ended June 30, 2024, the if-converted value of the Notes was less than their respective principal amounts.
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
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2024 and December 31, 2023, no shares of this preferred stock were issued and outstanding.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 60,075,178 and 58,530,880 shares were legally issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. The shares legally issued and outstanding as of June 30, 2024 and December 31, 2023 included zero shares and 235,389 shares, respectively, issued pursuant acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2024.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). There were no share repurchases during the first or second quarter of 2024. During the first quarter of 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of June 30, 2024.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(13,516)	$(32,613)	$(34,103)	$(65,803)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	59,303,791	55,976,870	58,947,653	55,732,211
Net loss per share, basic and diluted	$(0.23)	$(0.58)	$(0.58)	$(1.18)

During the three and six months ended June 30, 2024 and 2023, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of June 30,
	2024	2023
	(unaudited)
Common stock options	1,081,901	1,416,040
Restricted stock units	4,089,192	4,470,398
Performance-based restricted stock units	525,677	215,363
Shares related to convertible senior notes	7,516,331	7,516,331
Restricted shares	—	413,791
Total potentially dilutive securities	13,213,101	14,031,923
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2024, there were an additional 2,926,544 shares reserved for issuance under the 2019 Plan. As of June 30, 2024 and December 31, 2023, there were 23,644,211 and 20,717,667 shares authorized for grant, respectively, and 4,865,662 and 3,831,444 shares available for grant under the 2019 Plan, respectively.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Restricted stock units	$8,067	$11,837	$16,410	$22,940
Performance-based restricted stock units	637	408	850	711
Employee stock purchase plan	262	525	562	1,107
Restricted shares	—	1,858	1,969	3,695
Options	—	1	13	60
Total stock-based compensation	$8,966	$14,629	$19,804	$28,513

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Cost of revenue	$1,740	$2,476	$3,437	$4,666
Sales and marketing	2,452	5,458	6,442	10,900
Research and development	1,676	3,077	3,520	5,750
General and administrative	3,098	3,618	6,405	7,197
Total stock-based compensation	$8,966	$14,629	$19,804	$28,513

Stock options
There were no stock options granted during the six months ended June 30, 2024 or 2023. A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2024, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2024	1,396,452	$11.70
Options exercised	(20,764)	6.26
Options cancelled/forfeited	(293,787)	9.72
Outstanding at June 30, 2024	1,081,901	$11.93	3.5	$—
Vested and expected to vest as of June 30, 2024	1,081,901	$11.93	3.5	$—
Vested and exercisable as of June 30, 2024	1,081,901	$11.93	3.5	$—
The aggregate intrinsic value of stock options exercised was less than $0.1 million for the six months ended June 30, 2024. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2024	3,111,584	$19.16
RSUs granted	2,072,313	8.56
RSUs vested	(829,093)	22.30
RSUs forfeited	(265,612)	16.59
Unvested and outstanding at June 30, 2024	4,089,192	$13.32
During the six months ended June 30, 2024 and 2023, we granted RSUs with a weighted-average grant date fair value of $8.56 and $11.84, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was $18.5 million and $23.8 million, respectively. As of June 30, 2024, we had $48.5 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.2 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Performance-based restricted stock units (PRSUs)
2024 Executive PRSUs
During the six months ended June 30, 2024, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement (weighted 25%) and financial performance targets for revenue growth rate achievement (weighted 25%) and Adjusted EBITDA margin achievement (weighted 50%). These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2024, 2025, and 2026 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2024, 2025, and 2026 vesting periods, each rounded to the nearest whole share.
2023 Executive PRSUs
During the six months ended June 30, 2024, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest in 2023, 2024, and 2025 will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024, and 2025 vesting periods, each rounded to the nearest whole share.
The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(unaudited)
Expected volatility	65.5%	61.7%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.33% - 4.91%	4.38% - 5.01%
Expected dividends	—	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the six months ended June 30, 2024:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2024	188,533	$12.99
PRSUs granted	445,000	9.45
PRSUs vested	(42,369)	13.40
PRSUs forfeited	(65,487)	12.77
Unvested and outstanding at June 30, 2024	525,677	$9.99

During the six months ended June 30, 2024 and 2023, we granted PRSUs with a weighted-average grant date fair value of $9.45 and $12.62, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The total grant date fair value of PRSUs vested during the six months ended June 30, 2024 and 2023 was $0.6 million and $4.8 million, respectively. As of June 30, 2024, we had $3.4 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.7 years.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Expected volatility	55.5%	99.4%
Expected term (in months)	6	6
Risk-free interest rate	5.24%	4.77%
Expected dividends	—	—
During the six months ended June 30, 2024, we issued 263,482 shares under the ESPP, with a weighted-average purchase price of $5.43. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2024 were $1.4 million. As of June 30, 2024, 1,791,984 shares were available for future issuance under the ESPP.

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

As part of the ERS acquisition that closed on October 2, 2023, 175,901 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was originally subject to eighteen months of continuous service with cliff vesting upon the eighteen-month anniversary of the acquisition close date. However, due to workforce reductions made as part of the 2023 Restructuring Plan, the ERS restricted shares were fully vested in February 2024, resulting in an acceleration of the related stock-based compensation expense.

As of June 30, 2024, all of our previously issued shares of restricted stock are fully vested and there is no longer any related unrecognized compensation expense.
14. Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the six months ended June 30, 2024 and 2023, our estimated effective tax rate was (0.5)% and (0.2)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2024 and December 31, 2023, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focused upon Patient Safety Monitor. On June 15, 2023, we entered into a settlement and mutual release agreement (Settlement Agreement) with Pascal Metrics and agreed to pay $18.8 million without admission of any wrongdoing, resolving the litigation amongst the parties. The Settlement Agreement provided us with a broad intellectual property license of the alleged trade secrets that were the subject matter of the Complaint. The Complaint was dismissed with prejudice on June 20, 2023 and the settlement amount was paid on June 27, 2023. During the three and six months ended June 30, 2023 we recorded $9.6 million and $21.3 million, respectively, of litigation charges related to the Complaint that were recorded as part of general and administrative expense in our condensed consolidated statements of operations. There were no similar litigation charges recorded during the three and six months ended June 30, 2024.
16. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended June 30, 2024 and 2023, 44% and 50%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.  For the six months ended June 30, 2024 and 2023, 28% and 30%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $310.4 million of revenue on unsatisfied performance obligations as of June 30, 2024. We expect to recognize approximately 65% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $4.1 million and $8.2 million for the three and six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, we had receivables from this related party of $0.5 million and $1.9 million, respectively, and deferred revenue with this related party of $0.5 million and $0.1 million, respectively.
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
Segment revenue and Adjusted Gross Profit for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenue
Technology	$47,635	$47,324	$94,601	$94,510
Professional Services	28,267	25,889	56,024	52,571
Total	$75,902	$73,213	$150,625	$147,081

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$32,063	$32,031	$64,223	$64,989
Professional Services	5,740	4,392	11,899	9,806
Total reportable segments Adjusted Gross Profit	37,803	36,423	76,122	74,795
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,740)	(2,476)	(3,437)	(4,666)
Acquisition-related costs, net(1)	(221)	(172)	(377)	(344)
Restructuring costs	—	—	(260)	(446)
Less other reconciling items:
Sales and marketing	(12,745)	(16,397)	(31,803)	(34,966)
Research and development	(13,884)	(17,590)	(28,755)	(34,672)
General and administrative	(14,363)	(23,671)	(28,927)	(47,504)
Depreciation and amortization	(10,657)	(10,735)	(21,182)	(21,729)
Interest and other income (expense), net	2,361	2,090	4,699	3,883
Loss before income taxes	$(13,446)	$(32,528)	$(33,920)	$(65,649)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Carevive, ARMUS, and KPI Ninja acquisitions.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our 2023 Restructuring Plan costs by financial statement line item for the six months ended June 30, 2024 (in thousands), of which less than $0.3 million related to the three months ended June 30, 2024.

	Six Months Ended June 30, 2024
	Severance and Other Team Member Costs	Impairment Charges(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$79	$—	$79
Professional services	181	—	181
Sales and marketing	449	—	449
Research and development	443	—	443
General and administrative	936	—	936
Total	$2,088	$—	$2,088

2023 Restructuring Plan cumulative charges incurred	$8,240	$615	$8,855
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
Restructuring liabilities related to the 2023 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2023	$2,355
Severance and other restructuring costs	1,813
Cash payments	(3,157)
Balance as of March 31, 2024	$1,011
Severance and other restructuring costs	275
Cash payments	(941)
Balance as of June 30, 2024	$345
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our 2022 Restructuring Plan costs by financial statement line item for the six months ended June 30, 2023 (in thousands). We had no restructuring costs for the three months ended June 30, 2023.

	Six Months Ended June 30, 2023
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
20. Subsequent Events
Credit Agreement
On July 16, 2024 (Closing Date), we entered into a credit agreement with Silver Point Finance, LLC, as administrative agent and collateral agent, and the lenders from time to time party thereto. The credit agreement provides a five-year term loan facility in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded in full on the Closing Date, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn as of the Closing Date. We have the option to draw up to $40 million under the delayed draw facility within six months after the Closing Date and up to an additional $60 million under the delayed draw facility within eighteen months after the Closing Date, in each case, subject to satisfaction of certain conditions, including a minimum liquidity threshold and a maximum recurring revenue ratio. Borrowings under the credit agreement are expected to bear interest at a rate per annum equal to the secured overnight financing rate plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

The net proceeds from the initial term loan will be used, together with cash on hand, (i) to repurchase, repay, and/or pay amounts of cash due upon conversion of any or all of the Notes at any time on or prior to the maturity of the Notes and (ii) for working capital and general corporate purposes. The proceeds from the delayed draw term loan facility, if any, will be used to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.

We are required prepay the term loans upon the occurrence of certain events, and we may voluntarily prepay the term loans, in whole or in part, at any time, subject to certain notice requirements and prepayment amounts. Prior to July 16, 2028, such mandatory prepayments or voluntary prepayments are subject to a prepayment premium ranging from 1.0% to 3.0% plus a make whole amount depending on the year of such prepayment. We are also required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the unutilized delayed draw term loan.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Our obligations under the credit agreement and the other loan documents are required to be guaranteed by all of our present and future domestic and foreign subsidiaries, subject to certain exceptions (Guarantors). All obligations under the credit agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, substantially all of our and our Guarantor’s present and future assets, subject to certain exceptions.

The credit agreement contains various representations and warranties, affirmative covenants, and negative covenants, including covenants that restrict our and our subsidiaries’ ability to take certain actions including, among other things and subject to certain exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. We are also required to comply with a minimum liquidity threshold, a maximum recurring revenue-based leverage ratio, and a maximum EBITDA-based leverage ratio.

The credit agreement also includes various events of default, including, among others: non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control. Upon the occurrence of an event of default, the administrative agent and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the credit agreement and the related loan documents, including proceeding against the collateral securing such borrowings.

Lumeon Acquisition

On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration, for preliminary consideration of approximately $37.5 million in cash and $2.5 million of our common stock, plus a potential recurring revenue-based earn-out of up to $25 million that, if achieved, would be paid solely in cash. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

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
Highlights from the three and six months ended June 30, 2024 included:
•We recognized total revenue of $75.9 million and $73.2 million for the three months ended June 30, 2024 and 2023, respectively, and $150.6 million and $147.1 million for the six months ended June 30, 2024, and 2023, respectively. The growth in revenue was primarily due to revenue from new clients and revenue expansion from existing clients, generally in Tech-enabled Managed Services.
•We incurred net losses of $13.5 million and $32.6 million for the three months ended June 30, 2024 and 2023, respectively, and $34.1 million and $65.8 million for the six months ended June 30, 2024, and 2023, respectively.
•Our Adjusted EBITDA was $7.5 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively, and $10.9 million and $7.7 million for the six months ended June 30, 2024, and 2023, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
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
The health system end market, in particular, has experienced meaningful financial strain over the last couple of years, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We saw a decrease in pipeline demand in 2023 relative to the period prior due to the onset of these macroeconomic factors in 2022, as well as some elevated realized and anticipated down-sell and churn levels, primarily for the parts of our Solution that do not offer near-term, financial return on investment (ROI), such as our clinically-focused technology offerings and our more traditional consulting Professional Services.

In recent quarters, we have been encouraged to have seen incremental improvements, including in the six month period ending June 30, 2024, and we are encouraged to see steadily improving and stabilizing operating margins for clients and prospective clients in our health system end market. With respect to other near-term implications of the macroeconomic environment, we anticipate improvement in our 2024 bookings metrics relative to 2022 and 2023 for both net new DOS Subscription Client additions and Dollar-based Retention Rate. As it relates to Dollar-based Retention Rate, execution on Tech-enabled Managed Services bookings in the second half of 2024 will have a meaningful impact on our Dollar-based Retention Rate for the 2024 year. We also anticipate that a higher proportion of our net bookings will occur in the second half of 2024 as compared to our historical average, largely due to the anticipated timing of our larger pipeline opportunities.
Through June 30, 2024, our year to date net new DOS Subscription Client additions had a lower average starting annual recurring revenue (ARR) as compared to historical levels. We currently expect our average subscription revenue and non-recurring revenue for net new DOS Subscription Clients signed in the year ended December 31, 2024 (new 2024 DOS Subscription Clients) to be between an average range of $400,000 to $1,000,000, driven primarily by momentum in modular additions from Health Catalyst Ignite, such as Healthcare.AI and KPI Ninja’s Ninja Universe, Health Catalyst Ignite’s interoperability platform, which resulted in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes access to all of the DOS platform components and analytic applications. Our modular pricing, which can be lower than our historical averages, has enabled a higher volume of opportunities. This average dollar range is comprised of new 2024 DOS Subscription Clients with (i) average revenue in the expected average range or significantly above the expected average range noted above, driven by the size of the client organization and the bundle of technology and services included in their subscription and (ii) average revenue meaningfully below the low-end of the expected range noted above, driven by sales of stand-alone Health Catalyst Ignite module components, which provided greater deal certainty in a more challenging macroeconomic environment, and which we believe will provide an opportunity to expand our relationship with these DOS Subscription Clients in the future, including through cross-selling efforts.
We have introduced Health Catalyst Ignite, our next-generation data and analytics platform, which benefits from significant scalability and modularity. We expect to migrate existing DOS Subscription Clients to this new platform over the next two to three years. Over the medium-term, we expect the migration to Health Catalyst Ignite to result in a technology gross margin tailwind; however, we expect a near-term headwind as clients are being migrated. We anticipate new DOS Subscription Clients in 2024 will be deployed directly onto Health Catalyst Ignite. Furthermore, given the modularity of Health Catalyst Ignite and migrations to its platform, we now primarily refer to DOS Subscription Clients as Platform Subscription Clients.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our Platform Subscription Clients whose contracts, when sold as a bundle with our analytics applications, often have built-in, contractual technology revenue escalators.
As previously described, within our professional services segment, a subset of clients have reduced their spend, while in the technology segment, a subset of modular clients and smaller platform clients have reduced their application and analytics spend. However, we anticipate our aggregate churn levels in 2024 to improve compared to 2023.
Given the improved bookings performance of our TEMS offering in recent years, a higher proportion of our bookings in 2023 came from our professional services offering relative to 2022, as health systems looked for solutions to effectively address their near-term expense challenges. While this change in bookings mix will lead to lower professional services gross margin and Adjusted Professional Services Gross Margin and Total Adjusted Gross Margin in future years, we expect that we will achieve improvements in net loss and Adjusted EBITDA as a result of the minimal incremental operating expense required to support our TEMS growth. We continue to anticipate that our adjusted operating expenses as a percentage of revenue will trend lower, largely due to our restructuring efforts and meaningful continued operating leverage.

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
Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP Financial Measures:	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$75,902	$73,213	$150,625	$147,081
Gross profit	$28,806	$26,603	$58,127	$54,761
Gross margin	38%	36%	39%	37%
Net loss	$(13,516)	$(32,613)	$(34,103)	$(65,803)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$37,803	$36,423	$76,122	$74,795
Adjusted Gross Margin	50%	50%	51%	51%
Adjusted EBITDA	$7,522	$3,513	$10,899	$7,677
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
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$47,635	$28,267	$75,902
Cost of revenue, excluding depreciation and amortization	(16,067)	(23,993)	(40,060)
Amortization of intangible assets, cost of revenue	(4,583)	—	(4,583)
Depreciation of property and equipment, cost of revenue	(2,453)	—	(2,453)
Gross profit	24,532	4,274	28,806
Gross margin	51%	15%	38%
Add:
Amortization of intangible assets, cost of revenue	4,583	—	4,583
Depreciation of property and equipment, cost of revenue	2,453	—	2,453
Stock-based compensation	391	1,349	1,740
Acquisition-related costs, net(1)	104	117	221
Adjusted Gross Profit	$32,063	$5,740	$37,803
Adjusted Gross Margin	67%	20%	50%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Carevive, ARMUS, and KPI Ninja acquisitions.

	Three Months Ended June 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$47,324	$25,889	$73,213
Cost of revenue, excluding depreciation and amortization	(15,859)	(23,579)	(39,438)
Amortization of intangible assets, cost of revenue	(4,875)	—	(4,875)
Depreciation of property and equipment, cost of revenue	(2,297)	—	(2,297)
Gross profit	24,293	2,310	26,603
Gross margin	51%	9%	36%
Add:
Amortization of intangible assets, cost of revenue	4,875	—	4,875
Depreciation of property and equipment, cost of revenue	2,297	—	2,297
Stock-based compensation	495	1,981	2,476
Acquisition-related costs, net(1)	71	101	172
Adjusted Gross Profit	$32,031	$4,392	$36,423
Adjusted Gross Margin	68%	17%	50%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.

Technology gross margin remained constant at 51% for the three months ended June 30, 2023 and 2024. Adjusted Technology Gross Margin decreased from 68% for the three months ended June 30, 2023 to 67% for the three months ended June 30, 2024. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of Platform Subscription Clients to Health Catalyst Ignite, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
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
Professional services gross margin increased from 9% for the three months ended June 30, 2023 to 15% for the three months ended June 30, 2024. Adjusted Professional Services Gross Margin increased from 17% for the three months ended June 30, 2023 to 20% for the three months ended June 30, 2024, primarily due to higher utilization rates and cost management efforts, driven in large part by the reduction in force that primarily occurred late in the fourth quarter of 2023 and early 2024. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total gross margin increased slightly from 36% for the three months ended June 30, 2023 to 38% for the three months ended June 30, 2024. Total Adjusted Gross Margin remained consistent at 50% for the three months ended June 30, 2024 and 2023. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including TEMS.

The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30, 2024
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$94,601	$56,024	$150,625
Cost of revenue, excluding depreciation and amortization	(31,382)	(47,195)	(78,577)
Amortization of intangible assets, cost of revenue	(8,954)	—	(8,954)
Depreciation of property and equipment, cost of revenue	(4,967)	—	(4,967)
Gross profit	49,298	8,829	58,127
Gross margin	52%	16%	39%
Add:
Amortization of intangible assets, cost of revenue	8,954	—	8,954
Depreciation of property and equipment, cost of revenue	4,967	—	4,967
Stock-based compensation	756	2,681	3,437
Acquisition-related costs, net(1)	169	208	377
Restructuring costs(2)	79	181	260
Adjusted Gross Profit	$64,223	$11,899	$76,122
Adjusted Gross Margin	68%	21%	51%
__________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Carevive, ARMUS, and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

	Six Months Ended June 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$94,510	$52,571	$147,081
Cost of revenue, excluding depreciation and amortization	(30,586)	(47,156)	(77,742)
Amortization of intangible assets, cost of revenue	(9,982)	—	(9,982)
Depreciation of property and equipment, cost of revenue	(4,596)	—	(4,596)
Gross profit	49,346	5,415	54,761
Gross margin	52%	10%	37%
Add:
Amortization of intangible assets, cost of revenue	9,982	—	9,982
Depreciation of property and equipment, cost of revenue	4,596	—	4,596
Stock-based compensation	911	3,755	4,666
Acquisition-related costs, net(1)	142	202	344
Restructuring costs(2)	12	434	446
Adjusted Gross Profit	$64,989	$9,806	$74,795
Adjusted Gross Margin	69%	19%	51%
__________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

Technology gross margin remained consistent at 52% for each of the six months ended June 30, 2024 and 2023. Adjusted Technology Gross Margin decreased from 69% for the six months ended June 30, 2023 to 68% for the six months ended June 30, 2024. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of Platform Subscription Clients to Health Catalyst Ignite, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
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
Professional services gross margin increased from 10% for the six months ended June 30, 2023 to 16% for the six months ended June 30, 2024. Adjusted Professional Services Gross Margin increased from 19% for the six months ended June 30, 2023 to 21% for the six months ended June 30, 2024, primarily due to higher utilization rates and cost management efforts, driven in large part by the reduction in force that primarily occurred late in the fourth quarter of 2023 and early 2024. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
In the fourth quarter of 2023, our board of directors approved workforce reductions as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). These reductions enabled significant improvement in our Adjusted Professional Services Gross Margin in the first two quarters of 2024 compared to the fourth quarter of 2023. However we still expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to a potentially uncertain and challenging macroeconomic environment.
Specifically, in the near term, we expect our mix of services to include more TEMS, which have minimal initial services gross margins that gradually increase over time as we drive efficiencies in service delivery through the use of our technology. As part of our TEMS contracts, we often re-badge existing health system team members within the applicable functional area as Health Catalyst team members. We often provide a client with a near-term discount relative to their existing costs for the scope of the TEMS opportunity, and we drive incremental gross margin over time by leveraging our technology and know-how to make processes more efficient and reduce the client’s labor costs. While there will be a headwind to gross margin from these TEMS in the near term, we believe this model will benefit our mid and long-term Adjusted EBITDA and profitability targets due to improved direct margin on these services over time, our ability to drive operating leverage with lower relative incremental operating expense investment required, and the fact that these contracts typically result in long-term technology subscription contract renewals or expansions.
Total gross margin increased slightly from 37% for the six months ended June 30, 2023 to 39% for the six months ended June 30, 2024. Total Adjusted Gross Margin remained consistent at 51% for the six months ended June 30, 2024 and 2023. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including TEMS.

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
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(13,516)	$(32,613)	$(34,103)	$(65,803)
Add:
Interest and other (income) expense, net	(2,361)	(2,090)	(4,699)	(3,883)
Income tax provision	70	85	183	154
Depreciation and amortization	10,657	10,735	21,182	21,729
Stock-based compensation	8,966	14,629	19,804	28,513
Acquisition-related costs, net(1)	3,431	495	4,244	976
Litigation costs(2)	—	9,591	—	21,255
Restructuring costs(3)	275	—	2,088	2,055
Non-recurring lease-related charges(4)	—	2,681	2,200	2,681
Adjusted EBITDA	$7,522	$3,513	$10,899	$7,677
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
(4)Non-recurring lease-related charges includes the lease-related impairment charge related to our corporate office space designated for subleasing. For additional details, refer to Note 9 in our condensed consolidated financial statements.

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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, ARMUS in April 2022, ERS in October 2023, Carevive in May 2024, and Lumeon in August 2024. The historical and go-forward revenue growth profiles of these businesses may vary from our core DOS Subscription Clients, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generated a lower dollar-based retention rate than DOS Subscription Clients and we expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the six months ended June 30, 2024, our technology revenue and professional services revenue represented 63% and 37% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin.

Furthermore, changes within the types of professional services we offer over time can have a material impact on our professional services margin and Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See the section titled “Key Financial Metrics – Reconciliation of Non-GAAP Financial Measures” above for more information.
•Transitions to Microsoft Azure and migration to Health Catalyst Ignite. We incur hosting fees related to providing DOS through a cloud-based environment hosted by Microsoft Azure. We maintain a small number of clients that have deployed DOS on-premise. We are in the process of migrating clients who deployed DOS on-premise to Azure-hosted environments. The Azure cloud provides clients with more advanced DOS product functionality and a more seamless client experience; however, hosting clients in Azure is more costly than on-premise deployments on a per-client basis. We have also started migrating certain clients to Health Catalyst Ignite. These transitions have and will continue to result in higher cost of technology revenue and a reduced Adjusted Technology Gross Margin.
Recent Acquisitions
Lumeon Acquisition

On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration, for preliminary consideration of approximately $37.5 million in cash and $2.5 million of our common stock, plus a potential recurring revenue-based earn-out of up to $25 million that, if achieved, would be paid solely in cash. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.
Carevive Acquisition
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. Oncology providers and life science researchers use Carevive’s flagship platform and/or Carevive data in routine clinical practice for treatment care planning, clinical trial screening, care coordination, remote patient monitoring, and/or post-treatment care. The acquisition consideration transferred was $22.1 million and was comprised of net cash consideration of $18.6 million, shares of our common stock with a fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an initial fair value of $0.9 million. The purchase resulted in us acquiring 100% ownership in Carevive.
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
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2024 and 2023, technology revenue represented 63% and 65% of total revenue, respectively, and professional services represented 37% and 35% of total revenue, respectively. For the six months ended June 30, 2024 and 2023, technology revenue represented 63% and 64% of total revenue, respectively, and professional services represented 37% and 36% of total revenue, respectively.

Technology revenue.    Technology revenue primarily consists of subscription fees charged to clients for access to use our data platform and analytics applications. We provide clients access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and generally have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. The majority of our DOS subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition clients to third-party hosted data centers with Microsoft Azure and migrate clients to Health Catalyst Ignite, our next generation data platform, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of clients from on-premise deployments to Microsoft Azure-hosted environments and migrating clients to Health Catalyst Ignite, our next generation data platform.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue:
Technology	$47,635	$47,324	$94,601	$94,510
Professional services	28,267	25,889	56,024	52,571
Total revenue	75,902	73,213	150,625	147,081
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	16,067	15,859	31,382	30,586
Professional services(1)(2)(3)	23,993	23,579	47,195	47,156
Total cost of revenue, excluding depreciation and amortization	40,060	39,438	78,577	77,742
Operating expenses:
Sales and marketing(1)(2)(3)	12,745	16,397	31,803	34,966
Research and development(1)(2)(3)	13,884	17,590	28,755	34,672
General and administrative(1)(2)(3)(4)(5)	14,363	23,671	28,927	47,504
Depreciation and amortization	10,657	10,735	21,182	21,729
Total operating expenses	51,649	68,393	110,667	138,871
Loss from operations	(15,807)	(34,618)	(38,619)	(69,532)
Interest and other income (expense), net	2,361	2,090	4,699	3,883
Loss before income taxes	(13,446)	(32,528)	(33,920)	(65,649)
Income tax provision	70	85	183	154
Net loss	$(13,516)	$(32,613)	$(34,103)	$(65,803)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$391	$495	$756	$911
Professional services	1,349	1,981	2,681	3,755
Sales and marketing	2,452	5,458	6,442	10,900
Research and development	1,676	3,077	3,520	5,750
General and administrative	3,098	3,618	6,405	7,197
Total	$8,966	$14,629	$19,804	$28,513

(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$104	$71	$169	$142
Professional services	117	101	208	202
Sales and marketing	523	101	587	202
Research and development	228	195	430	389
General and administrative	2,459	27	2,850	41
Total	$3,431	$495	$4,244	$976
(3)Includes restructuring costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$79	$12
Professional services	—	—	181	434
Sales and marketing	—	—	449	1,205
Research and development	—	—	443	286
General and administrative	275	—	936	118
Total	$275	$—	$2,088	$2,055
(4)Includes litigation costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Litigation costs:	(in thousands)		(in thousands)
General and administrative	$—	$9,591	$—	$21,255
Total	$—	$9,591	$—	$21,255
(5)Includes non-recurring lease-related charges, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$—	$2,681	$2,200	$2,681
Total	$—	$2,681	$2,200	$2,681

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Technology	63%	65%	63%	64%
Professional services	37	35	37	36
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	21	22	21	21
Professional service	32	32	31	32
Total cost of revenue, excluding depreciation and amortization	53	54	52	53
Operating expenses
Sales and marketing	17	22	21	24
Research and development	18	24	19	24
General and administrative	19	32	19	32
Depreciation and amortization	14	15	14	15
Total operating expenses	68	93	73	95
Loss from operations	(21)	(47)	(25)	(48)
Interest and other income (expense), net	3	3	3	3
Loss before income taxes	(18)	(44)	(22)	(45)
Income tax provision	—	—	—	—
Net loss	(18)%	(44)%	(22)%	(45)%

Discussion of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$47,635	$47,324	$311	1%
Professional services	28,267	25,889	2,378	9%
Total revenue	$75,902	$73,213	$2,689	4%
Percentage of revenue:
Technology	63%	65%
Professional services	37	35
Total	100%	100%

Total revenue was $75.9 million for the three months ended June 30, 2024, compared to $73.2 million for the three months ended June 30, 2023, an increase of $2.7 million, or 4%.

Technology revenue was $47.6 million, or 63% of total revenue, for the three months ended June 30, 2024, compared to $47.3 million, or 65% of total revenue, for the three months ended June 30, 2023. The slight technology revenue increase was primarily from growth from new Platform Subscription Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.
Professional services revenue was $28.3 million, or 37% of total revenue, for the three months ended June 30, 2024, compared to $25.9 million, or 35% of total revenue, for the three months ended June 30, 2023. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to Platform Subscription Clients, which includes Tech-enabled Managed Services.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$16,067	$15,859	$208	1%
Professional services	23,993	23,579	414	2%
Total cost of revenue, excluding depreciation and amortization	$40,060	$39,438	$622	2%
Percentage of total revenue	53%	54%
Cost of technology revenue, excluding depreciation and amortization, was $16.1 million for the three months ended June 30, 2024, compared to $15.9 million for the three months ended June 30, 2023, an increase of $0.2 million, or 1%. The increase was primarily due to a $1.0 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, partially offset by a $0.6 million decrease in license and revenue share fees and a $0.2 million decrease in salary and related personnel costs, including stock-based compensation.
Cost of professional services revenue was $24.0 million for the three months ended June 30, 2024, compared to $23.6 million for the three months ended June 30, 2023, an increase of $0.4 million, or 2%. This increase was primarily due to a $1.8 million increase in salary and related personnel cost, partially offset by a $0.7 million decrease in contractor and outside service provider fees and a $0.6 million decrease in stock-based compensation.
Operating expenses
Sales and marketing

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$12,745	$16,397	$(3,652)	(22)%
Percentage of total revenue	17%	22%

Sales and marketing expenses were $12.7 million for the three months ended June 30, 2024, compared to $16.4 million for the three months ended June 30, 2023, a decrease of $3.7 million, or 22%. The decrease was primarily due to a $3.0 million decrease in stock-based compensation, a $0.6 million decrease in salary and related personnel costs, and a $0.2 million decrease in decrease in contractor and outside service provider fees. These decreases were partially offset by a $1.0 million increase in our provision for expected credit losses compared to the prior period.

Sales and marketing expense as a percentage of total revenue decreased from 22% in the three months ended June 30, 2023 to 17% in the three months ended June 30, 2024.
Research and development

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$13,884	$17,590	$(3,706)	(21)%
Percentage of total revenue	18%	24%

Research and development expenses were $13.9 million for the three months ended June 30, 2024, compared to $17.6 million for the three months ended June 30, 2023, a decrease of $3.7 million, or 21%. The decrease was primarily due to a $1.7 million decrease in salary and related personnel costs, a $1.4 million decrease in stock-based compensation, and a $0.6 million decrease contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 24% in the three months ended June 30, 2023 to 18% in the three months ended June 30, 2024.
General and administrative

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$14,363	$23,671	$(9,308)	(39)%
Percentage of total revenue	19%	32%
General and administrative expenses were $14.4 million for the three months ended June 30, 2024, compared to $23.7 million for the three months ended June 30, 2023, a decrease of $9.3 million, or 39%. The decrease was primarily due to a $9.6 million decrease in litigation costs compared to those that occurred in the prior-year period and are out of the ordinary course of business, a $2.6 million decrease in lease-related impairment charges that occurred in the prior-year period, and a $0.5 million decrease in stock-based compensation. These decreases were partially offset by a $2.2 million increase in acquisition-related costs and a $0.9 increase in salary and related personnel costs.
General and administrative expense as a percentage of revenue decreased from 32% in the three months ended June 30, 2023 to 19% in the three months ended June 30, 2024.
Depreciation and amortization

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,657	$10,735	$(78)	(1)%
Percentage of total revenue	14%	15%

Depreciation and amortization expenses were essentially flat, and were $10.7 million for the three months ended June 30, 2024, compared to $10.7 million for the three months ended June 30, 2023.

Depreciation and amortization expense as a percentage of revenue decreased from 15% in the three months ended June 30, 2023 to 14% in the three months ended June 30, 2024.

Interest and other income (expense), net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$4,211	3,905	$306	8%
Interest expense	(1,834)	(1,821)	(13)	1%
Other (expense) income	(16)	6	(22)	(367)%
Total interest and other income (expense), net	$2,361	$2,090	$271	13%

Interest and other income (expense), net increased $0.3 million, or 13%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This change is primarily due to an increase in interest income on our short-term investments of $0.3 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.
Income tax provision

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$70	$85	$(15)	(18)%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended June 30, 2024 and 2023.
Discussion of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$94,601	$94,510	$91	—%
Professional services	56,024	52,571	3,453	7%
Total revenue	$150,625	$147,081	$3,544	2%
Percentage of revenue:
Technology	63%	64%
Professional services	37%	36%
Total	100%	100%

Total revenue was $150.6 million for the six months ended June 30, 2024, compared to $147.1 million for the six months ended June 30, 2023, an increase of $3.5 million, or 2%.
Technology revenue was $94.6 million, or 63% of total revenue, for the six months ended June 30, 2024, compared to $94.5 million, or 64% of total revenue, for the six months ended June 30, 2023. The slight technology revenue increase was primarily from growth from new Platform Subscription Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.

Professional services revenue was $56.0 million, or 37% of total revenue, for the six months ended June 30, 2024, compared to $52.6 million, or 36% of total revenue, for the six months ended June 30, 2023. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to Platform Subscription Clients, which includes Tech-enabled Managed Services.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$31,382	$30,586	$796	3%
Professional services	47,195	47,156	39	—%
Total cost of revenue, excluding depreciation and amortization	$78,577	$77,742	$835	1%
Percentage of total revenue	52%	53%
Cost of technology revenue, excluding depreciation and amortization, was $31.4 million for the six months ended June 30, 2024, compared to $30.6 million for the six months ended June 30, 2023, an increase of $0.8 million, or 3%. The increase was primarily due to a $2.1 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, partially offset by a $0.6 million decrease in license and revenue share fees, a $0.3 million decrease in contractor and outside service provider fees, and a $0.4 million decrease in salary and related personnel costs, including stock-based compensation.
Cost of professional services revenue was essentially flat at $47.2 million for each of the six months ended June 30, 2024 and 2023. Notable changes in the cost of professional services revenue for the period include a $2.3 million increase in salary and related personnel cost, almost entirely offset by a $1.1 million decrease in stock-based compensation, a $0.9 million decrease in contractor and outside service provider fees, and a $0.3 million decrease in restructuring charges.
Operating expenses
Sales and marketing

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$31,803	$34,966	$(3,163)	(9)%
Percentage of total revenue	21%	24%

Sales and marketing expenses were $31.8 million for the six months ended June 30, 2024, compared to $35.0 million for the six months ended June 30, 2023, a decrease of $3.2 million, or 9%. The decrease was primarily due to a $4.5 million decrease in stock-based compensation, a $2.1 million decrease in salary and related personnel costs, and a $0.2 million decrease in restructuring charges. These decreases were partially offset by a $1.9 million increase in our provision for expected credit losses and a $1.6 million increase in contractor and outside service provider fees.
Sales and marketing expense as a percentage of total revenue decreased from 24% in the six months ended June 30, 2023 to 21% in the six months ended June 30, 2024.

Research and development

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$28,755	$34,672	$(5,917)	(17)%
Percentage of total revenue	19%	24%

Research and development expenses were $28.8 million for the six months ended June 30, 2024, compared to $34.7 million for the six months ended June 30, 2023, a decrease of $5.9 million, or 17%. The decrease was primarily due to a $2.2 million decrease in stock-based compensation, a $2.1 million decrease in contractor and outside service provider fees, and a $1.5 million decrease in salary and related personnel costs.
Research and development expense as a percentage of revenue decreased from 24% in the six months ended June 30, 2023 to 19% in the six months ended June 30, 2024.
General and administrative

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$28,927	$47,504	$(18,577)	(39)%
Percentage of total revenue	19%	32%
General and administrative expenses were $28.9 million for the six months ended June 30, 2024, compared to $47.5 million for the six months ended June 30, 2023, a decrease of $18.6 million, or 39%. The decrease was primarily due to a $21.3 million decrease in litigation costs compared to those that occurred in the prior-year period and are out of the ordinary course of business, a $0.8 million decrease in stock-based compensation, and a $0.4 million decrease in lease-related impairment charges. These decreases were partially offset by a $2.5 million increase in acquisition-related costs and a $1.6 increase in salary and related personnel costs.
General and administrative expense as a percentage of revenue decreased from 32% in the six months ended June 30, 2023 to 19% in the six months ended June 30, 2024.
Depreciation and amortization

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$21,182	$21,729	$(547)	(3)%
Percentage of total revenue	14%	15%

Depreciation and amortization expenses were $21.2 million for the six months ended June 30, 2024, compared to $21.7 million for the six months ended June 30, 2023, a decrease of $0.5 million, or 3%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue decreased from 15% in the six months ended June 30, 2023 to 14% in the six months ended June 30, 2024.

Interest and other income (expense), net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$8,400	7,510	$890	12%
Interest expense	(3,663)	(3,638)	(25)	1%
Other (expense) income	(38)	11	(49)	(445)%
Total interest and other income (expense), net	$4,699	$3,883	$816	21%

Interest and other income (expense), net increased $0.8 million, or 21%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change is primarily due to an increase in interest income on our short-term investments of $0.9 million, primarily due to higher market interest rates, without a commensurate increase in interest expense on our Notes.
Income tax provision

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$183	$154	$29	19%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents, and short-term investments of $308.3 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from clients under technology and professional services arrangements, borrowings under our loan and security agreements (including our Credit Agreement described below), our IPO, the Note Offering, and the Secondary Public Equity Offering. Our future capital requirements will depend on many factors, including our pace of new client growth and expanded client relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, share repurchases, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the six months ended June 30, 2024, there were no shares repurchased. During the six months ended June 30, 2024, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of June 30, 2024.
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
Credit Agreement
On July 16, 2024 (Closing Date), we entered into a credit agreement with Silver Point Finance, LLC as administrative agent and collateral agent, and the lenders from time to time party thereto (Credit Agreement). The Credit Agreement provides a five-year term loan facility in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded on the Closing Date, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn on the Closing Date. We have the option to draw up to $40 million under the delayed draw facility within six months after the Closing Date and up to an additional $60 million under the delayed draw facility within eighteen months after the Closing Date, in each case, subject to satisfaction of certain conditions, including a minimum liquidity threshold and a maximum recurring revenue ratio. Borrowings under the Credit Agreement are expected to bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

The net proceeds from the initial term loan will be used, together with cash on hand, (i) to repurchase, repay and/or pay amounts of cash due upon conversion of any or all of our Notes at any time on or prior to the maturity of the Notes and (ii) for working capital and general corporate purposes. The proceeds from the delayed draw term loan facility, if any, will be used to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.
Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$11,878	$(17,154)
Net cash provided by investing activities	82,201	15,234
Net cash provided by financing activities	1,561	1,295
Effect of exchange rate changes	(21)	2
Net increase (decrease) in cash and cash equivalents	$95,619	$(623)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2024, net cash provided by operating activities was $11.9 million, which included a net loss of $34.1 million. Non-cash adjustments primarily consisted of $21.2 million in depreciation and amortization, $19.8 million in stock-based compensation, $3.4 million from the provision for expected credit losses, and $2.2 million from lease-related impairment charges, reduced by $3.1 million in net interest income from the accretion of discounts on our short-term investments.

For the six months ended June 30, 2023, net cash used in operating activities was $17.2 million, which included a net loss of $65.8 million. Non-cash adjustments primarily consisted of $21.7 million in depreciation and amortization, $28.5 million in stock-based compensation, and $2.7 million from lease-related impairment charges, reduced by $4.0 million in net interest income from the accretion of discounts on our short-term investments.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2024 of $82.2 million was primarily due to $158.2 million provided from the sale and maturity of short-term investments, reduced by $50.2 million in purchases of short-term investments, $18.7 million used to acquire Carevive, and $6.3 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the six months ended June 30, 2023 of $15.2 million was primarily due to $188.6 million provided from the sale and maturity of short-term investments, reduced by $165.2 million in purchases of short-term investments, and $6.4 million of capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2024 of $1.6 million was primarily the result of $1.4 million in proceeds from our ESPP.
Net cash provided by financing activities for the six months ended June 30, 2023 of $1.3 million was primarily the result of $2.2 million in proceeds from our ESPP and $0.9 million in stock option exercise proceeds, reduced by $1.8 million in repurchases of common stock.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024 other than the new Credit Agreement entered subsequent to June 30, 2024 on July 16, 2024, as described in the Liquidity and Capital Resources section above and “Note 20—Subsequent Events.”

Refer to “Note 10—Convertible Senior Notes”, “Note 15—Commitments and Contingencies”, and “Note 20—Subsequent Events” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $308.3 million as of June 30, 2024, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2024, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
Subsequent to June 30, 2024, on July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn as of the Closing Date. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

In addition to the floating interest rate, we are required to pay a commitment fee on the unutilized commitments under the delayed draw facility ranging from 1.5% to 2.5% per year depending upon the year and the unutilized delayed draw term loan.
Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. As of the time of this filing a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair value of our outstanding debt.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We generally enter into subscription contracts with our clients for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our clients have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many clients, these contracts may be terminated by the client (generally, subject to providing us with prior notice before their term expires) for convenience or for certain specified reasons, including changes in the regulatory landscape, loss of certain third-party licenses, or breach of our contractual obligations, including poor performance by us in areas that include repeated failures by us to provide specified levels of service over certain performance periods. We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations.

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

Because we rely on a limited number of clients for a significant portion of our revenue, we depend on the creditworthiness of these clients. Our clients are subject to a number of risks including reductions in payment rates from governmental payors, higher than expected healthcare costs, and lack of predictability of financial results when entering new lines of business. If the financial condition of our clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, our bad debt reserves and net income. In early May 2024, one of our clients, Steward Health Care, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2024, this client’s outstanding balance represented approximately 15% of our outstanding accounts receivable. We are currently unable to predict the outcome of this matter, including whether and to what extent we may incur a credit loss and whether the outcome of this matter may have other negative impacts on our results and our company.

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
We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. During 2020 we acquired Able Health, Healthfinch, and Vitalware, during 2021 we acquired Twistle, during 2022 we acquired ARMUS and KPI Ninja, during 2023 we acquired ERS, and during 2024 we acquired Carevive and Lumeon. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
Our Solution is generally hosted from and uses computing infrastructure provided by third parties, including Microsoft Azure and other computing infrastructure service providers. We have migrated and expect to continue to migrate a significant portion of our DOS and analytics application computing infrastructure needs to Microsoft Azure. We have made and expect to continue to make substantial investments in transitioning DOS clients from our own managed data center to Microsoft Azure and the migration of clients to the next iteration of our DOS platform. We anticipate that this transition will increase the cost of hosting our technology and negatively impact our technology gross margin. Such migrations are risky and may cause disruptions to our Solution, service outages, downtime, or other problems and may increase our costs. Despite precautions taken during such transitions, any unsuccessful transition of technology may impair clients’ use of our technology which may cause greater costs or downtime and which may lead to, among other things, client dissatisfaction and non-renewals.
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
Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our existing or future debt obligations, and we may not generate sufficient cash flow from our business to pay our debt.

On April 14, 2020, we issued our Notes in an aggregate principal amount of $230.0 million, which will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are governed by an indenture (Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. We may repurchase the Notes from time to time prior to the maturity date. A holder may convert all or any portion of its Notes, at its option, subject to certain conditions and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, with the form of consideration determined at our election. Noteholders have the right to require us to repurchase all or a portion of their notes at 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, upon the occurrence of certain events. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). If the Notes have not previously been converted, redeemed or repurchased, we will be required to repay the Notes in cash at maturity.

In addition, on July 16, 2024, we entered into the Credit Agreement, which provides for a five-year term loan facility (the Term Loan Facility) in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded in full at closing, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn as of the closing.

Our outstanding and any future debt obligations could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions. We may not use the cash proceeds from the Notes and/or the Term Loan Facility in an optimally productive and profitable manner. Our ability to satisfy our debt obligations will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors, including those described in these risk factors, many of which are beyond our control.

In the case of the Notes, that includes our ability to make required cash payments in connection with redemptions or conversions of the Notes, repurchase the Notes upon the occurrence of certain events, or to repay or refinance the Notes at maturity. For example, we maintain cash balances with financial institutions in excess of insured limits, and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all in the event of a failure of these financial institutions. In addition, our ability satisfy our debt obligations may be limited by law or regulatory authority or by other agreements governing our future indebtedness.

Since inception, our business has generated net losses, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to make payments owed under the Notes and/or the Term Loan Facility. If we are unable to satisfy our debt obligations, we may be required to seek funds from external sources, which may not be available on acceptable terms, if at all, and which could intensify the risks related to our indebtedness and further restrict our operating and financial flexibility. Further, any repayment of our debt with equity would dilute the ownership interests of our existing stockholders. In the event of a default on our debt obligations, we may be required to repurchase the Notes, amounts owed under our Term Loan Facility may be accelerated, and assets serving as collateral under our Term Loan Credit Facility may be subject to foreclosure. Any default under the Indenture or the Credit Agreement could also lead to a default under our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. Further, if we are liquidated, the lender’s rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

Our Credit Agreement contains covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.

The Credit Agreement contains certain affirmative covenants and negative covenants, including covenants that restrict our ability to take certain actions including, among other things and subject to certain exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. The Credit Agreement also requires us to comply with a minimum liquidity threshold, a maximum recurring revenue-based ratio and a maximum EBITDA-based net leverage ratio. In addition, payments of amounts owed under the Term Loan Facility will require us to dedicate cash flow from operations or cash on hand, which will reduce the amounts available to fund working capital, capital expenditures, transactions (including pursuing strategic initiatives), and other general corporate purposes. Such limitations could limit our flexibility to plan for or react to changes in our business or industry; place us at a disadvantage compared to our competitors that have less debt; limit our ability to borrow or otherwise raise additional capital as needed; or otherwise have a material adverse effect on our business, results of operations, and financial condition.

We are exposed to interest rate risks with regard to our Term Loan Facility and any future refinancing thereof.

Outstanding principal amounts under our Term Loan Facility are expected to accrue interest at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate plus 5.5% per year. Accordingly, whenever we have amounts outstanding under our Term Loan Facility, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our Capped Calls may affect the value of our common stock and subject us to counterparty risk.

On April 8, 2020, concurrently with the pricing of our Notes, in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering), we entered into privately negotiated capped call transactions (Base Capped Calls) with certain financial institutions (the option counterparties). In addition, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, on April 9, 2020, we entered into additional capped call transactions (Additional Capped Calls, and, together with the Base Capped Calls, the Capped Calls) with each of the option counterparties. We used approximately $21.6 million of the net proceeds from the Note Offering to pay the cost of the Capped Calls and allocated issuance costs. The Capped Calls have initial cap prices of $42.00 per share, subject to certain adjustments.

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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja, ERS, Carevive and Lumeon between February 2020 and August 2024. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $29.8 million available to purchase under the Share Repurchase Plan as of June 30, 2024. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the six months ended June 30, 2024.
Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, the following directors or officers of the Company adopted a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K:

Name and Title	Type of Trading Arrangement	Date Adopted	Expiration Date	Duration(1)	Total Shares to be Sold
Duncan Gallagher, Director	Rule 10b5-1 Trading Arrangement	5/26/2024	12/31/2024	219	9,000
__________________
(1)The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) completion of all sales or (b) the expiration date listed in the table.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1*	Credit Agreement, dated July 16, 2024, between the Registrant and Silver Point Finance, LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
___________________
* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K.
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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	August 7, 2024
Jason Alger	(Principal Financial and Accounting Officer)