Form 10-Q
period 2024-09-30
Health Catalyst, Inc.
filed 2024-11-07
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the Registrant had 60,847,658 shares of common stock outstanding.

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
•expectations regarding our key financial metrics; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments or market volatility and measures taken in response thereto) and any new public health crisis, on our business and results of operations.
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

•If our Solution fails to provide accurate and timely information, or if our content or any other element of our Solution is associated with faulty clinical decisions or treatment, we could be exposed to litigation, investigations or have liability to clients, clinicians, patients, or others, which could adversely affect our results of operations.
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$328,327	$106,276
Short-term investments	58,929	211,452
Accounts receivable, net(1)	51,648	60,290
Prepaid expenses and other assets	18,510	15,379
Total current assets	457,414	393,397
Property and equipment, net	27,908	25,712
Intangible assets, net	76,463	73,384
Operating lease right-of-use assets	11,222	13,927
Goodwill	234,387	190,652
Other assets	5,656	4,742
Total assets	$813,050	$701,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,278	$6,641
Accrued liabilities	23,548	23,282
Deferred revenue(1)	52,202	55,753
Operating lease liabilities	3,329	3,358
Current portion of long-term debt	230,423	—
Total current liabilities	323,780	89,034
Long-term debt, net of current portion	114,611	228,034
Deferred revenue, net of current portion	258	77
Operating lease liabilities, net of current portion	15,969	17,676
Other liabilities	3,395	74
Total liabilities	458,013	334,895
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—

Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 60,847,658 and 58,295,491 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,521,146	1,484,056
Accumulated deficit	(1,165,999)	(1,117,170)
Accumulated other comprehensive income (loss)	(110)	33
Total stockholders’ equity	355,037	366,919
Total liabilities and stockholders’ equity	$813,050	$701,814
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue(1):
Technology	$48,653	$45,973	$143,254	$140,483
Professional services	27,700	27,800	83,724	80,371
Total revenue	76,353	73,773	226,978	220,854
Cost of revenue, excluding depreciation and amortization:
Technology	17,609	15,169	48,991	45,755
Professional services	24,704	26,618	71,899	73,774
Total cost of revenue, excluding depreciation and amortization	42,313	41,787	120,890	119,529
Operating expenses:
Sales and marketing	11,342	15,084	43,145	50,050
Research and development	14,193	17,667	42,948	52,339
General and administrative	12,209	13,625	41,136	61,129
Depreciation and amortization	9,983	10,190	31,165	31,919
Total operating expenses	47,727	56,566	158,394	195,437
Loss from operations	(13,687)	(24,580)	(52,306)	(94,112)
Interest and other income (expense), net	(1,514)	2,607	3,185	6,490
Loss before income taxes	(15,201)	(21,973)	(49,121)	(87,622)
Income tax provision (benefit)	(475)	59	(292)	213
Net loss	$(14,726)	$(22,032)	$(48,829)	$(87,835)
Net loss per share, basic and diluted	$(0.24)	$(0.39)	$(0.82)	$(1.57)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	60,441	56,711	59,449	56,062

__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,726)	$(22,032)	$(48,829)	$(87,835)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	105	35	(63)	490
Change in foreign currency translation adjustment	(53)	(1)	(80)	(12)
Comprehensive loss	$(14,674)	$(21,998)	$(48,972)	$(87,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	60,075,178	$1,508,437	$(1,151,273)	$(162)	$357,002
Vesting of restricted stock units	379,584	—	—	—	—
Exercise of stock options	5,904	39	—	—	39
Stock-based compensation	—	9,818	—	—	9,818
Issuance of common stock related to acquisitions	386,992	2,852	—	—	2,852
Net loss	—	—	(14,726)	—	(14,726)
Other comprehensive income	—	—	—	52	52
Balance as of September 30, 2024	60,847,658	$1,521,146	$(1,165,999)	$(110)	$355,037

	Three Months Ended September 30, 2023
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	56,541,641	$1,454,897	$(1,064,826)	$(204)	$389,867
Vesting of restricted stock units and restricted shares	497,789	—	—	—	—
Exercise of stock options	4,682	40	—	—	40
Stock-based compensation	—	14,485	—	—	14,485
Net loss	—	—	(22,032)	—	(22,032)
Other comprehensive income	—	—	—	34	34
Balance as of September 30, 2023	57,044,112	$1,469,422	$(1,086,858)	$(170)	$382,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	1,486,435	—	—	—	—
Issuance of common stock under employee stock purchase plan	263,482	1,431	—	—	1,431
Exercise of stock options	26,668	169	—	—	169
Stock-based compensation	—	30,054	—	—	30,054
Issuance of common stock related to acquisitions	775,582	5,436	—	—	5,436
Net loss	—	—	(48,829)	—	(48,829)
Other comprehensive loss	—	—	—	(143)	(143)
Balance as of September 30, 2024	60,847,658	$1,521,146	$(1,165,999)	$(110)	$355,037

	Nine Months Ended September 30, 2023
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	1,554,641	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,133	2,206	—	—	2,206
Exercise of stock options	128,443	937	—	—	937
Stock-based compensation	—	43,406	—	—	43,406
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(87,835)	—	(87,835)
Other comprehensive income	—	—	—	478	478
Balance as of September 30, 2023	57,044,112	$1,469,422	$(1,086,858)	$(170)	$382,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(48,829)	$(87,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	29,316	42,745
Depreciation and amortization	31,165	31,919
Impairment of long-lived assets	2,200	2,681
Non-cash operating lease expense	1,981	2,272
Amortization of debt discount, issuance costs, and deferred financing costs	2,078	1,132
Investment discount and premium accretion	(3,899)	(6,816)
Provision for expected credit losses	3,433	1,626
Deferred tax provision (benefit)	(517)	6
Change in fair value of contingent consideration liabilities	(1,642)	—
Other	87	101
Change in operating assets and liabilities:
Accounts receivable, net	6,304	259
Prepaid expenses and other assets	(617)	385
Accounts payable, accrued liabilities, and other liabilities	4,810	1,847
Deferred revenue	(5,259)	(1,688)
Operating lease liabilities	(2,525)	(2,673)
Net cash provided by (used in) operating activities	18,086	(14,039)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	206,488	256,101
Purchase of short-term investments	(50,197)	(254,448)
Acquisition of businesses, net of cash acquired	(54,889)	—
Capitalization of internal-use software	(9,858)	(9,331)
Purchase of intangible assets	(504)	(986)
Purchases of property and equipment	(1,203)	(981)
Proceeds from the sale of property and equipment	10	21
Net cash provided by (used in) investing activities	89,847	(9,624)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	115,472	—
Payment of deferred financing costs	(3,000)	—
Proceeds from employee stock purchase plan	2,061	3,206
Proceeds from exercise of stock options	169	937
Repurchase of common stock	—	(1,808)
Repayment of seller-financed debt	(646)	—

Net cash provided by financing activities	114,056	2,335
Effect of exchange rate changes on cash and cash equivalents	62	(13)
Net increase (decrease) in cash and cash equivalents	222,051	(21,341)

Cash and cash equivalents at beginning of period	106,276	116,312
Cash and cash equivalents at end of period	$328,327	$94,971

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$5,436	$—
Stock-based compensation capitalized as internal-use software	738	622
Purchase of property and equipment included in accounts payable and accrued liabilities	310	21
Capitalized internal-use software included in accounts payable and accrued liabilities	(322)	88
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	2,033
Purchase of intangible assets included in accounts payable and accrued liabilities	—	1,310

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, our interim condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. Our condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Contract balances
Contract assets resulting from services performed prior to invoicing clients are recorded as unbilled accounts receivable and are presented on our condensed consolidated balance sheets in aggregate with accounts receivable. Unbilled accounts receivable generally become billable at contractually specified dates or upon the attainment of contractually defined milestones. As of September 30, 2024 and December 31, 2023, the unbilled accounts receivable included in accounts receivable on our condensed consolidated balance sheets was $8.3 million and $4.7 million, respectively.
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the client. As of September 30, 2024 and December 31, 2023, the total of current and non-current deferred revenue on our condensed consolidated balance sheets was $52.5 million and $55.8 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2024 and December 31, 2023, $2.2 million and $2.2 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the remaining $2.9 million and $3.3 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.6 for the nine months ended September 30, 2024 and 2023, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$6,600	$3,800	$4,105	$2,300
Provision for expected credit losses	(5)	112	3,433	1,626
Less: Write-offs, net of recoveries	5	(12)	(938)	(26)
Allowance for credit losses at the end of period	$6,600	$3,900	$6,600	$3,900
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
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three and nine months ended September 30, 2024 and 2023.

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
For the three and nine months ended September 30, 2024, we expensed $1.7 million and $4.2 million, respectively, of transaction costs associated with business combinations. For the three and nine months ended September 30, 2023, we expensed $1.6 million of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
As applicable, the portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our condensed consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes in the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Advertising costs
All advertising costs are expensed as incurred. For each of the three months ended September 30, 2024 and 2023, we incurred $0.4 million of advertising costs, and $4.1 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at September 30, 2024 and December 31, 2023. Money market funds and short-term investments are measured at fair value on a recurring basis.
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
Recent accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024. We expect that the disclosure changes that result from the adoption of this ASU will not have a material impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the provision of this ASU to determine the impact it may have on our consolidated financial statements and related disclosures, and we expect additional disclosures upon adoption.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2. Business Combinations
The business acquisitions discussed below are included in our results of operations from the date of acquisition.
2024 Acquisitions
Lumeon Ltd.
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. We accounted for the acquisition of Lumeon as a business combination. The acquisition consideration transferred was $39.8 million and was comprised of estimated net cash consideration of $36.2 million, Health Catalyst common shares with a fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.7 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Lumeon.
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Lumeon (in thousands):

Assets acquired:
Accounts receivable, net	$967
Prepaid expenses and other assets	795
Property and equipment, net	165
Client relationships	3,700
Developed technology	11,400
Trademarks	1,300
Total assets acquired	18,327
Less liabilities assumed:
Accrued and other current liabilities	1,151
Deferred revenue	1,759
Net deferred tax liabilities	3,679
Total liabilities assumed	6,589
Total assets acquired, net	11,738
Goodwill	28,092
Total consideration transferred, net of cash acquired	$39,830
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, four years, and five years, respectively. The resulting goodwill from the Lumeon acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended September 30, 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The amount of revenue attributable to the acquired business of Lumeon was not material to our condensed consolidated statement of operations for the three and nine months ended September 30, 2024. Income (loss) information for Lumeon after the acquisition date through September 30, 2024 is not presented as the Lumeon business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of up to $5.0 million to continuing Lumeon team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention payments are generally subject to vesting based upon continued employment over a required service period. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the nine months ended September 30, 2024, we recognized compensation expense of $1.1 million related to these retention payments.
Carevive Systems, Inc.
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. Oncology providers and life science researchers use Carevive’s flagship platform and/or Carevive data in routine clinical practice for treatment care planning, clinical trial screening, care coordination, remote patient monitoring, and/or post-treatment care. The acquisition consideration transferred was $22.1 million and was comprised of estimated net cash consideration of $18.6 million, Health Catalyst common shares with a fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Carevive.
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Carevive (in thousands):

Assets acquired:
Accounts receivable, net	$96
Prepaid expenses and other assets	64
Client relationships	2,700
Developed technology	4,800
Trademarks	300
Total assets acquired	7,960
Less liabilities assumed:
Accrued and other current liabilities	1,389
Deferred revenue	76
Total liabilities assumed	1,465
Total assets acquired, net	6,495
Goodwill	15,643
Total consideration transferred, net of cash acquired	$22,138
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and nine months ended September 30, 2024.
The amount of revenue attributable to the acquired business of Carevive was not material to our consolidated statement of operations for the three and nine months ended September 30, 2024. Income (loss) information for Carevive after the acquisition date through September 30, 2024 is not presented as the Carevive business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of up to $1.8 million to continuing Carevive team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention payments are generally subject to vesting based upon continued employment over a required service period. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the nine months ended September 30, 2024, we recognized compensation expense of $0.8 million related to these retention payments.
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the three and nine months ended September 30, 2024 and 2023 as if the acquisitions of Carevive and Lumeon had taken place on January 1, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Pro forma net loss	$(14,818)	$(27,407)	$(56,182)	$(107,898)
The unaudited pro forma information is presented for informational purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2023 or to project potential results as of any future date or for any future periods. The unaudited pro forma information, including adjustments, are based upon available information and certain assumptions that we believe are reasonable. Pro forma revenue has not been presented for these 2024 acquisitions as the impact to our condensed consolidated financial statements was not material.
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to these acquisitions which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Amortization of acquired intangible assets	$(303)	$(1,331)	$(2,788)	$(3,993)
Acquisition-related costs, net	1,487	—	5,731	(1,534)
Total pro forma adjustments	$1,184	$(1,331)	$2,943	$(5,527)

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Recurring technology	$48,653	$45,973	$143,254	$140,126
One-time technology (i.e., perpetual license)	—	—	—	357
Professional services	27,700	27,800	83,724	80,371
Total revenue	$76,353	$73,773	$226,978	$220,854
Revenue related to contracts with clients located in the United States was 96.9% and 98.5% for the three months ended September 30, 2024 and 2023, respectively, and 97.6% and 98.3% for the nine months ended September 30, 2024 and 2023, respectively.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Goodwill by reporting unit is as follows (in thousands):

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Technology	$233,605	$189,870
Professional services	782	782
Total goodwill	$234,387	$190,652
As of September 30, 2024, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$120,129	$(90,573)	$29,556
Client relationships and contracts	96,464	(53,735)	42,729
Computer software licenses	11,144	(9,084)	2,060
Trademarks	4,420	(2,302)	2,118
Total intangible assets	$232,157	$(155,694)	$76,463
Amortization expense of acquired intangible assets was $6.8 million and $7.1 million for the three months ended September 30, 2024 and 2023, respectively, and $21.6 million and $22.4 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three and nine months ended September 30, 2024 and 2023.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2023, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$103,929	$(79,057)	$24,872
Client relationships and contracts	90,064	(45,230)	44,834
Computer software licenses	10,680	(7,933)	2,747
Trademarks	2,820	(1,889)	931
Total intangible assets	$207,493	$(134,109)	$73,384

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Computer equipment	$10,532	$9,638
Leasehold improvements	8,429	8,814
Furniture and fixtures	3,748	3,735
Capitalized internal-use software costs	41,526	30,771
Computer software	111	111
Total property and equipment	64,346	53,069
Less: accumulated depreciation	(36,438)	(27,357)
Property and equipment, net	$27,908	$25,712
Our long-lived assets are located in the United States. Depreciation expense totaled $3.1 million for each of the three months ended September 30, 2024 and 2023, respectively, and $9.5 million for each of the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.
During each of the nine months ended September 30, 2024 and 2023, we impaired $0.7 million of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 9 for additional details.
We capitalized $4.4 million and $3.0 million of internal-use software costs for the three months ended September 30, 2024 and 2023, respectively, and $10.8 million and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred $2.5 million and $2.1 million of capitalized internal-use software cost amortization expense for the three months ended September 30, 2024 and 2023, respectively, and $7.2 million and $6.4 million for the nine months ended September 30, 2024 and 2023, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and nine months ended September 30, 2024 and 2023. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$322,989	$—	$—	$322,989	$322,989	$—
U.S. treasury notes	19,397	9	—	19,406	—	19,406
Commercial paper	12,092	7	—	12,099	—	12,099
Corporate bonds	27,416	8	—	27,424	—	27,424
Total	$381,894	$24	$—	$381,918	$322,989	$58,929

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$99,779	$—	$—	$99,779	$99,779	$—
U.S. treasury notes	65,856	68	—	65,924	—	65,924
Commercial paper	85,358	—	(18)	85,340	—	85,340
Corporate bonds	43,746	49	—	43,795	—	43,795
U.S. agency securities	16,405	—	(12)	16,393	—	16,393
Total	$311,144	$117	$(30)	$311,231	$99,779	$211,452

The following table presents the contractual maturities of our short-term investments as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$58,905	$58,929	$211,365	$211,452
Total	$58,905	$58,929	$211,365	$211,452

Accrued interest receivables related to our available-for-sale securities of $1.4 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2024 and December 31, 2023, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$322,989	$—	$—	$322,989
U.S. Treasury notes	19,406	—	—	19,406
Commercial paper	—	12,099	—	12,099
Corporate bonds	—	27,424	—	27,424
Contingent consideration liabilities	—	—	—	—
Total	$342,395	$39,523	$—	$381,918
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$99,779	$—	$—	$99,779
U.S. Treasury notes	65,924	—	—	65,924
Commercial paper	—	85,339	—	85,339
Corporate bonds	—	43,796	—	43,796
U.S. agency securities	—	16,393	—	16,393
Total	$165,703	$145,528	$—	$311,231
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2024 and 2023.
Convertible senior notes
As of September 30, 2024 and December 31, 2023, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $227.9 million and $218.7 million, respectively. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 10—Debt for further information.
Nonrecurring fair value measurements
We recorded impairment charges of $2.2 million and $2.7 million related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the nine months ended September 30, 2024 and 2023. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the office space designated for subleasing and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Level 3 fair value measurements
The Lumeon acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Lumeon during an earn-out period that ends on June 30, 2025. The Lumeon contingent consideration is capped at $25.0 million and will be paid in cash to the extent achieved. We value Lumeon’s expected contingent consideration and the corresponding liability using the Black-Scholes valuation method based on estimates of potential pay-out scenarios.
The Carevive acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Carevive during an earn-out period that ends on June 30, 2025. The Carevive contingent consideration is capped at $10.0 million and will be paid in cash to the extent achieved. We value Carevive’s expected contingent consideration and the corresponding liability using the Black-Scholes valuation method based on estimates of potential pay-out scenarios.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is zero based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned as of September 30, 2024. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs used during the three months ended September 30, 2024:

	Valuation Method	Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
	(unaudited)
Revenue-based earn-out liabilities	Black-Scholes	8.4%	20%	1.2	5.0%

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of January 1, 2024	$—
Acquisition-date contingent consideration liabilities from acquisitions (see Note 2)	1,642
Change in fair value of contingent consideration liabilities	(1,642)
Balance as of September 30, 2024	$—

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued Liabilities
As of September 30, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Accrued compensation and benefit expenses	$9,838	$11,680
Restructuring liabilities(1)	7	2,355
Other accrued liabilities	13,703	9,247
Total accrued liabilities	$23,548	$23,282
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
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Operating lease expense	$692	$760	$1,986	$2,334
Short-term lease expense	50	9	114	51
Sublease income	(414)	(308)	(1,068)	(935)
Total	$328	$461	$1,032	$1,450
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the nine months ended September 30, 2024 and 2023, we identified asset impairment indicators for multiple of our corporate office spaces designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.2 million and $2.7 million during the nine months ended September 30, 2024 and 2023, respectively, representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the nine months ended September 30, 2024, $1.5 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements, while during the nine months ended September 30, 2023, $2.0 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
10. Debt
Debt consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
2.50% convertible senior notes due 2025	$230,000	$230,000
Variable interest rate term loan maturing 2029	125,000	—
Total Principal Outstanding	355,000	230,000
Less: Unamortized discount and issuance costs	(9,966)	(1,966)
Net carrying amount	345,034	228,034
Less: Current portion of long-term debt	(230,423)	—
Long-term debt, net of current portion	$114,611	$228,034
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Contractual interest expense	$4,541	$1,445	$7,444	$4,329
Amortization of debt discount and issuance costs	769	378	1,529	1,132
Amortization of deferred financing costs	816	—	816	—
Total	$6,126	$1,823	$9,789	$5,461

Maturity of Debt
As of September 30, 2024, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:	(unaudited)
2024	$313
2025	231,250
2026	1,250
2027	1,250
2028	1,250
2029	119,687
Total debt maturities	355,000
Less: Unamortized debt discount and issuance costs	(9,966)
Net carrying amount	$345,034
Credit Agreement
On July 16, 2024 (the Closing Date), we entered into a credit agreement with Silver Point Finance, LLC, as administrative agent and collateral agent, and the lenders from time-to-time party thereto (the Credit Agreement). The Credit Agreement provides a five-year term loan facility in an aggregate principal amount of up to $225.0 million, consisting of an initial term loan of $125.0 million, which was funded in full on the Closing Date, and a delayed draw term loan facility in an aggregate principal amount of up to $100.0 million, which was undrawn as of the Closing Date.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We have the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, in each case, subject to satisfaction of certain conditions, including a minimum liquidity threshold and a maximum recurring revenue/leverage ratio. We are required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the amount of the unutilized delayed draw term loan. The deferred financing costs related to the delayed draw facility, including the directly attributable debt discount, have been capitalized to other assets on our condensed consolidated balance sheets, and amortized to interest expense in the condensed consolidated statement of operations, in each case over the respective terms.
Borrowings under the initial term loan bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.
We expect to use the net proceeds from the initial term loan, together with cash on hand, (i) to repurchase, repay, and/or pay amounts of cash due upon conversion of any or all of the Notes at any time on or prior to the maturity thereof and (ii) for working capital and general corporate purposes. We expect to use the proceeds from the delayed draw term loan facility, if any, to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.
We are required to prepay the term loans upon the occurrence of certain events, and we may voluntarily prepay the term loans, in whole or in part, at any time, subject to certain notice requirements and prepayment amounts. Prior to July 16, 2028, such mandatory prepayments or voluntary prepayments are subject to a prepayment premium ranging from 1.0% to 3.0% plus a make whole amount depending on the year of such prepayment.
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
As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Holders of the Notes were able to convert all or any portion of their Notes at any time prior to the close of business on October 14, 2024, in integral multiples of $1,000 principal amount, only under the following circumstances:
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2024, the conditions allowing holders of the Notes to convert were not met and, therefore, the Notes were not convertible as of such date. However, due to the April 2025 maturity date now being within twelve months, the Notes are classified as a current liability on our condensed consolidated balance sheet.
Based on the closing price of our common stock of $8.14 per share on the last trading day of the period ended September 30, 2024, the if-converted value of the Notes was less than their respective principal amounts.
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
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2024 and December 31, 2023, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 60,847,658 and 58,530,880 shares were legally issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. The shares legally issued and outstanding as of September 30, 2024 and December 31, 2023 included zero shares and 235,389 shares, respectively, issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2024.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). There were no share repurchases during the first, second or third quarter of 2024. During the first quarter of 2023, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
This is in addition to the 709,139 shares of common stock we repurchased and retired for $8.4 million at an average purchase price of $11.81 per share during the third quarter of 2022. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of September 30, 2024.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(14,726)	$(22,032)	$(48,829)	$(87,835)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	60,440,694	56,710,602	59,448,966	56,061,925
Net loss per share, basic and diluted	$(0.24)	$(0.39)	$(0.82)	$(1.57)

During the three and nine months ended September 30, 2024 and 2023, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of September 30,
	2024	2023
	(unaudited)
Common stock options	1,071,509	1,404,287
Restricted stock units	4,160,419	4,196,967
Performance-based restricted stock units	524,994	211,548
Shares related to convertible senior notes	7,516,331	7,516,331
Employee stock purchase plan	207,388	184,908
Restricted shares	—	324,562
Total potentially dilutive securities	13,480,641	13,838,603
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2024, there were an additional 2,926,544 shares reserved for issuance under the 2019 Plan. As of September 30, 2024 and December 31, 2023, there were 23,644,211 and 20,717,667 shares authorized for grant, respectively, and 4,420,022 and 3,831,444 shares available for grant under the 2019 Plan, respectively.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Restricted stock units	$8,655	$11,591	$25,065	$34,531
Performance-based restricted stock units	673	406	1,523	1,117
Employee stock purchase plan	184	357	746	1,464
Restricted shares	—	1,878	1,969	5,573
Options	—	—	13	60
Total stock-based compensation	$9,512	$14,232	$29,316	$42,745

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Cost of revenue	$2,051	$2,424	$5,488	$7,090
Sales and marketing	2,555	5,149	8,997	16,049
Research and development	1,871	2,927	5,391	8,677
General and administrative	3,035	3,732	9,440	10,929
Total stock-based compensation	$9,512	$14,232	$29,316	$42,745

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock options
There were no stock options granted during the nine months ended September 30, 2024 or 2023. A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2024, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2024	1,396,452	$11.70
Options exercised	(26,668)	6.35
Options cancelled/forfeited	(298,275)	11.23
Outstanding at September 30, 2024	1,071,509	$11.97	3.3	$—
Vested and expected to vest as of September 30, 2024	1,071,509	$11.97	3.3	$—
Vested and exercisable as of September 30, 2024	1,071,509	$11.97	3.3	$—
The aggregate intrinsic value of stock options exercised was less than $0.1 million for the nine months ended September 30, 2024. The aggregate intrinsic value of stock options exercised was $0.7 million for the nine months ended September 30, 2023. The total grant date fair value of stock options vested during the nine months ended September 30, 2024 and 2023 was zero and $0.4 million, respectively. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2024	3,111,584	$19.16
RSUs granted	2,616,356	8.55
RSUs vested	(1,207,994)	21.64
RSUs forfeited	(359,527)	15.49
Unvested and outstanding at September 30, 2024	4,160,419	$12.09
During the nine months ended September 30, 2024 and 2023, we granted RSUs with a weighted-average grant date fair value of $8.55 and $11.99, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $26.1 million and $35.2 million, respectively.
As of September 30, 2024, we had $43.0 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.9 years.
Performance-based restricted stock units (PRSUs)
2024 Executive PRSUs
During the nine months ended September 30, 2024, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions.

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
The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(unaudited)
Expected volatility	65.5%	61.7%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.33% - 4.91%	4.38% - 5.01%
Expected dividends	—	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the nine months ended September 30, 2024:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2024	188,533	$12.99
PRSUs granted	445,000	9.45
PRSUs vested	(43,052)	13.89
PRSUs forfeited	(65,487)	12.77
Unvested and outstanding at September 30, 2024	524,994	$9.94

During the nine months ended September 30, 2024 and 2023, we granted PRSUs with a weighted-average grant date fair value of $9.45 and $12.62, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the nine months ended September 30, 2024 and 2023 was $0.6 million and $4.8 million, respectively. As of September 30, 2024, we had $2.7 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.6 years.

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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Expected volatility	55.5% - 56.8%	54.3% - 99.4%
Expected term (in months)	6	6
Risk-free interest rate	5.24% - 5.37%	4.77% - 5.53%
Expected dividends	—	—
During the nine months ended September 30, 2024, we issued 263,482 shares under the ESPP, with a weighted-average purchase price of $5.43. Total cash proceeds from the purchase of shares under the ESPP during the nine months ended September 30, 2024 were $2.1 million.
As of September 30, 2024, a total of 207,388 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.2 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending December 31, 2024. As of September 30, 2024, 1,791,984 shares were available for future issuance under the ESPP.

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

As part of the ERS acquisition that closed on October 2, 2023, 175,901 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was originally subject to eighteen months of continuous service with cliff vesting . However, due to workforce reductions made as part of the 2023 Restructuring Plan, the ERS restricted shares were fully vested in February 2024, resulting in an acceleration of the related stock-based compensation expense.

As of September 30, 2024, all of our previously issued shares of restricted stock are fully vested and there is no longer any related unrecognized compensation expense.
14. Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the nine months ended September 30, 2024 and 2023, our estimated effective tax rate was 3.1% and (0.2)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2024 and December 31, 2023, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, the Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focused upon Patient Safety Monitor. On June 15, 2023, we entered into a settlement and mutual release agreement (Settlement Agreement) with Pascal Metrics and agreed to pay $18.8 million without admission of any wrongdoing, resolving the litigation amongst the parties. The Settlement Agreement provided us with a broad intellectual property license of the alleged trade secrets that were the subject matter of the Complaint. The Complaint was dismissed with prejudice on June 20, 2023 and the settlement amount was paid on June 27, 2023. During the nine months ended September 30, 2023, we recorded $21.3 million, of litigation charges related to the Complaint that were recorded as part of general and administrative expense in our condensed consolidated statements of operations, of which less than $0.1 million was recorded during the three months ended September 30, 2023. There were no similar litigation charges recorded during the three and nine months ended September 30, 2024.
16. Deferred Revenue and Performance Obligations
Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended September 30, 2024 and 2023, 43% and 45%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2024 and 2023, 22% and 23%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $290.5 million of revenue on unsatisfied performance obligations as of September 30, 2024. We expect to recognize approximately 65% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $4.2 million and $12.4 million for the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2023, we recognized $4.1 million of revenue from this related party. As of September 30, 2024 and December 31, 2023, we had receivables from this related party of $1.3 million and $1.9 million, respectively, and deferred revenue with this related party of $0.3 million and $0.1 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Segment revenue and Adjusted Gross Profit for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenue
Technology	$48,653	$45,973	$143,254	$140,483
Professional Services	27,700	27,800	83,724	80,371
Total	$76,353	$73,773	$226,978	$220,854

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$31,571	$31,367	$95,794	$96,356
Professional Services	4,718	3,205	16,618	13,011
Total reportable segments Adjusted Gross Profit	36,289	34,572	112,412	109,367
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(2,051)	(2,424)	(5,488)	(7,090)
Acquisition-related costs, net(1)	(198)	(162)	(576)	(506)
Restructuring costs	—	—	(260)	(446)
Less other reconciling items:
Sales and marketing	(11,342)	(15,084)	(43,145)	(50,050)
Research and development	(14,193)	(17,667)	(42,948)	(52,339)
General and administrative	(12,209)	(13,625)	(41,136)	(61,129)
Depreciation and amortization	(9,983)	(10,190)	(31,165)	(31,919)
Interest and other income (expense), net	(1,514)	2,607	3,185	6,490
Loss before income taxes	$(15,201)	$(21,973)	$(49,121)	$(87,622)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.
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
The following table summarizes our 2023 Restructuring Plan costs by financial statement line item for the nine months ended September 30, 2024 (in thousands). We had no restructuring costs for the three months ended September 30, 2024.

	Nine Months Ended September 30, 2024
	Severance and Other Team Member Costs	Impairment Charges(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$79	$—	$79
Professional services	181	—	181
Sales and marketing	449	—	449
Research and development	443	—	443
General and administrative	936	—	936
Total	$2,088	$—	$2,088

2023 Restructuring Plan final cumulative charges incurred	$8,240	$615	$8,855
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
Restructuring liabilities related to the 2023 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2023	$2,355
Severance and other restructuring costs	1,813
Cash payments	(3,157)
Balance as of March 31, 2024	$1,011
Severance and other restructuring costs	275
Cash payments	(941)
Balance as of June 30, 2024	$345
Severance and other restructuring costs	—
Cash payments	(338)
Balance as of September 30, 2024	$7
Our restructuring activities as part of the 2023 Restructuring Plan are substantially complete with no additional restructuring costs expected during the remainder of 2024.

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
The following table summarizes our 2022 Restructuring Plan costs by financial statement line item for the nine months ended September 30, 2023 (in thousands). We had no restructuring costs for the three months ended September 30, 2023.

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
Highlights from the three and nine months ended September 30, 2024 included:
•We recognized total revenue of $76.4 million and $73.8 million for the three months ended September 30, 2024 and 2023, respectively, and $227.0 million and $220.9 million for the nine months ended September 30, 2024, and 2023, respectively. The growth in revenue was primarily due to revenue from new clients and revenue expansion from existing clients.
•We incurred net losses of $14.7 million and $22.0 million for the three months ended September 30, 2024 and 2023, respectively, and $48.8 million and $87.8 million for the nine months ended September 30, 2024, and 2023, respectively.
•Our Adjusted EBITDA was $7.3 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $18.2 million and $9.7 million for the nine months ended September 30, 2024, and 2023, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
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

In recent quarters, we have been encouraged to have seen incremental improvements, including in the nine month period ending September 30, 2024, and we are encouraged to see improving and stabilizing operating margins for clients and prospective clients in our health system end market. With respect to other near-term implications of the macroeconomic environment, we anticipate improvement in our 2024 bookings metrics relative to 2022 and 2023 for both net new DOS Subscription Client additions and Dollar-based Retention Rate. As it relates to Dollar-based Retention Rate, we expect execution on bookings in the fourth quarter of 2024, including Tech-enabled Managed Services (TEMS) bookings, to have a meaningful impact on our Dollar-based Retention Rate for the 2024 year. We also anticipate that a higher proportion of our net bookings will occur in the fourth quarter of 2024 as compared to our historical average.
Through September 30, 2024, our year-to-date net new DOS Subscription Client additions had a lower average starting annual recurring revenue (ARR) as compared to historical levels. We currently expect our aggregated average subscription revenue and non-recurring revenue for all net new DOS Subscription Clients signed in the year ended December 31, 2024 (net new 2024 DOS Subscription Clients) will be between $400,000 and $1,000,000, driven primarily by momentum in modular additions from Health Catalyst Ignite, such as Healthcare.AI and Ninja Universe, Health Catalyst Ignite’s interoperability platform, which has resulted in subscription revenue that is significantly lower than subscription revenue derived from a contract that includes access to all of the DOS platform components and analytic applications. Our modular pricing, which can be lower than our historical averages, has enabled a higher volume of opportunities. This average dollar range is comprised of net new 2024 DOS Subscription Clients with (i) average revenue in the expected average range or significantly above the expected average range noted above, driven by the size of the client organization and the bundle of technology and services included in their subscription and (ii) average revenue meaningfully below the low-end of the expected range noted above, driven by sales of stand-alone Health Catalyst Ignite module components, which provided greater deal certainty in a more challenging macroeconomic environment, and which we believe will provide an opportunity to expand our relationship with these DOS Subscription Clients in the future, including through cross-selling efforts.
We have introduced Health Catalyst Ignite, our next-generation data and analytics platform, which benefits from significant scalability and modularity. We expect to migrate existing DOS Subscription Clients to this new platform over the next approximately two years. Over the medium-term, we expect the migration to Health Catalyst Ignite to result in a technology gross margin tailwind; however, we expect a near-term headwind as clients are being migrated. We anticipate new DOS Subscription Clients in 2024 and beyond will be deployed directly onto Health Catalyst Ignite. Furthermore, given the modularity of Health Catalyst Ignite and migrations to its platform, we now primarily refer to DOS Subscription Clients as Platform Subscription Clients. Our Health Catalyst Ignite platform provides advantages related to elastic compute and modularity and allows us to offer a flexible menu of options for clients to benefit from these improved efficiencies. These options include expanding their relationship and spend by purchasing additional applications and features; immediate savings while maintaining the same functionality through a price reduction as part of the migration; or maintaining existing spend and realizing improvement in operations and functionality from the enhanced capabilities of Health Catalyst Ignite.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our Platform Subscription Clients whose contracts, when sold as a bundle with our analytics applications, often have annual built-in, contractual technology revenue escalators. As previously described, within our professional services segment, a subset of clients have reduced their spend, while in the technology segment, a subset of modular clients and smaller platform clients have reduced their application and analytics spend. However, we anticipate our aggregate churn levels in 2024 to improve compared to 2023.
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
Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Financial Measures:	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$76,353	$73,773	$226,978	$220,854
Gross profit	$27,758	$25,339	$85,885	$80,100
Gross margin	36%	34%	38%	36%
Net loss	$(14,726)	$(22,032)	$(48,829)	$(87,835)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$36,289	$34,572	$112,412	$109,367
Adjusted Gross Margin	48%	47%	50%	50%
Adjusted EBITDA	$7,295	$1,992	$18,194	$9,669
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
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$48,653	$27,700	$76,353
Cost of revenue, excluding depreciation and amortization	(17,609)	(24,704)	(42,313)
Amortization of intangible assets, cost of revenue	(3,741)	—	(3,741)
Depreciation of property and equipment, cost of revenue	(2,541)	—	(2,541)
Gross profit	24,762	2,996	27,758
Gross margin	51%	11%	36%
Add:
Amortization of intangible assets, cost of revenue	3,741	—	3,741
Depreciation of property and equipment, cost of revenue	2,541	—	2,541
Stock-based compensation	450	1,601	2,051
Acquisition-related costs, net(1)	77	121	198
Adjusted Gross Profit	$31,571	$4,718	$36,289
Adjusted Gross Margin	65%	17%	48%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

	Three Months Ended September 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$45,973	$27,800	$73,773
Cost of revenue, excluding depreciation and amortization	(15,169)	(26,618)	(41,787)
Amortization of intangible assets, cost of revenue	(4,390)	—	(4,390)
Depreciation of property and equipment, cost of revenue	(2,257)	—	(2,257)
Gross profit	24,157	1,182	25,339
Gross margin	53%	4%	34%
Add:
Amortization of intangible assets, cost of revenue	4,390	—	4,390
Depreciation of property and equipment, cost of revenue	2,257	—	2,257
Stock-based compensation	497	1,927	2,424
Acquisition-related costs, net(1)	66	96	162
Adjusted Gross Profit	$31,367	$3,205	$34,572
Adjusted Gross Margin	68%	12%	47%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.

Technology gross margin decreased from 53% for the three months ended September 30, 2023 to 51% for the three months ended September 30, 2024. Adjusted Technology Gross Margin decreased from 68% for the three months ended September 30, 2023 to 65% for the three months ended September 30, 2024. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of Platform Subscription Clients to Health Catalyst Ignite, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the migration of clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition. The potential decline is also attributable to a small subset of modular clients reducing their subscriptions to our software analytic applications, which tend to be higher margin offerings.
Professional services gross margin increased from 4% for the three months ended September 30, 2023 to 11% for the three months ended September 30, 2024. Adjusted Professional Services Gross Margin increased from 12% for the three months ended September 30, 2023 to 17% for the three months ended September 30, 2024, primarily due to higher utilization rates and cost management efforts, driven in large part by the reduction in force that primarily occurred late in the fourth quarter of 2023 and early 2024. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total gross margin increased from 34% for the three months ended September 30, 2023 to 36% for the three months ended September 30, 2024. Total Adjusted Gross Margin increased from 47% for the three months ended September 30, 2023 to 48% for the three months ended September 30, 2024. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including TEMS.

The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$143,254	$83,724	$226,978
Cost of revenue, excluding depreciation and amortization	(48,991)	(71,899)	(120,890)
Amortization of intangible assets, cost of revenue	(12,695)	—	(12,695)
Depreciation of property and equipment, cost of revenue	(7,508)	—	(7,508)
Gross profit	74,060	11,825	85,885
Gross margin	52%	14%	38%
Add:
Amortization of intangible assets, cost of revenue	12,695	—	12,695
Depreciation of property and equipment, cost of revenue	7,508	—	7,508
Stock-based compensation	1,206	4,282	5,488
Acquisition-related costs, net(1)	246	330	576
Restructuring costs(2)	79	181	260
Adjusted Gross Profit	$95,794	$16,618	$112,412
Adjusted Gross Margin	67%	20%	50%
__________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

	Nine Months Ended September 30, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$140,483	$80,371	$220,854
Cost of revenue, excluding depreciation and amortization	(45,755)	(73,774)	(119,529)
Amortization of intangible assets, cost of revenue	(14,372)	—	(14,372)
Depreciation of property and equipment, cost of revenue	(6,853)	—	(6,853)
Gross profit	73,503	6,597	80,100
Gross margin	52%	8%	36%
Add:
Amortization of intangible assets, cost of revenue	14,372	—	14,372
Depreciation of property and equipment, cost of revenue	6,853	—	6,853
Stock-based compensation	1,408	5,682	7,090
Acquisition-related costs, net(1)	208	298	506
Restructuring costs(2)	12	434	446
Adjusted Gross Profit	$96,356	$13,011	$109,367
Adjusted Gross Margin	69%	16%	50%
__________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions.

Technology gross margin remained consistent at 52% for each of the nine months ended September 30, 2024 and 2023. Adjusted Technology Gross Margin decreased from 69% for the nine months ended September 30, 2023 to 67% for the nine months ended September 30, 2024. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of Platform Subscription Clients to Health Catalyst Ignite, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the migration of clients to Health Catalyst Ignite, also due to costs associated with Ninja Universe deployments prior to revenue recognition. The potential decline is also attributable to a small subset of modular clients reducing their subscriptions to our software analytic applications, which tend to be higher margin offerings.
Professional services gross margin increased from 8% for the nine months ended September 30, 2023 to 14% for the nine months ended September 30, 2024. Adjusted Professional Services Gross Margin increased from 16% for the nine months ended September 30, 2023 to 20% for the nine months ended September 30, 2024, primarily due to higher utilization rates and cost management efforts, driven in large part by the reduction in force that primarily occurred late in the fourth quarter of 2023 and early 2024. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
In the fourth quarter of 2023, our board of directors approved workforce reductions as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). These reductions enabled significant improvement in our Adjusted Professional Services Gross Margin in the first three quarters of 2024 compared to the fourth quarter of 2023. However we still expect Adjusted Professional Services Gross Margin to fluctuate on a quarterly basis due to changes in the mix of services we provide, the amount of operational overhead required to deliver our services, and clients delaying or reducing services due to a potentially uncertain and challenging macroeconomic environment.
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
Total gross margin increased from 36% for the nine months ended September 30, 2023 to 38% for the nine months ended September 30, 2024. Total Adjusted Gross Margin remained constant at 50% for the nine months ended September 30, 2023 and 2024. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including TEMS.

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
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(14,726)	$(22,032)	$(48,829)	$(87,835)
Add:
Interest and other (income) expense, net	1,514	(2,607)	(3,185)	(6,490)
Income tax provision (benefit)	(475)	59	(292)	213
Depreciation and amortization	9,983	10,190	31,165	31,919
Stock-based compensation	9,512	14,232	29,316	42,745
Acquisition-related costs, net(1)	1,487	2,126	5,731	3,102
Litigation costs(2)	—	24	—	21,279
Restructuring costs(3)	—	—	2,088	2,055
Non-recurring lease-related charges(4)	—	—	2,200	2,681
Adjusted EBITDA	$7,295	$1,992	$18,194	$9,669
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence and deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the nine months ended September 30, 2024, our technology revenue and professional services revenue represented 63% and 37% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin.

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
Recent Acquisitions
Lumeon Acquisition
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. We accounted for the acquisition of Lumeon as a business combination. The acquisition consideration transferred was $39.8 million and was comprised of estimated net cash consideration of $36.2 million, Health Catalyst common shares with a fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.7 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Lumeon.
Carevive Acquisition
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. Oncology providers and life science researchers use Carevive’s flagship platform and/or Carevive data in routine clinical practice for treatment care planning, clinical trial screening, care coordination, remote patient monitoring, and/or post-treatment care. The acquisition consideration transferred was $22.1 million and was comprised of net cash consideration of $18.6 million, shares of our common stock with a fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.9 million. The purchase resulted in us acquiring 100% ownership in Carevive.
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
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2024 and 2023, technology revenue represented 64% and 62% of total revenue, respectively, and professional services represented 36% and 38% of total revenue, respectively. For the nine months ended September 30, 2024 and 2023, technology revenue represented 63% and 64% of total revenue, respectively, and professional services represented 37% and 36% of total revenue, respectively.

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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue:
Technology	$48,653	$45,973	$143,254	$140,483
Professional services	27,700	27,800	83,724	80,371
Total revenue	76,353	73,773	226,978	220,854
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	17,609	15,169	48,991	45,755
Professional services(1)(2)(3)	24,704	26,618	71,899	73,774
Total cost of revenue, excluding depreciation and amortization	42,313	41,787	120,890	119,529
Operating expenses:
Sales and marketing(1)(2)(3)	11,342	15,084	43,145	50,050
Research and development(1)(2)(3)	14,193	17,667	42,948	52,339
General and administrative(1)(2)(3)(4)(5)	12,209	13,625	41,136	61,129
Depreciation and amortization	9,983	10,190	31,165	31,919
Total operating expenses	47,727	56,566	158,394	195,437
Loss from operations	(13,687)	(24,580)	(52,306)	(94,112)
Interest and other income (expense), net	(1,514)	2,607	3,185	6,490
Loss before income taxes	(15,201)	(21,973)	(49,121)	(87,622)
Income tax provision (benefit)	(475)	59	(292)	213
Net loss	$(14,726)	$(22,032)	$(48,829)	$(87,835)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$450	$497	$1,206	$1,408
Professional services	1,601	1,927	4,282	5,682
Sales and marketing	2,555	5,149	8,997	16,049
Research and development	1,871	2,927	5,391	8,677
General and administrative	3,035	3,732	9,440	10,929
Total	$9,512	$14,232	$29,316	$42,745

(2)Includes acquisition-related costs (benefit), net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$77	$66	$246	$208
Professional services	121	96	330	298
Sales and marketing	151	102	738	304
Research and development	183	198	612	587
General and administrative	955	1,664	3,805	1,705
Total	$1,487	$2,126	$5,731	$3,102
(3)Includes restructuring costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$79	$12
Professional services	—	—	181	434
Sales and marketing	—	—	449	1,205
Research and development	—	—	443	286
General and administrative	—	—	936	118
Total	$—	$—	$2,088	$2,055
(4)Includes litigation costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Litigation costs:	(in thousands)		(in thousands)
General and administrative	$—	$24	$—	$21,279
Total	$—	$24	$—	$21,279
(5)Includes non-recurring lease-related charges, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$—	$—	$2,200	$2,681
Total	$—	$—	$2,200	$2,681

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Technology	64%	62%	63%	64%
Professional services	36	38	37	36
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	23	21	22	21
Professional service	32	36	32	33
Total cost of revenue, excluding depreciation and amortization	55	57	54	54
Operating expenses
Sales and marketing	15	20	19	23
Research and development	19	24	19	24
General and administrative	16	18	18	28
Depreciation and amortization	13	14	14	14
Total operating expenses	63	76	70	89
Loss from operations	(18)	(33)	(24)	(43)
Interest and other income (expense), net	(2)	4	1	3
Loss before income taxes	(20)	(29)	(23)	(40)
Income tax provision (benefit)	(1)	—	—	—
Net loss	(19)%	(29)%	(23)%	(40)%

Discussion of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$48,653	$45,973	$2,680	6%
Professional services	27,700	27,800	(100)	—%
Total revenue	$76,353	$73,773	$2,580	3%
Percentage of revenue:
Technology	64%	62%
Professional services	36	38
Total	100%	100%

Total revenue was $76.4 million for the three months ended September 30, 2024, compared to $73.8 million for the three months ended September 30, 2023, an increase of $2.6 million, or 3%.

Technology revenue was $48.7 million, or 64% of total revenue, for the three months ended September 30, 2024, compared to $46.0 million, or 62% of total revenue, for the three months ended September 30, 2023. The technology revenue increase was primarily from growth from new Platform Subscription Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.
Professional services revenue was essentially flat for the three months ended September 30, 2024 and 2023, and represented 36% and 38% of total revenue, respectively.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$17,609	$15,169	$2,440	16%
Professional services	24,704	26,618	(1,914)	(7)%
Total cost of revenue, excluding depreciation and amortization	$42,313	$41,787	$526	1%
Percentage of total revenue	55%	57%
Cost of technology revenue, excluding depreciation and amortization, was $17.6 million for the three months ended September 30, 2024, compared to $15.2 million for the three months ended September 30, 2023, an increase of $2.4 million, or 16%. The increase was primarily due to a $1.6 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $0.4 million increase in license and revenue share fees, and a $0.2 million increase in salary and related personnel costs, including stock-based compensation.
Cost of professional services revenue was $24.7 million for the three months ended September 30, 2024, compared to $26.6 million for the three months ended September 30, 2023, a decrease of $1.9 million, or 7%. This decrease was primarily due to a $1.2 million decrease in salary and related personnel cost related to the 2023 Restructuring Plan, a $0.3 million decrease in contractor and outside service provider fees and a $0.3 million decrease in stock-based compensation.
Operating expenses
Sales and marketing

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$11,342	$15,084	$(3,742)	(25)%
Percentage of total revenue	15%	20%

Sales and marketing expenses were $11.3 million for the three months ended September 30, 2024, compared to $15.1 million for the three months ended September 30, 2023, a decrease of $3.7 million, or 25%. The decrease was primarily due to a $2.6 million decrease in stock-based compensation, a $0.8 million decrease in salary and related personnel costs, and a $0.2 million decrease in decrease in contractor and outside service provider fees.
Sales and marketing expense as a percentage of total revenue decreased from 20% in the three months ended September 30, 2023 to 15% in the three months ended September 30, 2024.

Research and development

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$14,193	$17,667	$(3,474)	(20)%
Percentage of total revenue	19%	24%

Research and development expenses were $14.2 million for the three months ended September 30, 2024, compared to $17.7 million for the three months ended September 30, 2023, a decrease of $3.5 million, or 20%. The decrease was primarily due to a $2.7 million decrease in salary and related personnel costs, a $1.1 million decrease in stock-based compensation, partially offset by a $0.4 million increase contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 24% in the three months ended September 30, 2023 to 19% in the three months ended September 30, 2024.
General and administrative

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$12,209	$13,625	$(1,416)	(10)%
Percentage of total revenue	16%	18%
General and administrative expenses were $12.2 million for the three months ended September 30, 2024, compared to $13.6 million for the three months ended September 30, 2023, a decrease of $1.4 million, or 10%. The decrease was primarily due to a $1.6 million decrease in the fair value of contingent consideration liabilities and a $0.7 million decrease in stock-based compensation. These decreases were partially offset by a $0.8 million increase in salary and related personnel costs and a $0.2 million increase in contractor and outside service provider fees.
General and administrative expense as a percentage of revenue decreased from 18% in the three months ended September 30, 2023 to 16% in the three months ended September 30, 2024.
Depreciation and amortization

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$9,983	$10,190	$(207)	(2)%
Percentage of total revenue	13%	14%

Depreciation and amortization expenses were consistent year over year with $10.0 million for the three months ended September 30, 2024, compared to $10.2 million for the three months ended September 30, 2023.

Depreciation and amortization expense as a percentage of revenue decreased from 14% in the three months ended September 30, 2023 to 13% in the three months ended September 30, 2024.

Interest and other income (expense), net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$4,735	4,458	$277	6%
Interest expense	(6,126)	(1,823)	(4,303)	236%
Other expense	(123)	(28)	(95)	339%
Total interest and other income (expense), net	$(1,514)	$2,607	$(4,121)	(158)%

Interest and other income (expense), net decreased $4.1 million, or 158%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This change is primarily due to a $4.3 million increase in interest expense related to our new credit agreement with Silver Point Finance.
Income tax provision (benefit)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(475)	$59	$(534)	(905)%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended September 30, 2023. The income tax benefit for the three months ended September 30, 2024 is primarily due to a foreign deferred income tax benefit offset by minimal current state and foreign income taxes.
Discussion of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$143,254	$140,483	$2,771	2%
Professional services	83,724	80,371	3,353	4%
Total revenue	$226,978	$220,854	$6,124	3%
Percentage of revenue:
Technology	63%	64%
Professional services	37%	36%
Total	100%	100%

Total revenue was $227.0 million for the nine months ended September 30, 2024, compared to $220.9 million for the nine months ended September 30, 2023, an increase of $6.1 million, or 3%.
Technology revenue was $143.3 million, or 63% of total revenue, for the nine months ended September 30, 2024, compared to $140.5 million, or 64% of total revenue, for the nine months ended September 30, 2023. The technology revenue increase was primarily due to growth from new Platform Subscription Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.

Professional services revenue was $83.7 million, or 37% of total revenue, for the nine months ended September 30, 2024, compared to $80.4 million, or 36% of total revenue, for the nine months ended September 30, 2023. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to Platform Subscription Clients, which includes Tech-enabled Managed Services.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$48,991	$45,755	$3,236	7%
Professional services	71,899	73,774	(1,875)	(3)%
Total cost of revenue, excluding depreciation and amortization	$120,890	$119,529	$1,361	1%
Percentage of total revenue	54%	54%
Cost of technology revenue, excluding depreciation and amortization, was $49.0 million for the nine months ended September 30, 2024, compared to $45.8 million for the nine months ended September 30, 2023, an increase of $3.2 million, or 7%. The increase was primarily due to a $3.7 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, partially offset by a $0.3 million decrease in salary and related personnel costs, including stock-based compensation, and a $0.2 million decrease in license and revenue share fees.
Cost of professional services revenue was $71.9 million for the nine months ended September 30, 2024, compared to $73.8 million for the nine months ended September 30, 2023, an decrease of $1.9 million, or 3%. Notable changes in the cost of professional services revenue for the period include a $1.4 million decrease in stock-based compensation, a $1.3 million decrease in contractor and outside service provider fees, and a $0.3 million decrease in restructuring charges, partially offset by a $1.1 million increase in in salary and related personnel cost.
Operating expenses
Sales and marketing

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$43,145	$50,050	$(6,905)	(14)%
Percentage of total revenue	19%	23%

Sales and marketing expenses were $43.1 million for the nine months ended September 30, 2024, compared to $50.1 million for the nine months ended September 30, 2023, a decrease of $6.9 million, or 14%. The decrease was primarily due to a $7.1 million decrease in stock-based compensation, a $3.0 million decrease in salary and related personnel costs, and a $0.3 million decrease in restructuring charges. These decreases were partially offset by a $1.8 million increase in our provision for expected credit losses and a $1.5 million increase in contractor and outside service provider fees.
Sales and marketing expense as a percentage of total revenue decreased from 23% in the nine months ended September 30, 2023 to 19% in the nine months ended September 30, 2024.

Research and development

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$42,948	$52,339	$(9,391)	(18)%
Percentage of total revenue	19%	24%

Research and development expenses were $42.9 million for the nine months ended September 30, 2024, compared to $52.3 million for the nine months ended September 30, 2023, a decrease of $9.4 million, or 18%. The decrease was primarily due to a $4.3 million decrease in salary and related personnel costs, a $3.3 million decrease in stock-based compensation, and a $1.7 million decrease in contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 24% in the nine months ended September 30, 2023 to 19% in the nine months ended September 30, 2024.
General and administrative

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$41,136	$61,129	$(19,993)	(33)%
Percentage of total revenue	18%	28%
General and administrative expenses were $41.1 million for the nine months ended September 30, 2024, compared to $61.1 million for the nine months ended September 30, 2023, a decrease of $20.0 million, or 33%. The decrease was primarily due to a $21.3 million decrease in litigation costs compared to those that occurred in the prior-year period and are out of the ordinary course of business, a $1.5 million decrease in stock-based compensation, and a $0.5 million decrease in lease-related impairment charges. These decreases were partially offset by a $2.4 increase in salary and related personnel costs and a $0.9 million net increase in acquisition-related costs.
General and administrative expense as a percentage of revenue decreased from 28% in the nine months ended September 30, 2023 to 18% in the nine months ended September 30, 2024.
Depreciation and amortization

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$31,165	$31,919	$(754)	(2)%
Percentage of total revenue	14%	14%

Depreciation and amortization expenses were $31.2 million for the nine months ended September 30, 2024, compared to $31.9 million for the nine months ended September 30, 2023, a decrease of $0.8 million, or 2%. This decrease was primarily due to certain acquired intangible assets from our business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue remained constant at 14% for the nine months ended September 30, 2024, and 2023 .

Interest and other income (expense), net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$13,135	11,968	$1,167	10%
Interest expense	(9,789)	(5,461)	(4,328)	79%
Other expense	(161)	(17)	(144)	847%
Total interest and other income (expense), net	$3,185	$6,490	$(3,305)	(51)%

Interest and other income (expense), net decreased $3.3 million, or 51%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This change is primarily due to a $4.5 million increase in interest expense related to our new credit agreement with Silver Point Finance, partially offset by a $1.2 increase in interest income on our short-term investments, primarily due to higher market interest rates.
Income tax provision (benefit)

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$(292)	$213	$(505)	(237)%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the nine months ended September 30, 2023. The income tax benefit for the three months ended September 30, 2024 is due to a foreign deferred income tax benefit offset by minimal current state and foreign income taxes.

Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents, and short-term investments of $387.3 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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
Credit Agreement
On July 16, 2024 (the Closing Date), we entered into a credit agreement with Silver Point Finance, LLC as administrative agent and collateral agent, and the lenders from time to time party thereto (Credit Agreement). The Credit Agreement provides a five-year term loan facility in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded on the Closing Date, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn on the Closing Date. We have the option to draw up to $40 million under the delayed draw facility within six months after the Closing Date and up to an additional $60 million under the delayed draw facility within eighteen months after the Closing Date, in each case, subject to satisfaction of certain conditions, including a minimum liquidity threshold and a maximum recurring revenue ratio. Borrowings under the Credit Agreement are expected to bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.

We expect the net proceeds from the initial term loan to be used, together with cash on hand, (i) to repurchase, repay and/or pay amounts of cash due upon conversion of any or all of our Notes at any time on or prior to the maturity of the Notes and (ii) for working capital and general corporate purposes. The proceeds from the delayed draw term loan facility, if any, will be used to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.
Refer to “Note 10—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Credit Agreement.
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the nine months ended September 30, 2024, there were no shares repurchased. During the nine months ended September 30, 2024, we repurchased and retired 145,027 shares of our common stock for $1.8 million at an average purchase price of $12.45 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of September 30, 2024.

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
Refer to “Note 10—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the private offering of the Notes and the Capped Calls.
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$18,086	$(14,039)
Net cash provided by (used in) investing activities	89,847	(9,624)
Net cash provided by financing activities	114,056	2,335
Effect of exchange rate changes	62	(13)
Net increase (decrease) in cash and cash equivalents	$222,051	$(21,341)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2024, net cash provided by operating activities was $18.1 million, which included a net loss of $48.8 million. Non-cash adjustments primarily consisted of $31.2 million in depreciation and amortization, $29.3 million in stock-based compensation, $3.4 million from the provision for expected credit losses, and $2.2 million from lease-related impairment charges, offset by $3.9 million in net interest income from the accretion of discounts on our short-term investments.

For the nine months ended September 30, 2023, net cash used in operating activities was $14.0 million, which included a net loss of $87.8 million. Non-cash adjustments primarily consisted of $31.9 million in depreciation and amortization, $42.7 million in stock-based compensation, and $2.7 million from lease-related impairment charges, offset by $6.8 million in net interest income from the accretion of discounts on our short-term investments.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2024 of $89.8 million was primarily due to $206.5 million provided from the sale and maturity of short-term investments, reduced by $50.2 million in purchases of short-term investments, $54.9 million used in the acquisition of businesses, and $9.9 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the nine months ended September 30, 2023 of $9.6 million was primarily due to $256.1 million provided from the sale and maturity of short-term investments, reduced by $254.4 million in purchases of short-term investments, and $9.3 million of capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2024 of $114.1 million was primarily the result of $115.5 million of proceeds from the issuance of our Credit Agreement, net of issuance costs and $2.1 million in proceeds from our ESPP, reduced by $3.0 million for the deferred financing costs.
Net cash provided by financing activities for the nine months ended September 30, 2023 of $2.3 million was primarily the result of $3.2 million in proceeds from our ESPP and $0.9 million in stock option exercise proceeds, reduced by $1.8 million in repurchases of common stock.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024 other than the new Credit Agreement entered into on July 16, 2024, as described in the Liquidity and Capital Resources section above and “Note 10—Debt.”

Refer to “Note 10—Debt”, and “Note 15—Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.

Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $387.3 million as of September 30, 2024, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2024, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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

Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our international subsidiaries is typically their local currency. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee, and Singapore Dollar. Due to the relatively small size of our international operations to date, our foreign currency exposure has been fairly limited and not material to our business. Accordingly, we have not instituted a hedging program. We are considering the costs and benefits of initiating such a program and may in the future hedge balances and transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are continually executing a number of growth initiatives, strategies, and operating plans designed to enhance our business, as well as some cost reduction and restructuring initiatives. We may not be able to successfully complete these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. For example, the migration of existing DOS Subscription Clients to Health Catalyst Ignite involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction and non-renewals. Further, costs associated with the transition to Health Catalyst Ignite have and may continue to result in higher cost of technology revenue, which may not decrease over time

A variety of factors could cause us not to realize some or all of the expected benefits of our growth initiatives, strategies, operating plans or cost reduction and restructuring initiatives. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business.

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
We generally enter into subscription contracts with our clients for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our clients have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many clients, these contracts may be terminated by the client (generally, subject to providing us with prior notice before their term expires) for convenience or for certain specified reasons, including changes in the regulatory landscape, loss of certain third-party licenses, breach of our contractual obligations, including poor performance by us in areas that include repeated failures by us to provide specified levels of service over certain performance periods, or dissatisfaction with changes in our Solution, such as the deployment of Health Catalyst Ignite and the migration of existing DOS Subscription Clients thereto.

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
•technical difficulties or interruptions to our Solution, including related to updates to our technology or technology migrations, in particular, those related to our migration of existing DOS Subscription Clients to Health Catalyst Ignite;
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We began repurchasing shares of common stock under this program during the third quarter of 2022 and had $29.8 million available to purchase under the Share Repurchase Plan as of September 30, 2024. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the nine months ended September 30, 2024.
Item 5. Other Information

(a) None.

(b) None.

(c) None.

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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	November 6, 2024
Jason Alger	(Principal Financial and Accounting Officer)