Form 10-K
period 2024-12-31
Health Catalyst, Inc.
filed 2025-02-26
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated Filer	☒	Emerging growth company	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $369.0 million based on the closing price of a share of common stock on June 30, 2024 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date.
As of February 18, 2025, the Registrant had 70,210,651 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2025 Annual Meeting of Stockholders.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2024
In this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “we,” “our,” “us,” “Health Catalyst,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries.

PART I
Special Note Regarding Forward-Looking Statements
As used in this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “Health Catalyst,” “we,” “us,” “our,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are only predictions based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions including those relating to future events or our future financial performance and financial guidance. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” or “contemplate,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of expectations, projections, plans, strategy, intentions, or future results of operations or financial performance. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our:
•ability to attract new clients and retain and expand our relationships with existing clients;
•ability to expand our service offerings, develop new platform features, and rollout and migrate existing DOS clients to our new platform, Health Catalyst Ignite;
•future financial performance, including trends in revenue, costs of revenue, gross margin, operating expenses, and cost structure;
•ability to compete successfully in competitive markets;
•ability to respond to rapid technological changes;
•expectations and management of future growth and strategic changes;
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
•expectations regarding our key financial metrics; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, new tariffs or market volatility and measures taken in response thereto), the tight labor market, and any natural disasters or public health crises, on our business and results of operations.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K and other documents that may be filed by us from time to time with the Securities and Exchange Commission (the SEC). Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

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
•Macroeconomic challenges (including high inflationary and/or high interest rate environments, new tariffs, or market volatility and measures taken in response thereto), the tight labor market, and any natural disasters or new public health crises could harm our business, results of operations, and financial condition.
•If we do not continue to innovate and provide services that are useful to clients and users, we may not remain competitive, and our revenue and results of operations could suffer.
•Our business could be adversely affected if our clients are not satisfied with our cloud-based data platform, software analytics applications, and expertise (our Solution).
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

Item 1. Business
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises our cloud-based data and analytics platform, software applications, and expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data-informed.
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
•We are all accountable to ourselves and to one another to proactively show up every day in support of our company’s mission
•We make decisions that balance and optimize the interests of our teammates, clients, patients, and shareholders
•We avoid an entitlement mentality and are good stewards of our assets
•We don’t micro-manage and we show trust while also having high expectations of ourselves and of one another
Respect
•We recognize the immeasurable value of every individual
•We listen carefully to one another and learn from each of our colleagues
•We care deeply about our colleagues, including teammates, clients, patients, and shareholders
•We benefit from one another’s diverse backgrounds and experiences, and are unified by our company’s mission
Transparency
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
•I stick to the task until the job is completed
•I recognize that not every part of my job will be fun
•I make personal sacrifices, as needed, to get the work done
•I am willing to contribute more than my fair share to a project
•I have a deep, long-term commitment to healthcare improvement
•I lead a balanced, healthy life that enables me to sustain my pace
Humility
•I listen first
•I serve others without looking for recognition
•My first assumption with others is positive intent
•I often acknowledge others for their contributions
•I am secure in my own abilities (quiet self-confidence)
•I seek to improve myself before trying to improve others
•I am excited when others succeed, and I offer sincere praise
•I empower others to do their best and give proper credit to others
•I frequently express gratitude and appreciation to those around me
Excellence
•I strive for excellence and quality in all aspects of my work; I show up to fulfill my role in the company's mission to the best of my ability
•I recognize the importance of excellence in pursuit of our mission
•I strive to be well informed about events and trends in healthcare, data and analytics, and improvement
•I actively contribute to the company’s pursuit of excellence—in the technology we build, in the services we provide, and in the functions that support this important work
•I recognize and ask for help when I need it

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
The core elements of our Solution include:
•Ignite Data & Analytics Platform. Ignite is a healthcare-specific, cloud-based, open, flexible, scalable and self-service ecosystem for analytics, app development and interoperability that provides clients a single comprehensive environment to integrate and organize data from their disparate software systems. Ignite optimizes and adapts industry-agnostic technologies, bridging gaps to ensure that they meet the unique requirements of healthcare data and healthcare organizations. Ignite has amassed large and comprehensive data assets, which enables us to deliver differentiated insights to our clients.
•Applications. Our software analytics applications are generally built on top of our Ignite platform and are designed to analyze the most common problems our clients face across five focus areas: Clinical Improvement, Revenue & Cost Improvement, Ambulatory Operations, Measures & Registries, and Data & Analytics. These applications enable our clients to pinpoint opportunities for measurable improvement across their entire enterprise and are employed by a broad range of users from healthcare executives to front-line clinicians providing care. Through a combination of internal development and acquisition activity, we built this suite of analytics applications based on thoughtful measurement of the most critical analytics needs faced by our clients. Our applications are further enhanced by a broad range of analytics accelerators, which are pre-built, configurable data models with customizable visualizations that can be tailored to specific client needs.
•Expertise. Our world-class team consists of both analytics experts, such as data analysts, data engineers, and data scientists, and domain experts, such as healthcare administrators, physicians, and nurses. Our services include data and analytics services, domain expertise, education services, Tech-Enabled Managed Services (TEMS), and implementation services. Our services team members leverage our technology to help our clients shorten time-to-value and achieve sustainable measurable improvements. Examples of the expertise we provide include opportunity analysis and prioritization, data governance, data modeling and analysis, quality and process improvement strategy, cost accounting, data abstraction, and population health strategies. Our approach to integrate data, analytics, and expertise into a holistic Solution is distinctive. Various elements of our Solution have been recognized as industry-leading by multiple third parties, including KLAS.
We have generated over 1,800 documented, client-verified improvements across clinical, financial, and operational domains. Each of these documented improvements is highly valuable to our clients, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and refer new business. This is evidenced by a continued increase in improvements achieved by our clients over time. Clients who have recently contracted with us have already started achieving measurable improvements, while longer-standing clients have seen the number of annual improvements meaningfully grow.
We serve the majority of our clients through a subscription-based contract model. As of December 31, 2024, we served 130 Platform Clients (formerly the most similar defined term was DOS Subscription Clients, which we also referred to as Platform Subscription Clients) and over 900 App Clients (formerly the most similar defined term was other clients). Platform Clients are defined as: (i) all Platform Clients as of December 31, 2024 under our historical definition (formerly referred to as DOS Subscription Clients, which we also referred to as Platform Subscription Clients), and (ii) going forward in 2025 and beyond, any client that signs technology contracts with at least $100,000 of incremental total ARR and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. The majority of our clients who are not Platform Clients are technology clients resulting from our business acquisitions and typically operate under subscription contracts.

Our clients include academic medical centers, integrated delivery networks, community hospitals, large physician practices, Accountable Care Organizations (ACOs), health information exchanges, health insurers, and other risk-bearing entities. Example clients include Allina Health, AlohaCare, Baylor Scott & White Health, Carle Health, Children’s Hospital of Orange County, Community Health Network, Contexture, INTEGRIS Health, Lifepoint Health, Mass General Brigham, MultiCare, Queen's Health System, Temple University Health System, UnityPoint Health, and UPMC.

Our Strengths
Our operational and financial success is based on the following key strengths:
Healthcare-specific, flexible, open, and scalable data platform. Ignite was purpose-built to handle healthcare-specific data management and analytics use cases, including the ingestion of healthcare data sources. By integrating healthcare-specific terminology and standardized data sets with a flexible and adaptable framework, we enable faster and more repeatable analytics. As an open and self-service platform, we support the development of analytics applications on top of Ignite, which can accelerate the adoption and integration of our Ignite platform by our clients. Ignite supports both Health Catalyst solutions as well as client-developed applications, and the flexible ecosystem enables product iteration and deployment at an accelerated pace.
Integrated and comprehensive nature of our Solution creates measurable improvements. Through the delivery of our comprehensive and integrated Solution of data, analytics, and expertise, we enable measurable improvements for our clients. Our Solution has generated over 1,800 documented, client-verified improvements across clinical, financial, and operational domains.
Attractive operating model. We have an attractive operating model due to the recurring nature of the vast majority of our revenue and the modularity and scalability of our Ignite platform and analytics applications. Our recurring revenue subscription model provides a high degree of revenue visibility. The open and flexible nature of Ignite makes it highly scalable, which allows us to deliver additional analytics applications on top of Ignite with limited incremental costs. We expect the benefits of our operating model and cost structure to generate operating leverage in our business.
Unique and differentiated culture focused on team member engagement. Our leadership team’s commitment to the team member is central to our long-term success. Our commitment to building and maintaining a culture where team members are highly engaged in our mission directly benefits not only team members, but also our clients and other stakeholders.
The team member experience is the #1 priority of our CEO and other members of our leadership team. On a daily basis, our leadership focuses on the team member experience, by listening carefully to team member feedback and making changes based on this feedback, by erring in favor of the team member, and by working as an advocate for each team member. This focus enables team members to become highly engaged in fulfilling our mission to be the catalyst for massive, measurable, data-informed healthcare improvement.
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
Recognized industry leader by multiple third parties. The strength of our Solution has been recognized by multiple third parties as among the best in the industry. These include KLAS Overall Customer Satisfaction Scores that have often historically been among the highest in the peer group, among others. We recognized early on that healthcare organizations need purpose-built technology products and services to support data-driven insights and have spent more than a decade building and commercializing our healthcare-specific Solution. We invested meaningful time and resources over the last decade to build a comprehensive and differentiated set of products and services for our clients, which is not easily replicated by other healthcare and/or technology companies. Our clients benefit from our technology innovation and expertise which enables them to avoid the significant time, financial resources, and technical proficiency they would need to invest to build similar capabilities in-house. Similarly, the overall complexity and dynamic nature of healthcare require purpose-built products and services to address the challenges our clients face, preventing traditional technology companies from easily leveraging and deploying existing platforms.
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

Our Growth Strategies
Our growth strategies reflect our mission to be the catalyst for massive, measurable, data-informed healthcare improvement. Our focus on multiple channels, as well as our collaborative company culture, results in high levels of sustainable growth. Our strategic levers to drive growth include:
•Grow our overall client base. We have a substantial opportunity to continue growing our client base through our active sales and marketing strategy and significant word-of-mouth references. We currently estimate our total core addressable market to include more than 1,200 healthcare organizations, including health systems and risk-bearing entities, as well as other clients such as life science organizations, payers and, with respect to some of our cybersecurity solutions, healthcare technology companies. We believe there is ample room to win new business and deepen market penetration in our core market. Further, healthcare providers outside of the United States face similar challenges to those in the United States and can implement our Solution to address them. We have a presence in Singapore, the UK, Saudi Arabia, and a small number of other countries. We plan to opportunistically pursue entry into and expansion within international markets.
•Expand within our current client base. We intend to deepen and expand the relationships we have with our existing client base. Our relationship with a new client oftentimes starts through the use of targeted applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and purchase additional applications and services. We strive to achieve Platform Client growth in part through strong client retention and client referrals. Our Dollar-based Retention Rates for Platform Clients has been 100% for each of the years ended December 31, 2024, 2023, and 2022. We will continue to invest in helping clients identify additional uses for our Solution, ensuring they achieve measurable improvements throughout our relationship with them, including through our Tech-Enabled Managed Services (TEMS) offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information regarding the definitions of Dollar-based Retention Rate and Platform Clients.
•Add new applications and offerings. The expansion of our Solution and enhancement of our applications library will accelerate as we deepen our client relationships and add to our dataset. Because our Ignite platform is open and we partner with our clients, we are able to identify new opportunities for further improvements and leverage that insight with other clients across our core market to develop new analytics applications and services offerings. We have used this process to build several new software applications through our history, and we will continue to invest in product development, particularly at the analytics applications layer of our technology stack. Additionally, we have been acquisitive over the last several years at the applications layer, and this acquisition activity has provided additional opportunities to expand our product portfolio.
•Grow our addressable market through additional healthcare business segment adjacencies. We believe there are significant applications for our Solution outside of our core market, as evidenced by our early efforts to expand into certain international markets and our efforts to expand outside of our core target client of healthcare systems to adjacent markets such as life sciences organizations, health insurance providers, and health information exchanges (HIEs). While we believe there are significant opportunities in our core market, these business segment adjacencies have the potential to significantly grow our addressable market and business over time.
•Selectively pursue acquisitions and partnerships. While we expect this will be less of a focal area in the near term, we plan to continue evaluating and identifying opportunities where we can leverage our Ignite platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, and Intraprise. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships.

Our Solution
Our Solution empowers our clients to run a data-informed business. Our healthcare-specific, open, flexible, scalable, and self-service Ignite Data and Analytics platform, applications, and expertise guide our clients to greater levels of analytics maturity, enabling clinical, financial, and operational improvements. The diagram below illustrates our five core areas of differentiated client value and the offerings within each of those focus areas.

Health Catalyst Solutions for Data-informed Improvement

Health Catalyst is focused on 5 core areas of differentiated client value. With every client and across every solution, we aim to ensure that consistent, measurable improvement goals are set, achieved, and communicated regularly.

USE CASE Areas of Focus

Clinical Improvement

Technology	Services
▪ Carevive Oncology ▪ Lumeon Care Orchestration ▪ Upfront Patient Activation & Engagement ▪ Embedded Refills ▪ Twistle Patient Engagement ▪ Clinical improvement analytics accelerators	▪ Domain Expertise: –Clinical improvement –Patient flow –Perioperative supplies –Population health –Care management –Patient safety TEMS: –Improvement

Revenue & Cost Improvement

Technology	Services
▪ VitalIntegrity ▪ VitalCDM ▪ VitalKnowledge ▪ PowerCosting ▪ PowerLabor ▪ Hospital Price Index	▪ Domain Expertise: –Labor management –Supply chain –Charge capture –Claims denial –Revenue cycle TEMS: –Costing –Chargemaster mgmt

Ambulatory Operations

Technology	Services
▪ Ambulatory operations analytics accelerators and dashboards ▪ Embedded Refills ▪ Twistle Patient Engagement ▪ Value Optimizer ▪ Lumeon Care Orchestration	▪ Domain Expertise: –Provider productivity –Patient access –Quality metrics –Value-based care contract performance TEMS: –Practice management

INFRASTRUCTURE Areas of Focus

Measures & Registries

Technology	Services
▪ MeasureAble ▪ ARMUS cardiology registries ▪ CRStar cancer registry	▪ Domain Expertise: –Measures TEMS: –Chart abstraction –Registry submission

Data & Analytics

Technology	Services
▪ Ignite Data & Analytics ▪ Expert Data Collections ▪ Carevive Oncology SMART Data (Life Sciences) ▪ Healthcare.AI: Analytics Integration ▪ Ninja Universe ▪ Intraprise (cybersecurity)	▪ Domain Expertise: –Healthcare.AI –Visualization migration TEMS: –Data science –Data and analytics engineering, operations, certification, strategy

= Technology Enabled Managed Services (TEMS)

HealthCatalyst

© Health Catalyst.

Data and analytics platform - Health Catalyst IgniteTM Data and Analytics
Health Catalyst Ignite is a healthcare-specific, open, flexible, scalable, and self-service data and analytics platform that enables our clients to generate insights across clinical, financial, and operational objectives. It serves as the foundation for data and analytics, enabling clients to extract data from transactional source systems, combine disparate data sets into a unified source of truth, and query the dataset directly. Ignite optimizes and adapts industry-agnostic technologies, bridging gaps to ensure that they meet the unique requirements of healthcare data and organizations.
Ignite has been uniquely designed and purpose-built to handle the complex, ever-evolving nature of healthcare-specific data and analytics. This includes healthcare-specific terminology, data governance, meta-data management, and analytics. By creating healthcare-specific data models to organize industry-specific data, Ignite enables faster and more repeatable analytics and insights. We have developed the capabilities to turn these insights into actions by connecting our analytics into the workflow systems, such as an electronic health record (EHR). Clients may directly access our platform or may indirectly access our platform through use of modular components of Ignite or other parts of our Solution that leverage Ignite.
Differentiating components of Ignite include:
•Data Management Tools and Functions.
•Healthcare source templates. Library of source starter sets for electronic medical records (EMRs), claims, financial, and operational data sets, enabling our data acquisition team to source healthcare data quickly and efficiently.
•Integrated job scheduling and monitoring. Plan and schedule Databricks, Azure Data Factory, API Source, and other source jobs all in one place to populate downstream data marts and dashboards.
•Data profiling. Analyze, examine, and summarize client healthcare data to see trends and quality issues; monitor the platform; and watch and report on application and system health within Ignite Data and Analytics.
•Identity management. Manage fragmented data across multiple source systems by making mastered patient and provider data broadly accessible from one central location and ingest mastered data from any vendor.

•Data security: Sensitive data discovery, security, and access control with activity monitoring.
•Support and Account Management
◦24 x 7 tech support. Access tech support resources via ticketing system 24 hours a day.
◦Data management, source marts, and Expert Data Collections (EDCs) support. Receive routine maintenance for data issues.
◦Account management. Access a Program Manager to support onboarding activities, education, collaboration, resourcing, and improvement opportunities.
•Data Products
◦Foundational Expert Data Collections. Integrate modular data products within key domains (clinical, claims, financial). Designed with out-of-the-box support for an ever-growing library of EMR sources. Can be used as a stand-alone solution or as a set of interoperable data models.
◦Terminology. Capitalize on a comprehensive terminology management solution that includes 1) complete, up-to-date code sets for standard terminologies (SNOMED, LOINC, ICD, CPT, etc.) and 2) smart terminology mappings tailored to client's healthcare data that provide normalized content to enhance client's analytic capabilities.
◦Data quality rules. Flag basic data quality issues, enabling clients to identify issues upstream and improving time to value with consistent analytics.
•Self-Service Analytics
◦Pop Analyzer. Enable end users to build population cohorts and run analytics on client's source and normalized data sets.
◦Data entry. Load client's files into Ignite Data and Analytics to populate for data mart build and downstream analytics.
◦Healthcare.AI. Boosts efficiency with AI-driven support for coding, data exploration, search, and quality. Analytics Integration embeds healthcare-specific insights into existing reports and visualizations.
◦Visualization tools. Supports multiple modes of data access. Clients can bring their own Business Intelligence (BI) development and/or AI modeling tools of choice without compromising the user experience.
Applications
We have thoughtfully developed and acquired several scalable applications that enable us to deliver the right data to the right place at the right time. Combining this pioneering technique with our data asset of more than one hundred million patient records, our clients systematically uncover opportunities for actionable interventions. We have organized our applications into robust sets of applications that generate meaningful insights for improvement in key areas: Clinical Improvement, Revenue & Cost Improvement, Ambulatory Operations, Measures & Registries, and Data & Analytics.

Clinical Improvement
•Patient safety (Patient Safety Monitor). A trigger-based surveillance system enabled by Ignite. This application monitors patient-level data and applies machine learning algorithms to help clinicians predict whether a patient is currently at risk for a safety event so that the patient’s clinicians can intervene as they deem necessary to prevent harm events.
•EMR embedded Insights (Embedded Refills). An application that provides embedded medication renewal decision support directly in the EHR workflow, enabling providers and their staff to streamline prescription renewal workflows.
•Patient engagement (Twistle). A healthcare patient engagement SaaS technology that, among other uses, helps automate patient-centered, personalized, multi-channel communication between care teams and patients, with the goals of transforming the patient experience, driving better care outcomes, and reducing healthcare costs.

•Oncology care management and patient engagement (Carevive). A suite that combines EHR data, electronic patient-reported outcomes (ePROs), and evidence-based guidelines in a single solution that supports capture and sharing of patient data and delivers timely clinical insight and support.
•Care orchestration (Lumeon). A platform that delivers personalized care orchestration to help patients navigate their clinical journey. It uses secure, bi-directional data integration and clinical logic to drive patients to the next best clinical action.
•Clinical accelerators. Pre-built clinical data models and customizable visualizations that leverage the broad set of integrated data stored within our platform for a specific analytic use case, helping our clients achieve a much faster time-to-value solution compared to building an analytic model from the ground up.
Revenue & Cost Improvement
•Revenue improvement and chargemaster analytics (VitalCDM). A revenue workflow optimization and analytics solution that organizes, displays, and manages all chargemaster data within one connected solution, enabling hospital billing departments to operate more transparently, price strategically, and present an accurate bill or claim with consistency.
•Revenue integrity and auditing (VitalIntegrity). A comprehensive charge capture solution that efficiently manages hospital charge capture processes, detects compliance issues, and minimizes revenue leakage resulting from under- and over-charging, late or missing coding, mismatched charges and supplies, and a wide range of chargemaster-related issues.
•Price transparency (Hospital Price Index). A solution that enables hospitals to address pricing transparency, including complex requirements of the price transparency mandate.
•Activity-based costing (PowerCosting). An activity-based costing application that leverages clinical and operational data from our platform to calculate a true cost of clinical processes and patients on the most granular level. Enables CFOs, physicians, service line leaders, and clinical and financial analysts to understand the true cost of providing care and relate those costs to patient outcomes.
•Labor productivity (PowerLabor). A labor management solution that allows healthcare decision-makers to predict labor needs, plan for changes in staffing, and optimize staff-to-patient ratios.
Ambulatory Operations
•Pop health strategy (Value Optimizer). A solution that provides a comprehensive, quantified view of potential financial improvement opportunities within a value-based care arrangement. These insights help population health leaders optimize their value-based care strategy and make population health efforts profitable.
•Ambulatory management (Ambulatory Suite). A solution that includes a comprehensive data model and modular set of data visualizations that work together to provide insights to improve the financial outlook of client ambulatory care practices while increasing the quality of patient care.
Measures & Registries
•Quality and regulatory measures (MeasureAble). A foundational product for integrating hundreds of measures across financial, regulatory, and quality departments and reporting those measures to third-party entities like the Centers for Medicare & Medicaid Services (CMS). Enables proactive measures surveillance to enhance outcomes and facilitates monitoring behaviors, interventions, and activities needed to influence, manage, or change outcomes.
•Cardiology registries (ARMUS Suite). A cardiology registry solution that combines technology and services offerings, clinical expertise, and customer service—combined with rapid registry development and cloud-based solutions—to provide certified, timely, and comprehensive registry solutions and updates to clients.

•Cancer registries (CRStar). A cloud-based cancer registry solution that serves as a knowledge center of actionable insights to help guide key resource and accreditation management, planning, and cancer program growth decisions with an emphasis on quality and research. CRStar provides innovative case-finding, abstracting, data analytics, and informatics capabilities.
Data & Analytics
•Data and analytics ecosystem (Ignite). A healthcare-specific, cloud-based, open, flexible, scalable, and self-service ecosystem for analytics, app development, and interoperability that provides clients a single comprehensive environment to integrate and organize data from their disparate software systems. Ignite optimizes and adapts industry-agnostic technologies, bridging gaps to ensure that they meet the unique requirements of healthcare data and healthcare organizations. Ignite has amassed large and comprehensive data assets, which enables us to deliver differentiated insights to our clients.
•AI (Healthcare.AI). A suite of real-world, healthcare-specific applications of AI in our solutions, including Generative AI to amplify platform efficiency with generative assistance for coding, exploration, search, and quality; Targeted Patient Communication that uses AI to ensure that patients receive timely, personalized communication, improving care management; AI-Driven Visualization Insights that transform complex data into clear, actionable visual insights; Chart Abstraction Assistance that simplifies the chart abstraction process by providing instant, accurate answers, freeing up time for more complex tasks; and AI Expert Services that offer strategic insights and predictions, helping leaders make better decisions with innovative approaches.
•Interoperability (Ninja Universe). A cloud-native platform and a set of applications purpose-built for HIEs. The platform aggregates, normalizes, enriches, and optimizes multi-source, multi-format healthcare data in real time.
•Cybersecurity (Intraprise). A cybersecurity platform that revolutionizes how security teams manage risk, transforming scattered data into a cohesive risk register. This powerful platform fosters transparency and accountability, enabling precise risk prioritization. Executives can now dissect complex assessments, make informed trade-off decisions, and uphold stringent compliance standards—all from a single, reliable source of truth.
Services and improvement expertise
We provide a range of high-value-add professional services to help our clients implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our clients achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our expertise can be provided as a supplement to our clients’ existing teams or as an outsourced function for our clients. Our team is comprised of over 1,200 analytics experts and domain experts, including several nationally-recognized healthcare and analytics leaders.
Our domain experts provide services across a range of specialties, including:
Infrastructure, data, and analytics expertise:

•Data engineering services. Help clients ingest data sources and provide consulting around Ignite best practice and strategy around leveraging new Ignite features.
•Analytics engineering services. Partner with clients to generate meaningful insights produced from our technology that lead improvement efforts. Guides best practice and training.
•Implementation services. Implement and configure Ignite and analytics applications.
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
Our Clients
Our clients comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, life science organizations, healthcare technology vendors, and other risk-bearing entities, among others. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics. We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, discussions regarding data and analytics strategy have oftentimes transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. No client represented more than 10% of our total revenue for the years ended December 31, 2024, 2023, and 2022.
Team Members and Culture
We currently employ more than 1,500 team members. Our Gallup team member engagement scores demonstrate that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
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

Our team member engagement scores, as measured by Gallup, have consistently ranked in the 94th to 99th percentile. We engage compensation consultants to enable us to make data-informed decisions with respect to our compensation and benefit packages so we continue to attract and retain top talent. Moreover, we have received numerous awards and recognition for our culture and service to our clients. In total, we have been recognized 110 times as a “best place to work” by Glassdoor, Gallup, and Modern Healthcare, among others. Additionally, we have received multiple awards for client satisfaction and excellence from KLAS, among others. For example, our Chargemaster Management product, a revenue analytics product addition through the Vitalware acquisition, was ranked Best in KLAS for 2019 through 2024. We believe that these honors demonstrate the loyalty of our team members and our clients and that our culture is driving the behaviors that will help fuel our future growth.

Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States and we opportunistically market and sell in other countries and regions. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our clients’ and sales prospects’ leadership teams. In August 2025, we will hold our annual Health Catalyst Analytics Summit (HAS), a client event showcasing best practices for driving improvement using data and analytics in healthcare, industry trends, and Health Catalyst strategy. This event also features our annual Catalyst Awards, highlighting the best examples of healthcare improvement amount our clients.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce and refine new applications, technologies, features, and functionality. Our research and development organization is responsible for the design, development, and testing of the technology portion of our Solution. Based on client feedback and needs, we focus our efforts on developing or acquiring new products, functionality, applications, and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of our Solution.
Intellectual Property
We rely on a combination of patent, trademark, and copyright laws in the United States as well as confidentiality procedures and contractual provisions to protect our intellectual property and trade secrets, including proprietary technology, databases, and our brand. As of December 31, 2024, we had fourteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2038, as well as one utility patent application pending in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
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
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. Our primary competitors are industry-agnostic analytics companies, EHR companies, point solution vendors, and healthcare organizations that perform their own analytics using homegrown solutions. Industry-agnostic analytics companies that help healthcare organizations develop homegrown solutions include IBM, Databricks, Snowflake, Microsoft, Tableau CRM, and Qlik. EHR companies include Oracle Health and Epic Systems. Point solution companies include Optum Analytics, Premier, Arcadia.io, Strata Decision Technology, Craneware, Innovaccer, and Intersystems.

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

Data Privacy and Security Laws

Numerous state, federal, and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality, and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous state and federal laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our clients. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Fraud, waste, and abuse

Even though we do not directly order or provide healthcare services that are reimbursable by Medicare, Medicaid, or other third-party payors or submit claims or receive reimbursement from any such payor, certain federal and state healthcare laws and regulations pertaining to fraud, abuse, and waste apply or may apply to our business and to the financial arrangements through which we market, sell, and provide our services to our healthcare provider clients. These laws and regulations include or may include the following:

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

•The Health Insurance Portability and Accountability Act of 1996 (HIPAA) also contains a provision that imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Similarly, the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services.

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

Corporate practice of medicine and fee-splitting laws

In many states, there are laws that prohibit business entities, such as us, from providing professional medical services or directly employing or otherwise exercising control over professional judgment or medical decisions by physicians or other licensed healthcare professionals (such activities generally referred to as the “corporate practice of medicine”). Corporate practice of medicine regulations and other similar laws may also prevent fee-splitting, or the sharing of professional service income with non-professional or business interests. Overseeing care coordination, care management, or ambulatory operations teams could be alleged in some cases to involve treatment or diagnosis of patients which requires a clinic license or other state license or permission.

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

However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions, and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, FDCA excludes certain types of software from the definition of a medical device, including certain medical-related software functions used for administrative support at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. We believe our currently marketed products are not currently regulated by the FDA as medical devices, or are otherwise subject to the FDA’s current enforcement discretion policies.

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
Corporate Information
Health Catalyst, Inc. (Health Catalyst) was incorporated under the laws of Delaware in September 2011. We were formerly known as HQC Holdings, Inc. In March 2017, we changed our name to Health Catalyst, Inc. Our principal executive offices are located at 10897 South River Front Parkway #300, South Jordan, Utah 84095, and our telephone number is (855) 309-6800. We completed our initial public offering of shares of our common stock, also referred to as our IPO, in July 2019, and our common stock is listed on Nasdaq under the symbol “HCAT.” Our corporate website address is www.healthcatalyst.com. Information contained on or accessible through our website is not part of this Annual Report on Form 10-K.

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

As of December 31, 2024, we had more than 1,500 team members, the vast majority of whom are located in the United States and approximately 10% of whom are located in India. We have not experienced any work stoppages, and our Gallup scores demonstrate that we have high quality team member relations and engagement. We encourage you to review the Environmental, Social and Governance scorecard found on our website at https://ir.healthcatalyst.com/esg/overview (ESG Website) for more detailed information regarding our human capital programs and initiatives, which we intend to update later this year. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Team member engagement

We regularly engage with our team members to assess their job satisfaction, including conducting regular team member surveys and hosting monthly all-team-member meetings in which leadership answers questions from team members. We use information from these sources, among others, to improve our ability to attract, develop, and retain talented team members who will help advance our mission.

Compensation, benefits, and wellness

In addition to market-competitive base pay, short-term bonus incentives, and long-term equity incentives, we provide comprehensive team member benefits and a variety of other health and wellness resources. We are committed to fair compensation and opportunity in our workplace.

Pay equity

We are committed to ensuring our team members receive equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, business unit, and company performance, among others. We regularly review our compensation practices and analyze the equity of compensation decisions. We institute measures, such as communications and trainings, to recognize, interrupt, and prevent bias in hiring, performance management, and compensation decisions, and we provide resources to further develop managers and leaders to help them make equitable decisions about pay.

Inclusion and Belonging

We are committed to fostering a culture of inclusion and belonging, and to building a workforce to drive innovation and collective growth, which we believe is critical to our success. These inclusion efforts—spearheaded by our Chief People Officer and our six affinity groups in partnership with hundreds of our team members—focus on inclusion and belonging in our workforce, in our workplace, and in healthcare. We continue to focus on inclusive recruitment and hiring practices to source talent and mitigate potential bias throughout the hiring process. We are committed to legally compliant methods for advancing inclusion and belonging efforts.

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
We face competition from industry-agnostic analytics companies, electronic health records (EHR) companies, such as Epic Systems and Oracle Health, point solution vendors, and healthcare organizations that perform their own analytics. These competitors include large, well-financed, and technologically sophisticated entities. Some of our current large competitors, such as Optum Analytics and IBM, have greater name recognition, longer operating histories, significantly greater resources than we do, and/or more established distribution networks and relationships with healthcare providers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products or services to increase the availability of their products or services to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our Solution. Accordingly, new competitors may emerge that have greater market share, larger client bases, greater breadth and volume of data, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.
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

Macroeconomic challenges (including high inflationary and/or high interest rate environments, new tariffs, or market volatility and measures taken in response thereto), the tight labor market and any natural disasters or new public health crises could harm our business, results of operations, and financial condition.

Recent macroeconomic challenges (including high inflationary and/or high interest rate environments, new tariffs, or market volatility and measures taken in response thereto), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Further, the sales cycle for a new Platform Client, which we estimate to typically be approximately one year, could lengthen, as we experienced in 2022 and 2023, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. While we have limited operating history selling Health Catalyst Ignite, we believe its sales cycle generally may be shorter than DOS. We cannot predict with any certainty whether and to what degree the disruption caused by any natural disasters, new public health crises, the high inflationary environment, rising interest rates, new tariffs, market volatility and measures taken in response thereto, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of natural disasters, new public health crises, and macroeconomic challenges (including high inflationary and/or high interest rate environments, and new tariffs), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans, as well as cost reduction and restructuring initiatives.
We are continually executing a number of growth initiatives, strategies, and operating plans designed to enhance our business, as well as some cost reduction and restructuring initiatives. We may not be able to successfully complete these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. For example, the migration of existing clients using our DOS Solution to Health Catalyst Ignite involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction, lower revenue, and non-renewals. Further, costs associated with the transition to Health Catalyst Ignite have and may continue to result in higher cost of technology revenue, which may not decrease over time.

A variety of factors could cause us not to realize some or all of the expected benefits of our growth initiatives, strategies, operating plans or cost reduction and restructuring initiatives. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. For example, on October 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). The 2023 Restructuring Plan reduced our global workforce by approximately 10% during the fourth quarter of 2023 and the first quarter of 2024. Further, on January 25, 2025, our board of directors authorized another reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2025 Restructuring Plan). The 2025 Restructuring Plan reduced our global workforce by approximately 4% in the first quarter of 2025 and primarily focused on R&D and professional services.

Any other or future restructuring or cost optimizing efforts may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.

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

Our sales process entails planning discussions with prospective clients, analyzing their existing solutions, and identifying how these potential clients can use and benefit from our Solution. The sales cycle for a new Platform Client, from the time of prospect qualification to the completion of the first sale, we estimate to typically be approximately one year and in some cases has exceeded two years. While we have a limited operating history selling Health Catalyst Ignite, we believe its sales cycle generally may be shorter. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will result in the sale of our Solution.

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

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving, including towards a more value-based care model. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market, including adapting to the ways our clients or users access and use our Solution. Although we have built several new software analytics applications in the last few years, we may not be able to sustain this rate of innovation and/or the new software analytics applications may not meet the evolving needs of our clients. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and applications and introduce new high-quality services and applications that clients will want, while offering our Solution at competitive prices. If we are unable to predict user preferences or industry changes, or if we are unable to maintain and improve our Solution on a timely or cost-effective basis, we may lose clients and users. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our Solution. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.

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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of high inflationary and/or high interest rate environments, new tariffs, market volatility and measures taken in response thereto, the tight labor market, and the impact of any natural disasters or public health emergencies upon our clients.
We generally enter into subscription contracts with our clients for access to our Solution. Many of these contracts have initial terms of one to three years. Most of our clients have no obligation to renew their subscriptions for our Solution after the initial term expires. Although we have long-term contracts with many clients, these contracts may be terminated by the client (generally, subject to providing us with prior notice) before their term expires for convenience or for certain specified reasons, including changes in the regulatory landscape, loss of certain third-party licenses, or breach of our contractual obligations, including poor performance by us in areas that include repeated failures by us to provide specified levels of service over certain performance periods, or dissatisfaction with changes in our Solution, such as the deployment of Health Catalyst Ignite and the migration of existing clients utilizing our DOS Solution to Health Catalyst Ignite. We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations.

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
•the extent to which our clients opt for non-recurring project-based work rather than FTE subscription contracts since non-recurring, project-based fees are less predictable than our recurring services and can drive fluctuations in quarterly professional services revenues and in our new Dollar-based Retention Rate metric and in prior period comparisons;
•clients reducing or eliminating their spend with us in response to macroeconomic factors or otherwise;
•the financial condition of our current and future clients;
•changes in client budgets and procurement policies;
•changes in regulations or marketing strategies;
•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, new tariffs, market volatility and measures taken in response thereto, and public health crises and natural disasters on our clients, partners, and business;
•the amount and timing of our investment in research and development activities;
•the amount and timing of our investment in sales and marketing activities;
•technical difficulties or interruptions to our Solution, including related to updates to our technology or technology migrations, in particular, those related to our migration of DOS clients to Health Catalyst Ignite;
•our ability to hire and retain qualified personnel;
•changes in the regulatory environment related to healthcare;
•regulatory compliance costs;
•the timing, size, and integration success of potential future acquisitions;
•unforeseen legal expenses, including litigation and settlement costs; and
•buying patterns of our clients and the related seasonality impacts on our business.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our results of operations to vary widely. For example, we have experienced, and expect that we will continue to experience, seasonality in the number of new clients that subscribe to our Solution; specifically, new clients (Platform Clients in particular) tend to subscribe to our Solution at higher rates in the second and fourth quarters of the year. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict our future results. As such, we believe that quarter-to-quarter comparisons of our revenue and results of operations may not be meaningful and should not be relied upon as an indication of future performance.

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

Our increasing reliance on AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, and potential third-party claims, which could adversely affect our reputation, business, results of operations, and financial condition.

We use AI and generative AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, AI Technologies) throughout our business, and are making investments in this area.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our Solution, platform and service offerings or be beneficial to our business, including our efficiency or profitability.
AI Technologies have been known to produce false or “hallucinatory” inferences or outputs and may subject us to new or heightened legal, regulatory, ethical, or other challenges. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, flawed, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, any of which may not be easily detectable, the performance of our Solution, and business, as well as our reputation and the reputations of our clients, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

In addition, market acceptance, understanding, and valuation of and consumer perceptions of platforms, products, and programs that incorporate AI Technology is uncertain and the perceived value of our AI Technologies could be inaccurate. For example, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI Technologies, could impair the acceptance of such AI Technologies, including those incorporated in our Solution. Our failure to successfully develop AI Technologies and apply AI Technologies to our Solution could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve, and diversify our Solution, platform and service offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties, including in our Solution, and our ability to continue to use such third-party AI Technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our Solution and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our Solution may become less appealing to our clients and our business will be harmed.

In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our Solution, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Moreover, the regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes, such as various U.S. governmental and regulatory agencies relating to data privacy, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is consistent with, or presents a barrier to, the Trump administration’s new executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Acct (collectively, the CCPA) regarding the use of automated decision-making. California also enacted several new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop and use AI Technologies in the future.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust as well as scope of practice laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our Solution and business and the way in which we use AI Technologies. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our Solution, platform and service offerings in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, because AI Technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies or limiting our use of AI Technologies to support our care team). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could harm our business, results of operations, and financial condition.

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

Historically, we have relied on a limited number of clients for a significant portion of our total revenue and accounts receivable. Our three largest clients during 2024 comprised 5.5%, 4.4%, and 3.9% of our revenue, or 13.8% in the aggregate. Our three largest clients during 2023 comprised 5.5%, 3.6%, and 3.5% of our revenue, or 12.6% in the aggregate. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients in respect of our Solution and the terms of our client agreements, including our fees.

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

We expect to continue to seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. Between January 1, 2020 and January 31, 2025, we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja, ERS, Carevive, Lumeon, Intraprise and Upfront. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.

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
•difficulty converting the clients of the acquired business onto our Ignite platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired business;
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

To continue to execute on our growth and operating plan, we must attract and retain highly qualified personnel, and we may modify our compensation program and practices for our team members. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel, including due to changes to our compensation program or practices. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, the 2023 Restructuring Plan, the 2025 Restructuring Plan and other restructurings may result in attrition beyond our intended reduction in force or may adversely impact our ability to recruit and hire qualified personnel in the future. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, results of operations, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they may receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members or fail to effectively manage organizational changes, it could harm our culture, business, financial condition and results of operations. For example, the expense reduction measures taken in connection with the 2023 Restructuring Plan or 2025 Restructuring Plan may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among team members following the completion of the 2023 Restructuring Plan or 2025 Restructuring Plan, adverse impacts in our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan or 2025 Restructuring Plan. In addition, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which may include offshore and near shore, which will place additional demands on our resources and operations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. At times, this will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. If we do not achieve the benefits anticipated from these investments or organizational changes, or if the realization of these benefits is delayed, our results of operations may be adversely affected. If we fail to provide effective client training on our Solution and high-quality client support, our business and reputation could suffer.

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

We have experienced periods of significant growth, including in the last five years. At times, our growth has moderated. Future revenue may not grow at the same rates experienced during times of significant growth or may decline. Further, revenue opportunities that include portions of our Solution with less operating history could cause our growth to become less predictable and/or choppier relative to prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to prevent churn of existing clients, and to develop new solutions, as well as our ability to acquire other companies, as we have done from time to time in the past. Our future growth may also be driven by expansion into adjacent markets and/or international expansion. We can provide no assurances that we will be successful in executing on these growth strategies or that we will continue to grow our revenue or to generate net income. Our historical results may not be indicative of future performance.

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

Our Solution is generally hosted from and uses computing infrastructure provided by third parties, including Microsoft Azure and other computing infrastructure service providers. We have migrated and expect to continue to migrate a significant portion of our DOS and analytics application computing infrastructure needs to Microsoft Azure. We have made and expect to continue to make substantial investments in transitioning DOS clients from our own managed data center to Microsoft Azure and the migration of clients to the next iteration of our DOS platform. This transition has increased and we anticipate it will continue to increase the cost of hosting our technology and negatively impact our technology gross margin. Such migrations are risky and may cause disruptions to our Solution, service outages, downtime, or other problems and may increase our costs. Despite precautions taken during such transitions, any unsuccessful transition of technology may impair clients’ use of our technology which may cause greater costs or downtime and which may lead to, among other things, client dissatisfaction and non-renewals.

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

Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2024, we had filed applications for a number of patents, and we have fourteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, as well as one utility patent application pending in the United States. We also had thirty-nine registered trademarks in the United States, Singapore, United Arab Emirates, and China. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, clients, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties.

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
•State data protection laws. Certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.
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

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remain uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law.
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
•Other jurisdictions besides the EU and Canada are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws. Furthermore, as we enter into business arrangements in countries outside of the United States, we will need to be prepared to comply with applicable local privacy laws. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as health-related data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.
•AI Technologies: In addition, we use AI Technologies in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies.

We may need to expend resources to adjust our Solution or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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

•Foreign Corrupt Practices Act (FCPA) and foreign anti-bribery laws. Subject to the February 2025 executive order ceasing enforcement of the FCPA, the FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide anything of value, directly or indirectly, to any foreign official, any foreign political party or party official, or candidate for foreign political office to obtain or retain business.

To the extent it is enforced, violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. In addition, the Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010. If our employees, contractors, vendors, or partners fail to comply with the FCPA and/or foreign anti-bribery laws, we may be subject to penalties or sanctions, and our ability to develop new prospects and retain existing clients could be adversely affected.
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

As of December 31, 2024, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $680.7 million and $571.6 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate.

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

On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due April 15, 2025 (unless earlier converted, redeemed, or repurchased), pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers (the Notes). The Notes are governed by an indenture (Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior, unsecured obligations and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.

We may repurchase the Notes from time to time prior to the maturity date. A holder may convert all or any portion of its Notes, at its option, subject to certain conditions and during certain periods, into cash, shares of our common stock or a combination of cash and shares of our common stock, with the form of consideration determined at our election. Noteholders have the right to require us to repurchase all or a portion of their notes at 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date, upon the occurrence of certain events. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). If the Notes have not previously been converted, redeemed or repurchased, we will be required to repay the Notes in cash at maturity. We have the intent and ability to settle the Notes fully in cash upon the maturity date in April 2025.

In addition, on July 16, 2024, we entered into the Credit Agreement, which provides for a five-year term loan facility (the Term Loan Facility) in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded in full at closing, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn as of the closing. We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also have the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, subject to satisfaction of certain conditions, including a minimum liquidity threshold, and a maximum recurring revenue/leverage ratio. Borrowings under the Credit Agreement are expected to bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%.

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

In the case of the Notes, that includes our ability to make required cash payments in connection with redemptions or conversions of the Notes, repurchase the Notes upon the occurrence of certain events, or to repay or refinance the Notes at maturity. For example, we maintain cash balances with financial institutions in excess of insured limits, and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all in the event of a failure of these financial institutions. In addition, our ability to satisfy our debt obligations may be limited by law or regulatory authority or by other agreements governing our future indebtedness.

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

We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja, ERS, Carevive, Lumeon, Intraprise and Upfront between February 2020 and January 2025. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new clients and retain existing clients, maintain the quality of our technology infrastructure that can efficiently and reliably handle the requirements of our clients and deploy new features and solutions, and successfully compete with other companies that are currently in, or may enter, the healthcare solution space.

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

We have incurred significant net losses in the past, including net losses of $69.5 million and $118.1 million in the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $1,186.7 million as of December 31, 2024. We expect our costs will increase over time as we continue to invest to grow our business and build relationships with clients, develop our Solution, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as macroeconomic challenges, including the high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022 and first quarter of 2023. There were no repurchases made during 2024 and we had $29.8 million available to purchase under the Share Repurchase Plan as of December 31, 2024. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.

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

In addition, some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. For example, increasingly there have been disclosure regulations focused on environmental, social and sustainability matters. The SEC recently adopted final climate change disclosure regulation that, if it survives the litigation it is currently subject to, will require us to make certain disclosures that may be costly for our company. We are currently evaluating this regulation to determine its impact on us.

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
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•an information security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors based upon our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors—Risks Related to Data and Intellectual Property” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Cybersecurity Governance
Our board of directors (Board) oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our cybersecurity program is led by our Chief Information Security Officer (CISO) and includes a team of cybersecurity and security compliance professionals. The cybersecurity program is further strengthened through support of our General Counsel and Chief Compliance and Data Privacy Officer. Our legal and cybersecurity teams work closely together to support and bolster our cybersecurity program. Our cybersecurity team reports to our Audit Committee quarterly on information security and cybersecurity matters, or as needed. Our Audit Committee has oversight responsibility for our data security practices and we believe the Audit Committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity, as appropriate. The full Board also receives briefings from management on our cyber risk management program. From time to time, Board members receive presentations on cybersecurity topics from our CISO, internal cybersecurity team or external experts as part of the Board’s continuing education on topics that impact public companies.
The company’s current CISO has more than two decades of IT leadership experience and holds several relevant IT and healthcare specific certifications including CISSP, CISM, CRISC, CCSK and CCSP, and has a Bachelor of Science in Computer Information Systems and a Master of Science in Medical Informatics. Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Information Security team’s experience includes more than 75 years of combined IT experience, 35 of which are focused specifically on Information Security. The broader Information Security team’s accredited industry certifications include Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Certified in Risk and Information Systems Control (CRISC), Certified Information Systems Auditor (CISA), Certificate of Cloud Security Knowledge (CCSK), Certified Cloud Security Professional (CCSP), and Blue Team Level II.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 2. Properties
Our principal executive offices are located in South Jordan, Utah where we lease facilities totaling approximately 128,037 square feet under a lease agreement that expires on December 31, 2031, of which 74,354 square feet is currently subleased. We use this facility for administration, sales and marketing, technology and development, and professional services. We also lease offices elsewhere for sales, research and development, professional services, and other personnel, including offices in Minneapolis, Minnesota and Hyderabad, India.
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
Holders of record
As of December 31, 2024, there were 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend policy
We do not intend to pay cash dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

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
The graph set forth below compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and Nasdaq Healthcare Index through December 31, 2024. All values assume a $100 initial investment and data for the S&P 500 and Nasdaq Healthcare indices assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	12/31/2019(1)	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024
Health Catalyst, Inc.	$100	$125	$114	$31	$27	$20
S&P 500	$100	$116	$148	$119	$148	$182
Nasdaq Healthcare	$100	$130	$125	$100	$106	$105
__________________
(1)Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K filed on February 22, 2024.
Overview
We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises our cloud-based data platform, applications, and expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements. We envision a future where all healthcare decisions are data-informed.
Health Catalyst was founded in 2008 by healthcare analytics industry pioneers. Our founders and team developed the initial version of our Solution, consisting of an early version of our data platform, select analytics accelerators, and professional services expertise. From the beginning, our Solution has been focused on enabling our mission: to be the catalyst for massive, measurable, data-informed healthcare improvement. We currently employ more than 1,500 team members.
Highlights from the years ended December 31, 2024, 2023, and 2022 include:
•For the years ended December 31, 2024, 2023, and 2022, our total revenue was $306.6 million, $295.9 million, and $276.2 million, respectively. The growth in revenue was primarily due to revenue from new clients, including clients of our recent acquired entities, and existing clients paying higher technology access fees from contractual, annual escalators.
•For the years ended December 31, 2024, 2023, and 2022, we incurred net losses of $69.5 million, $118.1 million, and $137.4 million, respectively.
•For the years ended December 31, 2024, 2023, and 2022, our Adjusted EBITDA was $26.1 million, $11.0 million, and $(2.5) million, respectively.
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
The health system end market, in particular, has experienced meaningful financial strain over the last few years, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 relative to 2022 and 2023. If this trend with the end-markets continues, we expect it to be a tailwind in the medium-to-long-term.
While we have seen that this financial strain has continued to pressure health system budgets, we have continued to hear a strong acknowledgement that our offering includes solutions that directly reduce health systems’ financial pressure, especially related to the segments of our offering that have a clear, near-term financial return on investment (ROI). With the improvement in the end market in 2024, we have started to see interest throughout our broader portfolio as clients and prospective clients were more open to discussing solutions that might not offer a clear near-term financial ROI. We anticipate this trend will continue in 2025.
With respect to other near-term implications of the challenging macroeconomic environment, we continue to anticipate that a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our Platform Client base, as well as upsells to our over 900 App Clients. This expectation is driven by our belief that many existing clients that have already realized a strong ROI, and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. We have collected data internally that shows we are more than twice as effective at selling into organizations where we have an existing relationship compared to those where there is no prior relationship, which gives us additional confidence in our ability to drive cross-selling within our broad client base.
Our 2024 net new Platform Clients had a lower average starting annual recurring revenue (ARR) and non-recurring revenue as compared to historical levels. Our average ARR and non-recurring revenue for net new Platform Clients signed in the year ended December 31, 2024 (new 2024 Platform Clients), was toward the low end of the historical average expected range of $400,000 to $1,000,000, driven primarily by Platform module components, such as Healthcare.AI, that result in ARR that is significantly lower than ARR derived from a contract that includes access to all of the Platform components and analytic applications. This average ARR and non-recurring revenue range is comprised of new 2024 Platform Clients with (i) ARR and non-recurring revenue in the expected average range or significantly above the expected average range driven by the size of the client organization and the bundle of technology and services included in their subscription and (ii) ARR and non-recurring revenue meaningfully below the low-end of the expected range driven by stand-alone Platform module components, which we believe may provide an opportunity to expand our relationship with these Platform Clients in the future.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our Platform Clients whose contracts, when sold as a bundle with our analytics applications, often have built-in, contractual technology revenue escalators.
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a subset of modular clients and smaller Platform Clients have lowered their application and analytics spend. We will continue to monitor migrations from DOS to Ignite, and we have observed that clients have a few options as part of this migration. These options include expanding their relationship and spend by purchasing additional applications and services; experiencing immediate savings while maintaining the same functionality through a price reduction as part of the migration; or maintaining existing spend and realizing improvement in operations and functionality from the enhanced capabilities of Ignite. Over the course of the next few years, we anticipate our clients will continue to fall along the spectrum of these three options.
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

Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities among others. We categorize our client count into two primary categories: Platform Clients and App Clients. As discussed further in “Key Business Metrics and Non-GAAP Financial Measures” below, we are shifting from what we formerly called DOS Subscription Clients to Platform Clients, and what we formerly referred to as other clients to App Clients, which include all other clients that are not Platform Clients. Platform Clients are defined as: (i) all Platform Clients as of December 31, 2024 under our historical definition (formerly referred to as DOS Subscription Clients, which we also referred to as Platform Subscription Clients), and (ii) going forward in 2025 and beyond, any technology client that signs contracts with at least $100,000 of incremental total ARR and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. See “Key Business Metrics and Non-GAAP Financial Measures” below for more information about our Platform Clients. App Clients generally include technology clients and other clients from historical acquisitions and typically operate under subscription contracts. As of December 31, 2024, 2023, and 2022, we had 130, 109, and 98 Platform Clients with active subscriptions, respectively. As of December 31, 2024, we served over 900 App Clients compared to over 525 other clients as of December 31, 2023. The increase in other clients from December 31, 2023 to App Clients as of December 31, 2024 was primarily due to our 2024 acquisitions.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2024, greater than 90% of our total revenue was recurring in nature. Clients pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., Platform-only or modular portions of the Platform). We generally provide access to our technology and deliver professional services to clients on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. As we increase the use cases we address at a given client, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our client base over time. We saw a Dollar-based Retention Rate of 100% for each of the years ended December 31, 2024, 2023, and 2022, respectively, based on our legacy definition. Under an updated Dollar-based Retention rate described in more detail in the "Key Business Metrics and Non-GAAP Financial Measures" section the rate was 102% for the year ended December 31, 2024.
The primary costs incurred to deliver our technology are hosting fees and headcount-related costs associated with our cloud services and support teams. Hosting fees are related to providing our technology through a cloud-based environment hosted primarily by Microsoft Azure. We have experienced and expect to continue to experience operational inefficiencies associated with managing multiple hosting providers, resulting in a headwind against Adjusted Technology Gross Margin. Additionally, we are in the process of migrating our Platform Client base to Health Catalyst Ignite. We expect that these investments in our Platform will provide additional capabilities for our clients as well as improve our ability to drive cost efficiencies in our hosting and support costs per client over time. However, in the near-to-medium-term, we will incur some migration costs associated with deploying the updated architecture across Platform Clients, resulting in a headwind for our Technology Gross Margin. The primary costs incurred to deliver our professional services are the salaries, benefits, and other headcount-related costs of our team members.

We delineate our sales organization by new client acquisition and existing client retention and expansion. Selling efforts to new clients vary. Many of our new clients engage with us broadly for multiple use cases, requiring buy-in during the sales cycle across the C-suite. Alternatively, in some instances, we engage with a client in a single-use case. After we demonstrate measurable improvements, we work with our clients to expand the utilization of our Solution to other use cases or enterprise-wide. The average sales cycle for a new Platform Client is estimated to be approximately one year, but that timeline can vary materially. Because of our vertical focus on the healthcare industry, we believe our sales and marketing resources can be deployed more efficiently than at horizontally-focused companies that provide technology and services to multiple industries. Additionally, with our increased focus on driving expansion within our existing client base through our TEMS offering, we believe that our sales and marketing infrastructure is positioned well to generate meaningful leverage and growth within our services offerings without the need for the same level of incremental investment as in prior years. This operating leverage primarily stems from the fact that we already have an existing relationship with the client, inclusive of having invested in client success initiatives and having provided account management services to the client since the beginning of our contractual relationship. Over the past few years, we have invested in growth infrastructure and our sales operations and marketing teams are built to help us scale over the long term.

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
Financial Measures and Key Business Metrics
We regularly review a number of metrics, including the following key financial measures, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31,
	2024	2023	2022
GAAP Financial Measures:	(in thousands, except percentages)
Total revenue	$306,584	$295,938	$276,236
Gross profit	$114,503	$104,002	$102,942
Gross margin	37%	35%	37%
Net loss	$(69,502)	$(118,147)	$(137,403)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$149,533	$144,060	$145,849
Adjusted Gross Margin	49%	49%	53%
Adjusted EBITDA	$26,105	$11,021	$(2,487)
We monitor the key financial measures set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine team member incentives. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
Adjusted gross profit and adjusted gross margin
Gross profit is a GAAP financial measure that is calculated as revenue less cost of revenue, including depreciation and amortization of capitalized software development costs and acquired technology. We calculate gross margin as gross profit divided by our revenue. Adjusted Gross Profit is a non-GAAP financial measure that we define as gross profit, adjusted for (i) depreciation and amortization, (ii) stock-based compensation, (iii) acquisition-related costs, net, and (iv) restructuring costs, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses, as well as certain other non-recurring operating expenses.
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
Other Key Metrics
We also regularly monitor and review the number of Platform Clients and Dollar-based Retention Rate as shown in the following tables:
Platform Clients

	As of December 31,
	2024	2023	2022
Platform Clients(1)	130	109	98
__________________
(1) We have updated the name and definition of this key metric to Platform Clients from DOS Subscription Clients to better reflect the deep, long-standing, multi-faceted relationships we strive to build with the entities we serve.
Since 2016, our primary contracting model is a subscription-based contract for our platform, analytics applications, and professional services. Given how fundamental our platform is to our Solution and because the vast majority of our total revenue is derived from Platform Clients, we believe our Platform Client count is a strong indicator of our market penetration and the growth of our business. For 2025, we have updated the name and definition of this key metric to Platform Clients. In the past, we have referred to this metric as DOS Subscription Clients and Platform Subscription Clients.
Platform Clients have historically been defined as clients who directly or indirectly access our platform via a technology subscription contract. Direct access to our platform has included access to our DOS platform, Ignite platform, or Ninja Universe. Indirect access to our platform has included platform module components such as Ignite connectors, Healthcare.AI, Pop Analyzer, IDEA, and other platform components. Given the modularity of our Ignite platform, we anticipate Ignite infrastructure will be included in all of our technology Solutions in the near future and many of our Solutions already include Ignite components. Accordingly, beginning in 2025, Platform Clients will be defined as: (i) all Platform Clients as of December 31, 2024 under our historical definition (i.e., these clients will be included in our Platform Client count going forward until they cease to have an active subscription as of the end of the period), and (ii) going forward in 2025 and beyond, any technology client that signs contracts with at least $100,000 of incremental total ARR and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. Once a client is designated as a Platform Client, it will continue to be a Platform Client unless it is no longer a client with an active subscription as of the end of the period. There are some clients that became Platform Clients before 2025 with total ARR and non-recurring revenue of less than $100,000, including some net new 2024 Platform Clients.
Given the variety of ways to access our platform and the mix of specific technology Solutions included in a subscription contract, average total ARR and non-recurring revenue for net new Platform Clients can greatly vary, particularly with our new definition of this metric. In a given calendar year, our net new Platform Clients have included clients with (i) total ARR and non-recurring revenue in the expected average range for such year or significantly above the expected average range, driven by the size of the client organization and the bundle of technology and services included in their subscription, and (ii) total ARR and non-recurring revenue meaningfully below the low-end of the expected range for such year, driven primarily by sales of applications bundled with platform module components or with lower starting price points. We expect this trend will continue. For example, in 2024, the highest incremental total ARR and non-recurring revenue from a net new Platform Client was approximately $2 million and some Platform Clients were below our new threshold of $100,000 total ARR and non-recurring revenue. As previously shared, we sometimes pursue lower total ARR and non-recurring revenue contracts as a pilot and/or with the strategy that we can later expand our relationship with these Platform Clients, including through cross-selling efforts.
For 2024, we shared an expected aggregated average total ARR and non-recurring revenue for all net new Platform Clients (2024 Platform Clients) to range between $400,000 and $1,000,000. Our actual aggregated average total ARR and non-recurring revenue from 2024 Platform Clients was toward the low end of the expected range, driven primarily by lower priced, single application Ignite platform components and standalone application sales bundled with platform module components, such as Healthcare.AI. Our total net new Platform Clients was 21, which is higher than any prior years. We believe the higher number of net new Platform Clients was driven by an improved end market, an improved and more modular platform product in Ignite and its platform components, which can be sold on a standalone basis or easily bundled with applications, and a lower average starting price point, which removes barriers to entry for many health systems.

For 2025, while health systems are on a spectrum of financial stability and improvement, we are encouraged to see that average health system operating margins did improve in 2024 compared to 2023 and 2022. Supported by the improvement in the operating environment of our end market and continued progress in our rollout of Ignite and its platform modules, we anticipate net new Platform Clients additions will have an aggregated average total ARR and non-recurring revenue range of $300,000 and $700,000 in 2025, and such range reflects the update to the definition of Platform Clients.
Dollar-based Retention Rate - New Definition

Year Ended December 31,
2024
Dollar-based Retention Rate (Tech + TEMS)	102%

We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the technology and Tech-Enabled Managed Services (TEMS) ARR from our Platform Clients as of the date 12 months prior to such period end (prior period ARR ). This calculation excludes professional services ARR and non-recurring revenue. We then calculate the sum of the ARR from these same clients as of the current period end (Current period ARR). Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes ARR from new Platform Clients added in the current period who were not clients at the beginning of such period. This Current period ARR may include acquired ARR from clients (i.e., through acquisition of a company) that overlap with the Platform Clients in a given calendar year. We then divide the Current period ARR by the prior period ARR to arrive at our Dollar-Based Retention Rate for Technology and TEMS. We calculate applicable ARR for each Platform Client as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model is to contract for our Platform, analytics applications, and TEMS, our Dollar-Based Retention Rate calculated above only includes our Platform Clients. App Clients that do not meet the definition of a Platform Client, which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, and Intraprise clients, are not included in the Dollar-Based Retention Rate metrics. As it relates to TEMS, we define this cohort of clients as Platform Clients who subscribe to a Tech-Enabled Managed Services contract with the exception of our pilot ambulatory TEMS offering related to specific ambulatory services agreements, which we expect to sunset in 2025 and which will be excluded from Dollar-Based Retention Rate calculations in prior, current and future periods. This cohort of technology and TEMS ARR from our Platform Clients represents the majority of our ARR as of December 31, 2024.
As noted, our Dollar-based Retention Rate Key Metric excludes App Clients who are not Platform Clients, including clients added through acquisition, as the go-forward technology revenue growth profiles of these businesses may vary from our core Platform Clients. For example, Medicity clients have generated a lower Dollar-based Retention Rate than Platform Clients and we expect flat to declining revenue from Medicity clients in the foreseeable future.
Dollar-based Retention Rate - Legacy Definition

	Year Ended December 31,
	2024	2023	2022
Dollar-based Retention Rate (legacy)	100%	100%	100%

Historically we have calculated our legacy Dollar-based Retention Rate as of a period end by starting with the sum of the technology and professional services ARR from our Platform Clients as of the date 12 months prior to such period end (prior period ARR). We then calculated the sum of the ARR from these same clients as of the current period end (Current period ARR).

As shown above, under the updated Dollar-based Retention Rate definition, the result was 102% in 2024. This improvement compared to the legacy definition is primarily due to isolating the technology and TEMS portions of our business which are more recurring in nature compared to our non-TEMS professional services contracts.

We determined it was appropriate to make this change as a result of changing trends in the structure of our professional services contracts. For example, in 2024, we saw a dynamic where some of our clients were moving their spend from recurring FTE based subscriptions to project-based work that is more non-recurring in nature. This shift had a negative impact on non-TEMS professional services Dollar-based Retention Rate. We anticipate clients will, in many cases, continue to opt for more non-recurring project-based work rather than FTE subscription contracts, however we anticipate that many clients will opt to continue to engage in these types of non-recurring work over time. These non-recurring, project-based fees are less predictable than our recurring services and can drive fluctuations in quarterly professional services revenues and in our prior definition of the Dollar-based Retention Rate metric as well as in prior period comparisons.

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

The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$194,852	$111,732	$306,584
Cost of revenue, excluding depreciation and amortization	(67,812)	(97,993)	(165,805)
Amortization of intangible assets, cost of revenue	(16,150)	—	(16,150)
Depreciation of property and equipment, cost of revenue	(10,126)	—	(10,126)
Gross profit	100,764	13,739	114,503
Gross margin	52%	12%	37%
Add:
Amortization of intangible assets, cost of revenue	16,150	—	16,150
Depreciation of property and equipment, cost of revenue	10,126	—	10,126
Stock-based compensation	1,700	6,041	7,741
Acquisition-related costs, net(1)	320	433	753
Restructuring costs(2)	79	181	260
Adjusted Gross Profit	$129,139	$20,394	$149,533
Adjusted Gross Margin	66%	18%	49%
__________________
(1) Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.
(2) Restructuring costs include severance and other team member costs from workforce reductions.

	Year Ended December 31, 2023
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$187,583	$108,355	$295,938
Cost of revenue, excluding depreciation and amortization	(62,474)	(101,631)	(164,105)
Amortization of intangible assets, cost of revenue	(18,742)	—	(18,742)
Depreciation of property and equipment, cost of revenue	(9,089)	—	(9,089)
Gross profit	97,278	6,724	104,002
Gross margin	52%	6%	35%
Add:
Amortization of intangible assets, cost of revenue	18,742	—	18,742
Depreciation of property and equipment, cost of revenue	9,089	—	9,089
Stock-based compensation	1,866	7,369	9,235
Acquisition-related costs, net(1)	273	391	664
Restructuring costs(2)	496	1,832	2,328
Adjusted Gross Profit	$127,744	$16,316	$144,060
Adjusted Gross Margin	68%	15%	49%
__________________
(1) Acquisition-related costs, net includes deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
(2) Restructuring costs include severance and other team member costs from workforce reductions.

	Year Ended December 31, 2022
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$176,288	$99,948	$276,236
Cost of revenue, excluding depreciation and amortization	(56,642)	(86,407)	(143,049)
Amortization of intangible assets, cost of revenue	(22,832)	—	(22,832)
Depreciation of property and equipment, cost of revenue	(7,413)	—	(7,413)
Gross profit	89,401	13,541	102,942
Gross margin	51%	14%	37%
Add:
Amortization of intangible assets, cost of revenue	22,832	—	22,832
Depreciation of property and equipment, cost of revenue	7,413	—	7,413
Stock-based compensation	2,058	8,230	10,288
Acquisition-related costs, net(1)	351	655	1,006
Restructuring costs(2)	229	1,139	1,368
Adjusted Gross Profit	$122,284	$23,565	$145,849
Adjusted Gross Margin	69%	24%	53%
__________________
(1) Acquisition-related costs, net includes deferred retention expenses following the ARMUS, KPI Ninja, and Twistle acquisitions.
(2) Restructuring costs include severance and other team member costs from workforce reductions.
Technology gross margin remained constant at 52% for the years ended December 31, 2023 and 2024. Adjusted Technology Gross Margin decreased from 68% for the year ended December 31, 2023 to 66% for the year ended December 31, 2024. The year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments, as well as from costs associated with migrating Platform Clients to Health Catalyst Ignite, and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of Platform Clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, which typically begins six months or more following contract signing. The potential decline is also attributable to a small subset of App Clients reducing their software analytics application costs, which tend to be higher margin offerings.
Professional services gross margin increased from 6% for the year ended December 31, 2023 to 12% for the year ended December 31, 2024. Adjusted Professional Services Gross Margin increased from 15% for the year ended December 31, 2023 to 18% for the year ended December 31, 2024, primarily due to higher utilization rates and cost management efforts, driven in large part by the reduction in force that primarily occurred late in the fourth quarter of 2023 and early 2024.
In the fourth quarter of 2023, our board of directors approved workforce reductions as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). These reductions enabled significant improvement in our Adjusted Professional Services Gross Margin for the year ended December 31, 2024, compared to the year ended December 31, 2023. The majority of our professional services revenue is generated from data and analytics services and domain expertise services, which are also our highest gross margin professional services offerings. However, we expect that our Adjusted Professional Services Gross Margin will continue to fluctuate on a quarterly basis due to changes in our service mix, including data and analytics services, domain expertise services, TEMS, and implementation services, as well as variations in operational overhead and client-driven factors such as service delays or reductions amid macroeconomic uncertainty.
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
Total gross margin increased from 35% for the year ended December 31, 2023, to 37% for the year ended December 31, 2024. Total Adjusted Gross Margin remained constant at 49% for the years ended December 31, 2023 and 2024. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to anticipated growth in professional services, including TEMS.
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
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We generally expect Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs, including costs related to our HAS event, which we plan to hold next during the third quarter of 2025.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$(69,502)	$(118,147)	$(137,403)
Add:
Interest and other (income) expense, net	(637)	(9,106)	1,678
Income tax provision (benefit)	333	356	(4,280)
Depreciation and amortization	41,431	42,223	48,297
Stock-based compensation	40,128	55,756	72,104
Acquisition-related costs, net(1)	10,064	5,757	4,894
Litigation costs(2)	—	21,279	—
Restructuring costs(3)	2,088	8,822	8,425
Non-recurring lease-related charges(4)	2,200	4,081	3,798
Adjusted EBITDA	$26,105	$11,021	$(2,487)
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
•Impact of challenging macroeconomic environment, including high inflation and high interest rates. Recent macroeconomic challenges (including the high levels of inflation and high interest rates, new tariffs or market volatility and measures taken in response thereto) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. These challenges have also disrupted the normal operations of many businesses, including ours. Our health system end market recently experienced meaningful financial strain from significant inflation. In particular, the health system end market experienced increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 relative to 2022 and 2023. If this trend with the end-markets continues, we expect it to be a tailwind in the medium-to-long-term.
•Add new clients. We believe our ability to increase our client base will enable us to drive growth. Our potential client base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential clients invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our clients are large, complex organizations who typically have long procurement cycles, which, as a result, may lead to challenges with adding new Platform Clients.
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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, ARMUS in April 2022, ERS in October 2023, Carevive in May 2024, Lumeon in August 2024, Intraprise in November 2024, and Upfront in January 2025. The historical and go-forward revenue growth profiles of these businesses may vary from our core Platform Clients, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generated a lower dollar-based retention rate than Platform Clients and we expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. In 2024, our technology revenue and professional services revenue represented 64% and 36% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin.
Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our Platform Clients from our DOS platform to Health Catalyst Ignite. These transitions have and will continue to result in higher cost of technology revenue, which will negatively impact Adjusted Technology Gross Margin. We anticipate Ignite migrations will be completed in mid-2026.

Recent Acquisitions
Upfront Healthcare, Inc.
On January 22, 2025, we acquired Upfront Healthcare Services, Inc. (“Upfront”), a next-generation patient engagement platform provider, for preliminary consideration of approximately $41.5 million in cash and $32.1 million of our common stock, plus a potential recurring revenue-based earn-out of up to $33.4 million that, if achieved, would be paid 62.5% in common stock and 37.5% in cash. Certain Upfront shareholders also received shares of Health Catalyst common stock subject to revesting that are accounted for as post-acquisition stock-based compensation. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed, including the acquisition-date fair value of the earn-out contingent consideration liability.
Intraprise Health, LLC.

On November 8, 2024, we acquired Intraprise Health, LLC. (Intraprise), a leading provider of data and analytics technology and services to healthcare organizations. The acquisition consideration transferred was $44.9 million and was comprised of net cash consideration of $25.4 million and shares of Health Catalyst common stock with a fair value of $19.5 million.

Lumeon Ltd.
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. The acquisition consideration transferred was $39.8 million and was comprised of net cash consideration of $36.2 million, shares of Health Catalyst common stock with a fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.7 million.

Carevive Systems, Inc.
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. The acquisition consideration transferred was $22.1 million and was comprised of net cash consideration of $18.6 million, shares of Health Catalyst common stock with a fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.9 million.
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
The acquisition consideration transferred was $9.4 million and was comprised of net cash consideration of $9.3 million and shares of Health Catalyst common stock with a fair value of $0.1 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation.

KPI Ninja, Inc.
On February 24, 2022, we acquired KPI Ninja, a leading provider of interoperability, enterprise analytics, and value-based care solutions based in Lincoln, Nebraska. KPI Ninja is known for its powerful capabilities, flexible configurations, and comprehensive applications designed to fulfill the promise of data-driven healthcare. The acquisition consideration transferred was $21.4 million and was comprised of net cash consideration of $18.5 million and shares of Health Catalyst common stock with a fair value of $2.9 million, net of shares subject to revesting that are accounted for as post-acquisition stock-based compensation.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2024, 2023, and 2022, technology revenue represented 64%, 63%, and 64% of total revenue, respectively, and professional services revenue represented 36%, 37%, and 36% of total revenue, respectively.
Technology revenue. Technology revenue primarily consists of subscription fees charged to clients for access to use our Platform and analytics applications. We provide clients access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and generally have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. The vast majority of our Platform Client subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.
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
Although we expect cost of technology revenue to increase in absolute dollars as we increase headcount, cloud computing, and hosting costs to accommodate growth, and as we continue to transition clients to third-party hosted data centers with Microsoft Azure and migrate clients to Health Catalyst Ignite, we anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. We expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of clients from on-premise deployments to Microsoft Azure-hosted environments and migrating clients to Health Catalyst Ignite.
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The 2023 Restructuring Plan has reduced our ongoing cost of professional services revenue. However, we expect that the future savings from the reduced headcount may be offset by continued growth in our professional services, including TEMS. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.

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

Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The 2023 Restructuring Plan increased our research and development expenses in the fourth quarter of 2023 until midway through 2024 due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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

Interest and other income (expense), net
Interest and other income (expense), net primarily consists of income from our investment holdings offset by interest expense. Interest expense is primarily attributable to the Convertible Senior Notes and Credit Agreement and also includes the amortization of deferred financing costs related to our debt arrangements.

Income tax benefit
Income tax benefit consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for our net deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development.
As of December 31, 2024, we had federal and state NOLs of $680.7 million and $571.6 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2025, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
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

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue:
Technology	$194,852	$187,583	$176,288
Professional services	111,732	108,355	99,948
Total revenue	306,584	295,938	276,236
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	67,812	62,474	56,642
Professional services(1)(2)(3)	97,993	101,631	86,407
Total cost of revenue, excluding depreciation and amortization	165,805	164,105	143,049
Operating expenses:
Sales and marketing(1)(2)(3)	54,387	67,321	87,514
Research and development(1)(2)(3)	57,950	72,627	75,680
General and administrative(1)(2)(3)(4)(5)	56,817	76,559	61,701
Depreciation and amortization	41,431	42,223	48,297
Total operating expenses	210,585	258,730	273,192
Loss from operations	(69,806)	(126,897)	(140,005)
Interest and other income (expense), net	637	9,106	(1,678)
Loss before income taxes	(69,169)	(117,791)	(141,683)
Income tax provision (benefit)	333	356	(4,280)
Net loss	$(69,502)	$(118,147)	$(137,403)
__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$1,700	$1,866	$2,058
Professional services	6,041	7,369	8,230
Sales and marketing	12,120	20,982	28,082
Research and development	7,696	11,213	12,938
General and administrative	12,571	14,326	20,796
Total	$40,128	$55,756	$72,104

(2)Includes acquisition-related costs, net, as follows:

	Year Ended December 31,
	2024	2023	2022
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$320	$273	$351
Professional services	433	391	655
Sales and marketing	791	697	1,894
Research and development	703	787	3,045
General and administrative	7,817	3,609	(1,051)
Total	$10,064	$5,757	$4,894

(3)Includes restructuring costs, as follows:

	Year Ended December 31,
	2024	2023	2022
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$79	$496	$229
Professional services	181	1,832	1,139
Sales and marketing	449	2,415	3,023
Research and development	443	3,337	3,410
General and administrative	936	742	624
Total	$2,088	$8,822	$8,425

(4)Includes litigation costs, as follows:

	Year Ended December 31,
	2024	2023	2022
Litigation costs:	(in thousands)
General and administrative	$—	$21,279	$—

(5)Includes non-recurring lease-related charges, as follows:

	Year Ended December 31,
	2024	2023	2022
Non-recurring lease-related charges:	(in thousands)
General and administrative	$2,200	$4,081	$3,798

	Year Ended December 31,
	2024	2023	2022
Revenue:
Technology	64%	63%	64%
Professional services	36	37	36
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	22	21	21
Professional services	32	34	31
Total cost of revenue, excluding depreciation and amortization	54	55	52
Operating expenses:
Sales and marketing	18	23	32
Research and development	19	25	27
General and administrative	19	26	22
Depreciation and amortization	14	14	18
Total operating expenses	70	88	99
Loss from operations	(24)	(43)	(51)
Interest and other income (expense), net	1	3	(1)
Loss before income taxes	(23)	(40)	(52)
Income tax provision (benefit)	—	—	(2)
Net loss	(23)%	(40)%	(50)%

Discussion of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$194,852	$187,583	$7,269	4%
Professional services	111,732	108,355	3,377	3%
Total revenue	$306,584	$295,938	$10,646	4%
Percentage of revenue:
Technology	64%	63%
Professional services	36%	37%
Total	100%	100%
Total revenue was $306.6 million for the year ended December 31, 2024, compared to $295.9 million for the year ended December 31, 2023, an increase of $10.6 million, or 4%.
Technology revenue was $194.9 million, or 64% of total revenue, for the year ended December 31, 2024, compared to $187.6 million, or 63% of total revenue, for the year ended December 31, 2023. The technology revenue growth was primarily from new Platform Clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services partially offset by elevated churn levels.
Professional services revenue was $111.7 million, or 36% of total revenue, for the year ended December 31, 2024, compared to $108.4 million, or 37% of total revenue, for the year ended December 31, 2023. The professional services revenue growth is primarily due to implementation, analytics, and other improvement services being provided to new Platform Clients, which includes TEMS.
Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$67,812	$62,474	$5,338	9%
Professional services	97,993	101,631	(3,638)	(4)%
Total cost of revenue, excluding depreciation and amortization	$165,805	$164,105	$1,700	1%
Percentage of total revenue	54%	55%
Cost of technology revenue, excluding depreciation and amortization, was $67.8 million for the year ended December 31, 2024, compared to $62.5 million for the year ended December 31, 2023, an increase of $5.3 million, or 9%. The increase was primarily due to a $5.7 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, partially offset by a $0.5 million decrease in salary and related personnel costs, including stock-based compensation and restructuring costs.
Cost of professional services revenue was $98.0 million for the year ended December 31, 2024, compared to $101.6 million for the year ended December 31, 2023, a decrease of $3.6 million, or 4%. This decrease was primarily due to a $1.5 million decrease in contractor and outside service fees, a $1.3 million decrease in stock-based compensation, and a $0.8 million decrease in salary and related personnel costs, including restructuring costs.

Operating Expenses
Sales and marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$54,387	$67,321	$(12,934)	(19)%
Percentage of total revenue	18%	23%
Sales and marketing expenses were $54.4 million for the year ended December 31, 2024, compared to $67.3 million for the year ended December 31, 2023, a decrease of $12.9 million, or 19%. The decrease was primarily due to a $8.9 million decrease in stock-based compensation and a $5.0 million decrease in salary and related personnel costs, including restructuring costs. These decreases were partially offset by a $1.4 million increase in contractor and outside service provider fees.
Sales and marketing expense as a percentage of total revenue decreased from 23% in the year ended December 31, 2023 to 18% in the year ended December 31, 2024.
Research and development

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Research and development	$57,950	$72,627	$(14,677)	(20)%
Percentage of total revenue	19%	25%
Research and development expenses were $58.0 million for the year ended December 31, 2024, compared to $72.6 million for the year ended December 31, 2023, a decrease of $14.7 million, or 20%. The decrease was primarily due to a $9.0 million decrease in salary and related personnel costs, including restructuring costs, a $3.5 million decrease in stock-based compensation, and a $2.0 million decrease in contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 25% in the year ended December 31, 2023 to 19% in the year ended December 31, 2024.
General and administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$56,817	$76,559	$(19,742)	(26)%
Percentage of total revenue	19%	26%
General and administrative expenses were $56.8 million for the year ended December 31, 2024, compared to $76.6 million for the year ended December 31, 2023, a decrease of $19.7 million, or 26%. The decrease was primarily due to a $21.3 million decrease in litigation costs compared to those that occurred in the prior-year period, a $1.9 million decrease in lease-related impairment charges, and a $1.8 million decrease in stock-based compensation. These decreases were partially offset by a $4.2 million net increase in acquisition-related costs.
General and administrative expense as a percentage of revenue decreased from 26% in the year ended December 31, 2023 to 19% in the year ended December 31, 2024.
Depreciation and amortization

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$41,431	$42,223	$(792)	(2)%
Percentage of total revenue	14%	14%

Depreciation and amortization expenses were $41.4 million for the year ended December 31, 2024, compared to $42.2 million for the year ended December 31, 2023, a decrease of $0.8 million, or 2%. This decrease was primarily due to certain intangible assets from our business combinations becoming fully amortized.
Depreciation and amortization expense as a percentage of revenue remained constant at 14% for the years ended December 31, 2024, and 2023.
Interest and other income (expense), net

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Interest income	$17,982	$16,389	$1,593	10%
Interest expense	(17,086)	(7,287)	(9,799)	(134)%
Other income (expense)	(259)	4	(263)	n/m(1)
Total interest and other expense, net	$637	$9,106	$(8,469)	93%
_______________________________
(1)Not meaningful
Interest and other income (expense), net decreased $8.5 million, or 93%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change is primarily due to a $9.8 million increase in interest expense related to our new credit agreement with Silver Point Finance, partially offset by a $1.6 million increase in interest income on our short-term investments, primarily due to higher market interest rates.
Income tax provision

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Income tax provision	$333	$356	$(23)	(6)%

Income tax provision was largely consistent in the year ended December 31, 2024 compared to the year ended December 31, 2023. Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $392.0 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also have the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, subject to satisfaction of certain conditions, including a minimum liquidity threshold, and a maximum recurring revenue/leverage ratio. Borrowings under the Credit Agreement are expected to bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.

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

Refer to “Note 10-Debt” of our consolidated financial statements for additional details regarding the Credit Agreement.
Share repurchase plan
In August 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2024 there were no share repurchases. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of December 31, 2024.
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (the Notes), pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes will mature on April 15, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, with the form of consideration determined at our election. The conversion rate is initially 32.6797 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $30.60 per share of our common stock). We have the intent and ability to settle the Notes fully in cash upon the maturity date in April 2025.
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
Refer to “Note 10-Debt” of our consolidated financial statements for additional details regarding the private offering of the Notes and the Capped Calls.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$14,559	$(33,080)	$(35,270)
Net cash (used in) provided by investing activities	(22,902)	20,293	(39,021)
Net cash provided by (used in) financing activities	151,746	2,730	(2,613)
Effect of exchange rate changes on cash and cash equivalents	(34)	21	(11)
Net increase (decrease) in cash and cash equivalents	$143,369	$(10,036)	$(76,915)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2024, net cash provided by operating activities was $14.6 million, which included a net loss of $69.5 million. Non-cash charges primarily consisted of $41.4 million in depreciation and amortization, $40.1 million in stock-based compensation, $3.3 million related to the amortization of debt discount, issuance costs, and deferred financing costs, and $2.2 million in impairment of long-lived assets, reduced by $4.8 million of investment discount accretion.
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
Investing activities

Net cash used in investing activities for the year ended December 31, 2024 of $22.9 million was primarily due to the purchases of short-term investments of $168.3 million, offset by the sale and maturity of short-term investments of $242.1 million. The net investing cash inflows provided by our short-term investment activity were offset by investing cash outflows of $80.3 million in the acquisition of businesses, $14.3 million of capitalized internal-use software development costs, and $2.1 million in purchases of property, equipment, and intangible assets.

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

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 of $151.7 million was primarily the result of $152.3 million of proceeds related to our Credit Agreement and drawing on the delayed draw facility, net of issuance costs, $2.4 million in proceeds from our ESPP and $0.2 million in stock option exercise proceeds, reduced by $2.2 million for the payment of deferred financing costs and $1.0 million in debt repayments.

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
We generally value the expected contingent consideration and the corresponding liabilities using a probability model such as the Monte Carlo method or Black-Scholes Model based on estimates of potential payment scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period. As applicable, the portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations.
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
Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit, which requires management to use significant judgment and estimation. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the reporting units, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We typically use the income or market approach to measure the fair value of reporting units. The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. When a quantitative analysis is necessary, we typically engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining the fair values of our reporting units.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $392.0 million and $317.7 million as of December 31, 2024 and 2023, respectively, which are held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions.
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
As of December 31, 2024 and 2023, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
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
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn as of the Closing Date. as of December 31, 2024, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.
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

Today, our international sales contracts are denominated in U.S. dollars or local currencies, while our international operating expenses are primarily denominated in local currencies. In the future, an increasing portion of our international sales contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars.
Inflation risk
The recently high inflationary environment has adversely affected workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also have the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, subject to satisfaction of certain conditions, including a minimum liquidity threshold, and a maximum recurring revenue/leverage ratio. We are required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the amount of the unutilized delayed draw term loan. The deferred financing costs related to the delayed draw facility, including the directly attributable debt discount, have been capitalized to other assets on our consolidated balance sheets, and amortized to interest expense in the consolidated statement of operations, in each case over the respective terms.

Borrowings under the initial term loan bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.
Refer to Note 10-Debt of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our contractual obligations related to debt.
Operating lease obligations
We lease office space under operating leases that expire between 2025 and 2031. As of December 31, 2024, we had total future operating lease payment obligations of $23.7 million, with $3.6 million payable within the next 12 months.
Refer to Note 9-Leases of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our operating lease obligations.
Purchase commitments
As of December 31, 2024, we had $32.7 million of remaining non-cancelable contractual commitments related to our third-party cloud infrastructure agreements, under which we committed to spend an aggregate of at least $45.8 million between February 2023 and January 2028. We expect to fully consume these contractual commitments in the ordinary course of operations.
Restructuring liabilities
During the year ended December 31, 2023, we initiated a restructuring plan to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As of December 31, 2024, we had no restructuring liabilities payable within the next 12 months.
Refer to Note 11-Restructuring Costs of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our restructuring liabilities.
Off-balance sheet arrangements
As of December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine the distinct performance obligations and standalone selling prices for each performance obligation, allocate the transaction price to the performance obligations and determine the appropriate timing of revenue recognition for each distinct performance obligation.

Our audit procedures included, among others, testing a sample of contracts. For each contract selection, we read the executed contract to assess management’s evaluation of significant nonstandard terms and conditions and tested the appropriateness of the determination of distinct performance obligations. We also tested the allocation of the transaction price and management’s determination of standalone selling price for performance obligations by assessing the appropriateness of the methodology applied, testing the calculations for mathematical accuracy and testing selections to corroborate the data underlying the Company’s calculations. To test the timing of revenue recognition and the appropriateness of the methodology employed for each distinct performance obligation, we tested the amounts recognized as revenue or recorded as deferred revenue. Additionally, we performed an analytical procedure to verify the appropriateness of the timing of revenue recognition and tested the completeness and accuracy of relevant underlying data utilized in the analytical procedure.

Business Combinations

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, during 2024, the Company completed the acquisitions of Carevive Systems, Inc., Lumeon Ltd. and Intraprise Health, LLC. for net consideration of $22 million, $40 million and $45 million, respectively. These transactions were accounted for as business combinations.

Auditing the Company’s accounting for these acquisitions was complex when considered in aggregate due to the significant estimation inherent in determining the fair values of the developed technologies and customer relationships intangible assets, which totaled $20 million and $19 million in aggregate, respectively. The significant estimation was primarily due to the sensitivity of the aggregated fair values to the underlying revenue growth rate assumption utilized in the valuation of the developed technologies and customer relationships intangible assets for the period after the initial acquisition year and prior to the application of a long-term growth rate (“discrete revenue growth rates”). As the discrete revenue growth rates are forward-looking, this assumption could be impacted by the future performance of the acquired businesses and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls that address the risk of material misstatement related to the Company’s accounting for these acquisitions, in particular the determination of the discrete revenue growth rates utilized in the estimation of the fair value of developed technologies and customer relationships intangible assets. Specifically, we tested controls over the development of and management’s review of the forecasted discrete revenue growth rates utilized in the valuation of the developed technologies and customer relationships intangible assets of each acquisition.

To test the estimated fair value of the developed technologies and customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the valuation methodology and testing the reasonableness of the discrete revenue growth rates used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the estimated fair values. We involved our valuation specialists to assist with our assessment of the appropriateness of the valuation methodology applied by the Company.

We also tested the reasonableness of the discrete revenue growth rates included in the fair value estimates. For example, we compared the discrete revenue growth rates to current industry, market and economic trends, revenue growth rates used to value similar assets in other acquisitions, historical results of the acquired businesses, and the Company’s budgets and forecasts. In addition, we performed sensitivity analyses over these growth rates. Additionally, we performed a benchmarking analysis to determine that the acquired intangible assets as a percentage of total purchase consideration were within a reasonable range in relation to other recent industry business combinations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Salt Lake City, Utah
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Catalyst, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Health Catalyst, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Health Catalyst, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2025

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$249,645	$106,276
Short-term investments	142,355	211,452
Accounts receivable, net(1)	57,182	60,290
Prepaid expenses and other assets	16,468	15,379
Total current assets	465,650	393,397
Property and equipment, net	29,394	25,712
Intangible assets, net	86,052	73,384
Operating lease right-of-use assets	12,058	13,927
Goodwill	259,759	190,652
Other assets	6,016	4,742
Total assets	$858,929	$701,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,433	$6,641
Accrued liabilities	26,340	23,282
Deferred revenue(1)	53,281	55,753
Operating lease liabilities	3,614	3,358
Current portion of long-term debt	231,182	—
Total current liabilities	325,850	89,034
Long-term debt, net of current portion	151,178	228,034
Deferred revenue, net of current portion	249	77
Operating lease liabilities, net of current portion	16,291	17,676
Other liabilities	154	74
Total liabilities	493,722	334,895
Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of December 31, 2024 and 2023; 64,043,799 and 58,295,491 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,552,714	1,484,056
Accumulated deficit	(1,186,672)	(1,117,170)
Accumulated other comprehensive (loss) income	(835)	33
Total stockholders’ equity	365,207	366,919
Total liabilities and stockholders’ equity	$858,929	$701,814
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue(1):
Technology	$194,852	$187,583	$176,288
Professional services	111,732	108,355	99,948
Total revenue	306,584	295,938	276,236
Cost of revenue, excluding depreciation and amortization(1):
Technology	67,812	62,474	56,642
Professional services	97,993	101,631	86,407
Total cost of revenue, excluding depreciation and amortization	165,805	164,105	143,049
Operating expenses:
Sales and marketing	54,387	67,321	87,514
Research and development	57,950	72,627	75,680
General and administrative	56,817	76,559	61,701
Depreciation and amortization	41,431	42,223	48,297
Total operating expenses	210,585	258,730	273,192
Loss from operations	(69,806)	(126,897)	(140,005)
Interest and other income (expense), net	637	9,106	(1,678)
Loss before income taxes	(69,169)	(117,791)	(141,683)
Income tax provision (benefit)	333	356	(4,280)
Net loss	$(69,502)	$(118,147)	$(137,403)
Net loss per share, basic	$(1.15)	$(2.09)	$(2.56)
Net loss per share, diluted	$(1.15)	$(2.09)	$(2.63)
Weighted-average shares outstanding used in calculating net loss per share, basic	60,185	56,418	53,722
Weighted-average shares outstanding used in calculating net loss per share, diluted	60,185	56,418	54,080
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(69,502)	$(118,147)	$(137,403)

Other comprehensive gain (loss):
Change in net unrealized gains (losses) on available for sale investments	(13)	662	(487)
Change in foreign currency translation adjustment	(855)	19	(94)
Comprehensive loss	$(70,370)	$(117,466)	$(137,984)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of Balance as of January 1, 2022	52,622,080	$1,401,025	$(878,860)	$(67)	$522,098
Cumulative effect of adoption of ASU 2020-06	—	(61,213)	17,240	—	(43,973)
Vesting of restricted stock units and restricted shares	2,060,836	—	—	—	—
Issuance of common stock under ESPP	303,685	3,153	—	—	3,153
Exercise of stock options	353,499	3,969	—	—	3,969
Stock-based compensation	—	73,082	—	—	73,082
Issuance of common stock for settlement of contingent consideration	517,575	10,052	—	—	10,052
Issuance of common stock as acquisition consideration	113,386	3,006	—	—	3,006
Repurchase of common stock	(709,139)	(8,393)	—	—	(8,393)
Net loss	—	—	(137,403)	—	(137,403)
Other comprehensive loss	—	—	—	(581)	(581)
Balance as of Balance as of December 31, 2022	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	2,628,206	—	—	—	—
Issuance of common stock under ESPP	419,680	3,588	—	—	3,588
Exercise of stock options	130,710	950	—	—	950
Stock-based compensation	—	56,645	—	—	56,645
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(118,147)	—	(118,147)
Other comprehensive income	—	—	—	681	681
Balance as of Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	2,292,131	—	—	—	—
Issuance of common stock under ESPP	453,463	2,411	—	—	2,411
Exercise of stock options	26,668	169	—	—	169
Stock-based compensation	—	41,146	—	—	41,146
Issuance of common stock as acquisition consideration	2,976,046	24,932	—	—	24,932
Net loss	—	—	(69,502)	—	(69,502)
Other comprehensive loss	—	—	—	(868)	(868)
Balance as of Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(69,502)	$(118,147)	$(137,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	40,128	55,756	72,104
Depreciation and amortization	41,431	42,223	48,297
Investment discount and premium accretion	(4,757)	(9,720)	(2,236)
Impairment of long-lived assets	2,200	4,081	5,023
Non-cash operating lease expense	2,685	2,990	3,231
Provision for expected credit losses	1,202	1,821	691
Amortization of debt discount, issuance costs, and deferred financing costs	3,256	1,511	1,500
Deferred tax provision (benefit)	77	8	(4,523)
Change in fair value of contingent consideration liabilities	(1,642)	—	(4,668)
Payment of acquisition-related contingent consideration	—	—	(3,234)
Other	141	67	(145)
Change in operating assets and liabilities:
Accounts receivable, net	4,281	(13,663)	788
Prepaid expenses and other assets	(50)	164	(478)
Accounts payable, accrued liabilities, and other liabilities	5,581	4,868	(4,702)
Deferred revenue	(7,012)	(1,487)	(5,997)
Operating lease liabilities	(3,460)	(3,552)	(3,518)
Net cash provided by (used in) operating activities	14,559	(33,080)	(35,270)
Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	242,067	336,801	315,171
Purchases of short-term investments	(168,307)	(290,836)	(308,961)
Capitalization of internal-use software	(14,274)	(11,957)	(12,987)
Acquisition of businesses, net of cash acquired	(80,277)	(11,392)	(27,846)
Purchases of property and equipment	(1,616)	(1,236)	(2,167)
Purchases of intangible assets	(508)	(1,118)	(2,260)
Proceeds from the sale of property and equipment	13	31	29
Net cash provided by (used in) investing activities	(22,902)	20,293	(39,021)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	152,277	—	—
Payment of deferred financing costs	(2,152)	—	—
Repayment of debt	(959)	—	—
Proceeds from employee stock purchase plan	2,411	3,588	3,153
Proceeds from exercise of stock options	169	950	3,969
Repurchase of common stock	—	(1,808)	(8,393)
Payments of acquisition-related consideration	—	—	(1,342)
Net cash provided by (used in) financing activities	151,746	2,730	(2,613)
Effect of exchange rate changes on cash and cash equivalents	(34)	21	(11)
Net increase (decrease) in cash and cash equivalents	143,369	(10,036)	(76,915)
Cash and cash equivalents at beginning of period	106,276	116,312	193,227
Cash and cash equivalents at end of period	$249,645	$106,276	$116,312

Supplemental disclosures of cash flow information
Cash paid for interest	$10,119	$5,750	$5,750
Cash paid for income taxes, net	269	266	297

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with business acquisitions	$24,932	$—	$3,006
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,267	2,033	169
Stock-based compensation capitalized as internal-use software	1,018	889	976
Capitalized internal-use software included in accounts payable and accrued liabilities	265	169	448
Purchase of property and equipment included in accounts payable and accrued liabilities	13	7	213
Purchase of intangible assets included in accounts payable and accrued liabilities	—	1,310	488
Common stock issued for settlement of contingent consideration	—	—	10,052

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Nature of operations
Health Catalyst, Inc. (Health Catalyst) was incorporated under the laws of Delaware in September 2011. We are a leading provider of data and analytics technology and services to healthcare organizations. Our Solution comprises our cloud-based data platform, software analytics applications, and expertise. Our clients, which are primarily healthcare providers, use our Solution to manage their data, derive analytical insights to operate their organization, and produce measurable clinical, financial, and operational improvements.
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
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by our Chief Executive Officer, who we have concluded is our chief operating decision maker (CODM) in assessing performance and making decisions regarding resource allocation. We operate our business in two operating segments that also represent our reportable segments. Our segments are (1) technology and (2) professional services.
The CODM is regularly provided with and uses Adjusted Gross Profit as the measure of our profit used to assess performance and allocate resources between the two operating segments. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across our two operating segments. Refer to Note 20-Segments for additional details.
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
We record contract liabilities as deferred revenue when cash payments are received or due in advance of performance. Deferred revenue includes advance consideration received from the client and billings in excess of revenue recognized.
Refer to Note 17-Contract Balances and Remaining Performance Obligations for additional details.
Deferred costs
We capitalize sales commissions, and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of December 31, 2024 and 2023, $2.1 million and $2.2 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2024 and 2023, the remaining $2.9 million and $3.3 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $2.7 million, $2.3 million, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included within sales and marketing expense in the consolidated statements of operations.
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
We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$4,105	$2,300	$1,600
Current period provision for expected credit losses	1,202	1,821	691
Write-offs, net of recoveries	(1,107)	(16)	9
Balance at end of period	$4,200	$4,105	$2,300
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the years ended December 31, 2024, 2023, and 2022.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
For the years ended December 31, 2024, 2023, and 2022, we expensed $8.0 million, $3.5 million and $2.3 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations.
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
We generally value the expected contingent consideration and the corresponding liabilities using a probability model such as the Monte Carlo method or Black-Scholes Model based on estimates of potential payment scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period.
As applicable, the portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations. Refer to Note 7-Fair Value of Financial Instruments for additional details related to contingent consideration liabilities outstanding during the year ended December 31, 2024.
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, we incurred $5.1 million, $2.6 million, and $5.7 million in advertising costs, respectively.
Development costs and internal-use software
For technology products that are developed to be sold externally or installed on premise, we determined that technological feasibility is reached shortly before the products are ready for general release. Any costs associated with software development between the time technological feasibility is reached and general release are not material.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Stock-based compensation
Stock-based awards, including stock options, restricted stock units, performance-based restricted stock units, and restricted shares are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date or, when applicable, the modification date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however, if necessary we also consider whether any adjustments are required when the market closing price does not reflect certain material non-public information that we know but is unavailable to marketplace participants on the date of grant. We record forfeitures of stock-based awards as the actual forfeitures occur. The measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, in the same period and in the same manner as though we had paid cash for the services, which is typically the vesting period of the respective award.
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
We perform ongoing credit evaluations of our clients’ financial condition and require no collateral from clients. We review the expected collectability of accounts receivable and record an allowance for credit losses based on the probability of future collections. There were no clients with more than 10% of total outstanding accounts receivable as of December 31, 2024 and 2023. There were no clients with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2024, 2023, and 2022.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at December 31, 2024 and 2023. Money market funds and short-term investments are measured at fair value on a recurring basis. On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
Accounting pronouncements adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU for the year ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the notes to the consolidated financial statements.
Recent accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.
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
2024 Acquisitions
Intraprise Health, LLC
On November 8, 2024, we acquired Intraprise Health, LLC (Intraprise), a leading provider of data and analytics technology and security services to healthcare organizations. We accounted for the acquisition of Intraprise as a business combination. The acquisition consideration transferred was $44.9 million and was comprised of net cash consideration of $25.4 million and Health Catalyst common shares with a fair value of $19.5 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Intraprise.

The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Intraprise (in thousands):

Assets acquired:
Accounts receivable, net	$1,344
Prepaid expenses and other assets	118
Client relationships	12,400
Developed technology	4,200
Trademarks	300
Total assets acquired	18,362
Less liabilities assumed:
Accrued and other current liabilities	199
Deferred revenue	2,877
Total liabilities assumed	3,076
Total assets acquired, net	15,286
Goodwill	29,598
Total consideration transferred, net of cash acquired	$44,884
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include enterprise client relationships, small and medium business client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of seven years, three years, three years, and three years, respectively. The resulting goodwill from the Intraprise acquisition was allocated $23.7 million to the technology reporting unit and $5.9 million to the professional services reporting unit, and $21.5 million of acquired goodwill is deductible for income tax purposes.

The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the year ended December 31, 2024.

The amount of revenue attributable to the acquired business of Intraprise was not material to our consolidated statement of operations for the year ended December 31, 2024. Income (loss) information for Intraprise after the acquisition date through December 31, 2024 is not presented as the Intraprise business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Lumeon Ltd.
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. We accounted for the acquisition of Lumeon as a business combination. The acquisition consideration transferred was $39.8 million and was comprised of net cash consideration of $36.2 million, Health Catalyst common shares with a fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.7 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Lumeon.

The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Lumeon (in thousands):

Assets acquired:
Accounts receivable, net	$967
Prepaid expenses and other assets	795
Property and equipment, net	165
Client relationships	3,700
Developed technology	11,400
Trademarks	1,300
Total assets acquired	18,327
Less liabilities assumed:
Accrued and other current liabilities	1,131
Deferred revenue	1,759
Total liabilities assumed	2,890
Total assets acquired, net	15,437
Goodwill	24,393
Total consideration transferred, net of cash acquired	$39,830

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

As of December 31, 2024, we recorded a measurement period adjustment as a result of the completion of a UK historic loss analysis that concluded that no limitation is required related to Lumeon's historic UK tax loss carryforwards as a result of a major change in nature or conduct of trade. The measurement period adjustment increased the deferred tax assets acquired and we have provided a valuation allowance for the net deferred tax assets acquired. The measurement period adjustment decreased acquired goodwill by $3.7 million.

The preliminary allocation of the consideration transferred is subject to other potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The amount of revenue attributable to the acquired business of Lumeon was not material to our consolidated statement of operations for the year ended December 31, 2024. Income (loss) information for Lumeon after the acquisition date through December 31, 2024 is not presented as the Lumeon business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of up to $5.0 million to continuing Lumeon team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention payments are generally subject to vesting based upon continued employment over a required service period. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the year ended December 31, 2024, we recognized compensation expense of $1.1 million related to these retention payments.

Carevive Systems, Inc.

On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. Oncology providers and life science researchers use Carevive’s flagship platform and/or Carevive data in routine clinical practice for treatment care planning, clinical trial screening, care coordination, remote patient monitoring, and/or post-treatment care. The acquisition consideration transferred was $22.1 million and was comprised of net cash consideration of $18.7 million, Health Catalyst common shares with a fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Carevive.

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

The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the year ended December 31, 2024.

The amount of revenue attributable to the acquired business of Carevive was not material to our consolidated statement of operations for the year ended December 31, 2024. Income (loss) information for Carevive after the acquisition date through December 31, 2024 is not presented as the Carevive business was integrated into our operations immediately following the acquisition and is impracticable to quantify.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of up to $1.8 million to continuing Carevive team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention payments are generally subject to vesting based upon continued employment over a required service period. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the year ended December 31, 2024, we recognized compensation expense of $0.8 million related to these retention payments.

Unaudited Pro Forma Financial Information

The following table reflects our unaudited pro forma combined results of operations for the years ended December 31, 2024 and 2023 as if the acquisitions of Intraprise, Carevive, and Lumeon had taken place on January 1, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
	(unaudited)
Pro forma net loss	$(80,035)	$(153,606)

The unaudited pro forma information is presented for informational purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2023 or to project potential results as of any future date or for any future periods. The unaudited pro forma information, including adjustments, are based upon available information and certain assumptions that we believe are reasonable. Pro forma revenue has not been presented for these 2024 acquisitions as the impact to our consolidated financial statements was not material.

The nature and amount of material, nonrecurring pro forma adjustments directly attributable to these acquisitions which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
	(unaudited)
Amortization of acquired intangible assets	$(5,715)	$(8,748)
Acquisition-related costs, net	9,122	(2,235)

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $5.0 million to continuing ARMUS team members. The retention payments are generally subject to vesting based upon continued employment over a required service period of 3 years. Any forfeited retention payments are reallocated to remaining ARMUS team members until the aggregate amount of $5.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the years ended December 31, 2024 and 2023, we recognized compensation expense of $1.2 million and $1.4 million, respectively, related to these retention payments. As of December 31, 2024, there is an additional $0.4 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 0.3 years.
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
In addition to the purchase price, we agreed to make cash retention payments in an aggregate amount of $3.0 million to continuing KPI Ninja team members. The retention payments are subject to vesting based upon continued employment over a required service period of four years. Any forfeited retention payments are reallocated to remaining KPI Ninja team members until the aggregate amount of $3.0 million is fully paid. Such amounts are recorded as post-combination compensation expense and recognized on a straight-line basis over the relevant vesting terms. During the years ended December 31, 2024 and 2023, we recognized compensation expense of $0.6 million and $0.9 million, respectively, related to these retention payments. As of December 31, 2024, there was an additional $0.6 million of unrecognized compensation expense related to these retention payments expected to be recognized over a weighted-average period of 1.1 years.
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2024	2023	2022
Recurring technology	$194,852	$187,226	$175,808
One-time technology (i.e., perpetual license)	—	357	480
Professional services	111,732	108,355	99,948
Total revenue	$306,584	$295,938	$276,236
For the years ended December 31, 2024, 2023, and 2022, 97.2%, 98.3%, and 98.0% of revenue, respectively, was related to contracts with clients located in the United States.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Technology	Professional Services	Total
Balance as of December 31, 2022	$185,200	$782	$185,982
2023 acquisition	4,670	—	4,670
Balance as of December 31, 2023	189,870	782	190,652
2024 acquisitions	63,747	5,887	69,634
Foreign currency translation adjustments	(527)	—	(527)
Balance as of December 31, 2024	$253,090	$6,669	$259,759
As of December 31, 2024, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$124,109	$(93,611)	$30,498
Client relationships and contracts	108,824	(57,020)	51,804
Computer software licenses	11,149	(9,503)	1,646
Trademarks	4,694	(2,590)	2,104
Total intangible assets	$248,776	$(162,724)	$86,052
As of December 31, 2023, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$103,929	$(79,057)	$24,872
Client relationships and contracts	90,064	(45,230)	44,834
Computer software licenses	10,680	(7,933)	2,747
Trademarks	2,820	(1,889)	931
Total intangible assets	$207,493	$(134,109)	$73,384
Amortization expense of acquired intangible assets for the years ended December 31, 2024, 2023, and 2022 was $28.7 million, $29.6 million, and $37.2 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations. We have not incurred any intangible asset impairment charges for the years ended December 31, 2024, 2023, and 2022.

The weighted-average remaining amortization period by type of intangible assets as of December 31, 2024 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	3.0
Client relationships and contracts	4.5
Computer software licenses	1.5
Trademarks	2.4

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2024, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2025	$27,381
2026	23,466
2027	19,623
2028	7,315
2029	3,320
Thereafter	4,947
Total future amortization expense	$86,052

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment	$10,309	$9,638
Leasehold improvements	8,456	8,814
Furniture and fixtures	3,757	3,735
Capitalized internal-use software costs	46,143	30,771
Computer software	111	111
Total property and equipment	68,776	53,069
Less: accumulated depreciation	(39,382)	(27,357)
Property and equipment, net	$29,394	$25,712
Our long-lived assets are primarily located in the United States with immaterial amounts located in the United Kingdom and India. Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $12.8 million, $12.6 million, and $11.1 million, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs. During the years ended December 31, 2024, 2023, and 2022 we impaired $0.7 million, $1.2 million, and $1.2 million, respectively, of leasehold improvements and furniture and fixtures related to the subleased portions of our corporate headquarters. Refer to Note 9-Leases for additional details. During the years ended December 31, 2023 and 2022, we also incurred $0.6 million and $1.2 million, respectively, of impairment related to discontinued capitalized internal-use software projects as part of restructuring, with no such impairment during the year ended December 31, 2024. Refer to Note 11-Restructuring Costs for additional details.
We capitalized $15.4 million, $12.8 million, and $14.1 million of internal-use software costs for the years ended December 31, 2024, 2023, and 2022, respectively. We incurred $9.7 million, $8.5 million, and $6.8 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2024, 2023, and 2022, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive gain (loss) on the consolidated statements of comprehensive loss unless unrealized losses are due to credit-related factors and accounted for as part of our provision for expected credit losses. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2024, 2023, and 2022. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$186,872	$—	$—	$186,872	$186,872	$—
U.S. treasury notes	177,129	70	—	177,199	58,386	118,813
Commercial paper	13,940	1	—	13,941	—	13,941
Corporate bonds	9,598	3	—	9,601	—	9,601
Total	$387,539	$74	$—	$387,613	$245,258	$142,355

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$99,779	$—	$—	$99,779	$99,779	$—
U.S. treasury notes	65,856	68	—	65,924	—	65,924
Commercial paper	85,358	—	(18)	85,340	—	85,340
Corporate bonds	43,746	49	—	43,795	—	43,795
U.S. agency securities	16,405	—	(12)	16,393	—	16,393
Total	$311,144	$117	$(30)	$311,231	$99,779	$211,452
The following table presents the contractual maturities of our short-term investments as of December 31, 2024 and December 31, 2023 (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$142,294	$142,355	$211,365	$211,452
Due between one and five years	—	—	—	—
Total	$142,294	$142,355	$211,365	$211,452

Accrued interest receivables related to our available-for-sale securities of $0.6 million and $0.9 million as of December 31, 2024 and 2023, respectively, were included within prepaid expenses and other assets on our consolidated balance sheets.

We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of December 31, 2024 and 2023, there were no material unrealized losses due to expected credit loss-related factors.

7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$186,872	$—	$—	$186,872
U.S. treasury notes	177,199	—	—	177,199
Commercial paper	—	13,941	—	13,941
Corporate bonds	—	9,601	—	9,601
Total	$364,071	$23,542	$—	$387,613

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$99,779	$—	$—	$99,779
U.S. treasury notes	65,924	—	—	65,924
Commercial paper	—	85,339	—	85,339
Corporate bonds	—	43,796	—	43,796
U.S. agency securities	—	16,393	—	16,393
Total	$165,703	$145,528	$—	$311,231

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2024 and 2023.
Convertible Senior Notes
As of December 31, 2024, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $227.5 million. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 10-Debt for further information.
Nonrecurring fair value measurements
We recorded impairment charges of $2.2 million, $4.1 million, and $3.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to the impairment of ROU assets, leasehold improvements, and furniture and fixtures associated with recently subleased office space. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates. Refer to Note 9-Leases for further information.
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
There were no contingent consideration liabilities related to the acquisitions of Intraprise, ERS, ARMUS, or KPI Ninja.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is zero based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned as of December 31, 2024. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs as of December 31, 2024:

	Valuation Method	Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
Revenue-based earn-out liabilities	Black-Scholes	7.5-7.7%	20%	0.8	4.4%

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of January 1, 2024	$—
Acquisition-date contingent consideration liabilities from acquisitions (see Note 2)	1,642
Change in fair value of contingent consideration liabilities	(1,642)
Balance as of December 31, 2024	$—
8. Accrued liabilities
As of December 31, 2024 and 2023, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation and benefit expenses	$11,655	$11,680
Restructuring liabilities	—	2,355
Interest payable	4,803	1,090
Other accrued liabilities	9,882	8,157
Total accrued liabilities	$26,340	$23,282
9. Leases
Operating leases
We lease office space under operating leases that expire between 2025 and 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
During the year ended December 31, 2020 we took initial possession of the first 118,207 square feet of our headquarters in South Jordan, Utah to begin leasehold improvements, which resulted in an initial right-of-use asset and corresponding operating lease liability of $23.8 million, and commencement of operating lease expense. During the year ended December 31, 2023 the leased square footage of our corporate headquarters expanded and we took possession of an additional 9,830 rentable square feet of office space, which resulted in an additional right-of-use asset and corresponding lease liability of $1.5 million. We have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2024. As of December 31, 2024, 74,354 rentable square feet of our corporate headquarters was subleased. We classified each sublease as an operating lease. The initial subleases have terms ranging from eighteen months to 8.5 years. As indicators of impairment arise, we have performed recoverability tests of the relevant asset groups, comprised of operating lease right-of-use and other related assets, and in some instances have determined that the carrying value of these asset groups were not fully recoverable. As a result, we measured and recognized total impairment charges of $2.2 million, $4.1 million, and $3.8 million during the years ended December 31, 2024, 2023, and 2022, respectively, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our consolidated statements of operations. During the year ended December 31, 2024, $1.5 million of the impairment charge was allocated to the ROU assets and the remaining $0.7 million was allocated to leasehold improvements, while during the year ended December 31, 2023, $2.9 million of the impairment charge was allocated to the ROU asset and the remaining $1.2 million was allocated to leasehold improvements, and during the year ended December 31, 2022, $2.6 million of the impairment charge was allocated to the ROU asset and the remaining $1.2 million was allocated to leasehold improvements and furniture and fixtures.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Components of lease expense (income) are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$3,313	$3,077	$2,569
Short-term lease expense	209	92	109
Sublease income	(1,532)	(1,292)	(764)
Total	$1,990	$1,877	$1,914
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
Maturities of lease liabilities under operating leases at December 31, 2024 are as follows (in thousands):

Year ending December 31:
2025	$3,615
2026	3,591
2027	3,618
2028	3,648
2029	3,212
Thereafter	5,980
Total lease payments	23,664
Less: Imputed interest	(3,759)
Total lease liability	$19,905
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$12,058	$13,927
Operating lease liabilities, current	$3,614	$3,358
Operating lease liabilities, non-current	16,291	17,676
Total operating lease liabilities	$19,905	$21,034

Weighted-average remaining operating lease term (years)	6.7	7.9
Weighted-average operating lease discount rate	5.4%	5.2%

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
10. Debt
Debt consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
2.50% convertible senior notes due 2025	$230,000	$230,000
Variable interest rate term loan maturing 2029	162,388	—
Total Principal Outstanding	392,388	230,000
Less: Unamortized discount and issuance costs	(10,028)	(1,966)
Net carrying amount	382,360	228,034
Less: Current portion of long-term debt	(231,182)	—
Long-term debt, net of current portion	$151,178	$228,034
Components of interest expense are summarized as follows (in thousands):

	As of December 31,
	2024	2023	2022
Contractual interest expense	$13,255	$5,776	$5,739
Amortization of debt discount and issuance costs	2,362	1,511	1,500
Amortization of deferred financing costs and other	1,469	—	—
Total	$17,086	$7,287	$7,239
Maturity of Debt
As of December 31, 2024, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:
2025	$231,627
2026	1,627
2027	1,627
2028	1,627
2029	155,880
Total debt maturities	392,388
Less: Unamortized debt discount and issuance costs	(10,028)
Net carrying amount	$382,360
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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also have the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, subject to satisfaction of certain conditions, including a minimum liquidity threshold, and a maximum recurring revenue/leverage ratio. We are required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the amount of the unutilized delayed draw term loan.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The deferred financing costs related to the delayed draw facility, including the directly attributable debt discount, have been capitalized to other assets on our consolidated balance sheets, and amortized to interest expense in the consolidated statement of operations, in each case over the respective terms.

Borrowings under the initial term loan bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029. We expect to use the net proceeds from the initial term loan, together with cash on hand, (i) to repurchase, repay, and/or pay amounts of cash due upon conversion of any or all of the Notes at any time on or prior to the maturity thereof and (ii) for working capital and general corporate purposes. We expect to use the proceeds from the delayed draw term loan facility, to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.

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

As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement.
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

On or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time. Upon conversion, holders will receive cash, shares of our common stock or a combination of cash and shares of common stock, at our election. Based on the closing price of our common stock of $7.07 on December 31, 2024, the if-converted value of the Notes was less than their respective principal amounts. As of December 31, 2024, the Notes are classified as a current liability on our consolidated balance. We have the intent and ability to settle the Notes fully in cash upon the maturity date in April 2025.

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
11. Restructuring Costs
2023 Restructuring Plan
During the quarter and year ended December 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). As part of the 2023 Restructuring Plan, we significantly reduced headcount throughout both our professional services and technology segments, including among our senior leadership team. The restructuring costs primarily related to severance and other team member costs from workforce reductions and impairment of a discontinued capitalized internal-use software project. We substantially completed all actions under the 2023 Restructuring Plan midway through 2024 and, as of December 31, 2024, the related restructuring liabilities were completely settled through cash outlays made to impacted team members.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following tables summarize our 2023 Restructuring Plan costs by financial statement line item for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
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

Restructuring liabilities related to the 2023 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

2023 Restructuring Plan Liability Rollforward
Balance as of January 1, 2023	$—
Restructuring costs	6,767
Cash payments	(3,797)
Adjustments for non-cash items(1)	(615)
Balance as of December 31, 2023	$2,355
Restructuring costs	2,088
Cash payments	(4,443)
Balance as of December 31, 2024	$—
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
12. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2024 and 2023, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 64,043,799 and 58,530,880 shares were legally issued and outstanding as of December 31, 2024 and 2023, respectively. The shares legally issued and outstanding as of December 31, 2024 and 2023, included zero and 235,389 shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2024.
Share repurchase plan
In August 2022, our Board of Directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2024 there were no share repurchases. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $29.8 million as of December 31, 2024.
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss per share, basic
Numerator:
Net loss	$(69,502)	$(118,147)	$(137,403)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	60,184,920	56,418,397	53,721,702
Net loss per share, basic	$(1.15)	$(2.09)	$(2.56)
Net loss per share, diluted
Numerator:
Net loss	$(69,502)	$(118,147)	$(137,403)
Dilutive change in fair value of shares issuable as contingent consideration	—	—	(4,668)
Net loss for diluted calculation	$(69,502)	$(118,147)	$(142,071)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	60,184,920	56,418,397	53,721,702
Dilutive effect of shares issuable as acquisition-related contingent consideration	—	—	358,030
Weighted-average number of shares used in calculating net loss per share, diluted	60,184,920	56,418,397	54,079,732
Net loss per share, diluted	$(1.15)	$(2.09)	$(2.63)

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
During the years ended December 31, 2024, 2023 and 2022, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of December 31,
	2024	2023	2022
Common stock options	1,053,251	1,396,452	1,748,306
Restricted stock units	3,505,406	3,111,584	3,292,943
Performance-based restricted stock units	524,313	188,533	534,380
Shares related to convertible senior notes	7,516,331	7,516,331	7,516,331
Restricted shares	—	235,389	503,020
Total potentially dilutive securities	12,599,301	12,448,289	13,594,980
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
As of December 31, 2024, 2023, and 2022, there were 23,644,211, 20,717,667, and 17,929,420 shares authorized for grant, respectively, and 4,288,278, 3,831,444, and 2,479,622 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively, the Stock Incentive Plan).
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Options	$13	$60	$2,722
Restricted stock units (RSUs)	35,067	45,108	54,760
Performance-based restricted stock units (PRSUs)	2,152	1,304	5,209
Employee stock purchase plan	927	1,731	1,623
Restricted shares	1,969	7,553	7,790
Total stock-based compensation	$40,128	$55,756	$72,104

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$7,741	$9,235	$10,288
Sales and marketing	12,120	20,982	28,082
Research and development	7,696	11,213	12,938
General and administrative	12,571	14,326	20,796
Total stock-based compensation	$40,128	$55,756	$72,104
For the years ended December 31, 2024, 2023, and 2022 we capitalized $1.0 million, $0.9 million, and $1.0 million respectively, of stock-based compensation as internal-use software.
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
The fair value of options, which vest in accordance with service schedules, was estimated on the date of grant or, when applicable, the modification date, using the Black-Scholes option pricing model. We account for forfeitures as they occur. All standard stock options outstanding at December 31, 2024 and 2023 are expected to vest according to their specific schedules.
A summary of the share option activity under the Health Catalyst Stock Plan for the year ended December 31, 2024, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,396,452	$11.70	4.0	$85,565
Options exercised	(26,668)	6.35
Options cancelled/expired	(316,533)	11.22
Outstanding at December 31, 2024	1,053,251	$11.99	3.1	$—
Vested and expected to vest as of December 31, 2024	1,053,251	$11.99	3.1	$—
Vested and exercisable as of December 31, 2024	1,053,251	$11.99	3.1	$—
There were no stock options granted during the years ended December 31, 2024, 2023, and 2022. The aggregate intrinsic value of stock options exercised was $0.1 million, $0.7 million, and $3.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was zero, $0.4 million, and $5.2 million, respectively. As of December 31, 2024, all of our outstanding stock options were fully vested and there was no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2024	3,111,584	$19.16
RSUs granted	2,790,828	8.51
RSUs vested	(2,013,009)	18.52
RSUs forfeited	(383,997)	15.16
Unvested and outstanding at December 31, 2024	3,505,406	$11.49
During the years ended December 31, 2024, 2023, and 2022, we granted RSUs with a weighted-average grant date fair value of $8.51, $11.77, and $23.53, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $37.3 million, $51.3 million, and $59.2 million, respectively. As of December 31, 2024, we had $33.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.9 years.
Performance-based restricted stock units (PRSUs)
2024 Executive PRSUs
During the year ended December 31, 2024, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility	65.5%	61.7%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.33% - 4.91%	4.38% - 5.01%
Expected dividends	—	—

The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the year ended December 31, 2024:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2024	188,533	$12.99
PRSUs granted	445,000	9.45
PRSUs vested	(43,733)	14.37
PRSUs forfeited	(65,487)	12.77
Unvested and outstanding at December 31, 2024	524,313	$9.90
During the years ended December 31, 2024, 2023, and 2022 we granted PRSUs with a weighted-average grant date fair value of $9.45 and $12.42, and $25.46 respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated fair value using a Monte Carlo simulation valuation model for the market-based tranches. The total grant date fair value of PRSUs vested during the years ended December 31, 2024, 2023, and 2022 was $0.6 million, $4.8 million, and $13.0 million respectively. As of December 31, 2024, we had $2.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.5 years.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	55.5%-56.8%	54.3%-99.4%	37.5%-75.8%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.2%-5.4%	4.8%-5.5%	0.2%
Expected dividends	—	—	—
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
During the year ended December 31, 2024, we issued 453,463 shares under the ESPP, with a weighted-average purchase price per share of $5.32. Total cash proceeds withheld from employees for the purchase of shares under the ESPP in 2024 were $2.4 million. As of December 31, 2024, 1,602,003 shares are reserved for future issuance under the ESPP.
Restricted shares issued as part of acquisitions
As part of the Twistle acquisition that closed on July 1, 2021, 67,939 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was subject to one year or, in some instances, eighteen months of continuous service and the restricted shares were released on the eighteen-month anniversary of the acquisition closing date.
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
As part of the ERS acquisition that closed on October 2, 2023, 175,901 shares of our common stock were issued pursuant to the terms of the acquisition agreement and are considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of those shares was originally subject to eighteen months of continuous service with cliff vesting. However, due to workforce reductions made as part of the 2023 Restructuring Plan, the ERS restricted shares were fully vested in February 2024, resulting in an acceleration of the related stock-based compensation expense.
As of December 31, 2024, all of our previously issued restricted shares of Health Catalyst common stock granted in connection with the Twistle, KPI Ninja, ARMUS and ERS acquisitions are fully vested and there is no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
15. Income Taxes
For the years ended December 31, 2024, 2023, and 2022, the income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$—	$—	$—
Foreign	62	204	43
State	194	144	200
Total current tax provision	256	348	243
Deferred taxes:
Federal	61	8	(3,723)
Foreign	4	(1)	(1)
State	12	1	(799)
Total deferred provision (benefit)	77	8	(4,523)
Total income tax provision (benefit)	$333	$356	$(4,280)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	(0.2)	(0.1)	0.5
Federal research and development credits	—	—	(0.1)
Stock-based compensation	(7.1)	(7.0)	(7.1)
Contingent consideration	0.5	—	0.9
Transaction costs	(0.8)	—	—
Change in valuation allowance	(13.6)	(14.0)	(11.7)
Other, net	(0.2)	(0.2)	(0.5)
Effective income tax rate	(0.4)%	(0.3)%	3.0%

The income tax provision of $0.3 million and $0.4 million for the years ended December 31, 2024, and 2023, respectively, consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. The income tax benefit of $4.3 million recorded for the year ended December 31, 2022, is primarily related to the discrete deferred tax benefits attributable to the release of a portion of the domestic valuation allowance during the respective periods. The release of valuation allowance is attributable to the acquisitions of KPI Ninja and ARMUS in 2022, which resulted in deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $4.5 million.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$194,572	$154,938
Research and development credits	27,273	27,273
Code 174 capitalized research and development	36,806	30,745
Operating lease liabilities	4,768	5,345
Intangible assets	3,725	4,946
Accrued expenses	2,384	1,968
Interest limitation carryforward	2,115	3,167
Property and equipment	1,807	1,683
Stock-based compensation	1,691	1,653
Allowance for bad debt	1,055	1,028
Deferred revenue	804	722
Foreign non-trading loss carryforward	481	—
Debt-related costs	318	—
Other	82	118
Total deferred income tax assets	277,881	233,586
Valuation allowance	(268,589)	(226,267)
Net deferred income tax assets	9,292	7,319
Deferred income tax liabilities:
Foreign intangible assets	(3,256)	—
Operating lease right-of-use assets	(2,724)	(3,493)
Prepaid expenses	(2,112)	(2,470)
Deferred commissions	(1,201)	(1,323)
Indefinite-lived intangible assets	(154)	(73)
Convertible debt	—	(33)
Total deferred income tax liabilities	(9,447)	(7,392)
Net deferred income tax liabilities	$(155)	$(73)
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
We have provided a valuation allowance for our net deferred tax assets, absent differences related to intangible assets with indefinite lives, at December 31, 2024 and 2023, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets, apart from an immaterial deferred tax liability as noted previously. The net deferred income tax liability balance is recorded under Other Liabilities on the consolidated balance sheets. During the years ended December 31, 2024 and 2023, respectively, the valuation allowance increased by $42.3 million and $20.2 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2024, we had approximately $680.7 million of consolidated federal net operating loss carryforwards and $571.6 million of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2025, respectively. We have federal research and development credit carryforwards of $25.5 million and state research and development credit carryforwards of $10.9 million, which if not utilized will begin to expire in 2032 and 2025, respectively. To the extent we do not utilize our carryforwards within the applicable statutory carryforward periods, either because of ownership changes and limitations under Code Sections 382 and 383 and similar state laws or the lack of sufficient taxable income, the carryforwards will expire unused.
Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The Company most recently performed a detailed analysis in December 2021 to determine whether an ownership change under Section 382 of the Code had occurred or will occur that resulted in limitations pursuant to Section 382 and Section 383 due to pre-acquisition changes in ownership identified. It is possible that additional limitations may arise in future years due to future changes in the ownership of the Company.
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, including unutilized net operating loss and research and development credit carryforwards, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2021 and 2020, respectively.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$6,818	$6,821	$6,848
Decrease in unrecognized tax benefits taken in prior years	—	(3)	(27)
Ending balance	$6,818	$6,818	$6,821
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes. However, as of December 31, 2024 and 2023, we have not accrued interest and penalties because we have net operating loss carryforwards.
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
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focuses upon Patient Safety Monitor. On June 15, 2023, we entered into a settlement and mutual release agreement (Settlement Agreement) with Pascal Metrics and agreed to pay $18.8 million without admission of any wrongdoing, resolving the litigation amongst the parties. The Settlement Agreement provided us with a broad intellectual property license of the alleged trade secrets that were the subject matter of the Complaint. The Complaint was dismissed with prejudice on June 20, 2023 and the settlement amount was paid on June 27, 2023. The litigation charges were recorded as part of general and administrative expense in our consolidated statements of operations. There were no litigation charges recorded during the year ended December 31, 2024.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
17. Contract Balances and Performance Obligations
Contract balances
As of December 31, 2024 and 2023, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $11.8 million and $4.7 million, respectively.
As of December 31, 2024 and 2023, the total of current and non-current deferred revenue on our consolidated balance sheets was $53.5 million and $55.8 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the years ended December 31, 2024, 2023, and 2022 approximately $52.0 million (17%), $52.9 million (18%), and $55.9 million (20%), respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $277.4 million of revenue on unsatisfied performance obligations as of December 31, 2024. We expect to recognize approximately 65% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
18. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $16.7 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively, after the related party relationship commenced. As of December 31, 2024 and 2023, we had receivables from this related party of $2.2 million and $1.9 million, respectively, and deferred revenue with this related party of $0.1 million and $0.1 million, respectively.
We have revenue arrangements with clients that were also our investors. None of these clients hold a significant amount of ownership in our equity interests.
19. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $5.4 million, $5.7 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, we matched 100% of the first 4% of an employees’ 401(k) plan contributions.
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
The CODM is regularly provided with and reviews revenue and Adjusted Gross Profit by operating segment. The CODM uses Adjusted Gross Profit as the primary measure of our profit used to assess performance and allocate resources between the two operating segments. Adjusted Cost of Revenue is a significant segment expense that is easily computable by subtracting segment Adjusted Gross Profit from segment revenue.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Technology:
Revenue	$194,852	$187,583	$176,288
Adjusted Cost of Revenue(1)	65,713	60,244	54,004
Adjusted Gross Profit	$129,139	$127,339	$122,284

Professional Services:
Revenue	$111,732	$108,355	$99,948
Adjusted Cost of Revenue(2)	91,338	93,256	76,383
Adjusted Gross Profit	$20,394	$15,099	$23,565
____________________
(1)Technology Adjusted Cost of Revenue primarily consists of costs associated with hosting and supporting our technology, including third-party cloud computing and hosting costs, license and revenue share fees, contractor costs, and salary and related personnel costs for our cloud services and support teams. Technology Adjusted Cost of Revenue excludes depreciation, amortization, stock-based compensation, acquisition-related costs, net, and restructuring costs.
(2)Professional Services Adjusted Cost of Revenue primarily consists of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. Professional Services Adjusted Cost of Revenue excludes stock-based compensation, acquisition-related costs, net, and restructuring costs.
The reconciliation between reportable segment Adjusted Gross Profit to consolidated loss before income tax is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Adjusted Gross Profit:
Technology	$129,139	$127,339	$122,284
Professional Services	20,394	15,099	23,565
Total reportable segments Adjusted Gross Profit	149,533	142,438	145,849
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(7,741)	(9,235)	(10,288)
Acquisition-related costs, net(3)	(753)	(664)	(1,006)
Restructuring costs	(260)	(706)	(1,368)
Less other reconciling items:
Sales and marketing	(54,387)	(67,321)	(87,514)
Research and development	(57,950)	(72,627)	(75,680)
General and administrative	(56,817)	(76,559)	(61,701)
Depreciation and amortization	(41,431)	(42,223)	(48,297)
Interest and other income (expense), net	637	9,106	(1,678)
Loss before income taxes	$(69,169)	$(117,791)	$(141,683)
____________________
(3) Acquisition-related costs, net include deferred retention expenses following the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
21. Subsequent Events
Upfront Acquisition
On January 22, 2025, we acquired Upfront Healthcare Services, Inc. (“Upfront”), a next-generation patient engagement platform provider, for preliminary consideration of approximately $41.5 million in cash and $32.1 million of our common stock, plus a potential recurring revenue-based earn-out of up to $33.4 million that, if achieved, would be paid 62.5% in common stock and 37.5% in cash. Given the recent timing of the closing of this business combination, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement relating to our 2025 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.
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
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing rules, as applicable. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement relating to our 2025 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our proxy statement relating to our 2025 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our proxy statement relating to our 2025 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement relating to our 2025 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.

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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger, dated January 10, 2025, by and among Health Catalyst, Inc., Upfront Healthcare Services, Inc., and the other parties named therein.	Filed herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	Filed herewith

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	10-K	10.6	February 28, 2023

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.9#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021
10.10#	Offer Letter, dated March 27, 2023, between the Registrant and Ben Landry.	10-Q	10.2	May 10, 2023

10.11#	Offer Letter, dated February 5, 2024, between the Registrant and Daniel LeSueur.	Filed herewith

10.12#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.13#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

10.14#	Policy for Recovery of Erroneously Awarded Compensation	10-K	97	February 22, 2024

19.1	Insider Trading Policy	Filed herewith

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 2/26/2025	By:	/s/ Jason Alger
Jason Alger
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Daniel Burton, Jason Alger, and Benjamin Landry, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Burton	Chief Executive Officer and Director	2/26/2025
Daniel Burton	(Principal Executive Officer)

/s/ Jason Alger	Chief Financial Officer	2/26/2025
Jason Alger	(Principal Financial and Accounting Officer)

/s/ John A. Kane	Director	2/26/2025
John A. Kane

/s/ Duncan Gallagher	Director	2/26/2025
Duncan Gallagher

/s/ Jill Hoggard Green	Director	2/26/2025
Jill Hoggard Green

/s/ Matthew Kolb	Director	2/26/2025
Matthew Kolb

/s/ Julie Larson-Green	Director	2/26/2025
Julie Larson-Green

/s/ Anita V. Pramoda	Director	2/26/2025
Anita V. Pramoda

/s/ S. Dawn Smith	Director	2/26/2025
S. Dawn Smith