Form 10-K/A
period 2024-12-31
Health Catalyst, Inc.
filed 2025-04-30
CIK 1636422

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
DOCUMENTS INCORPORATED BY REFERENCE
None
_______________

EXPLANATORY NOTE

On February 26, 2025, Health Catalyst, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2025 annual meeting of the stockholders will be filed within 120 days of December 31, 2024. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as expressly noted above, this Amendment does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

As used in this Amendment, unless expressly indicated or the context otherwise requires, references to “we,” “our,” “us,” “Health Catalyst,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries.

HEALTH CATALYST, INC.
Amendment No. 1 to 2024 Annual Report on Form 10-K

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTORS
The following table sets forth information regarding our directors as of March 31, 2025:

Name	Class	Age	Position	Director Since	Current Term Expires
Employee Directors:
Daniel Burton	II	50	Chief Executive Officer and Director	2011	2027

Independent Directors:
John A. Kane(1)	II	72	Chair and Director	2016	2027
Julie Larson Green(2)	II	63	Director	2020	2027
Duncan Gallagher(1)(3)	III	65	Director	2017	2025
Matthew Kolb	I	43	Director	2023	2026
S. Dawn Smith(1)	I	61	Director	2020	2026
Jill Hoggard Green(2)	III	66	Director	2024	2025

(1)	Member of our audit committee.
(2)	Member of our compensation committee.
(3)	Member of our nominating and corporate governance committee.
Information Concerning Directors

Daniel Burton. Mr. Burton has served as our Chief Executive Officer since October 2012 and a member of our board of directors since September 2011. Mr. Burton served as our President from September 2011 to October 2012, and as an adviser from January 2011 to September 2011. Prior to that, Mr. Burton co-founded HB Ventures, LLC (HB Ventures), a private investment firm. Prior to Health Catalyst and HB Ventures, Mr. Burton led the Corporate Strategy Group at Micron Technology, Inc. He also spent eight years with HP Inc. (HPQ) in strategy and marketing management roles. Before joining HPQ he was an associate consultant with the Boston Consulting Group, where he advised healthcare systems and technology companies. Mr. Burton holds a B.S. from Brigham Young University and an M.B.A. from Harvard Business School.

We believe that Mr. Burton is qualified to serve as a member of our board of directors due to his experience as our Chief Executive Officer and his leadership experience in technology and healthcare businesses.
John A. Kane. Mr. Kane has served as a member of our board of directors since February 2016 and was appointed Chair of our board in May 2021. Mr. Kane currently serves as a business consultant for various organizations. Mr. Kane served as the interim Chief Financial Officer of athenahealth, Inc., a public healthcare company during his tenure, from July 2017 to January 2018. Mr. Kane was formerly Senior Vice President - Finance, Chief Financial Officer, and Treasurer of IDX Systems Corporation (IDXC), a leading provider of software, services, and technologies for healthcare provider organizations, which was a public company during his tenure, from 1984 until the acquisition of IDXC by GE Healthcare in January 2006. Prior to joining IDXC, Mr. Kane was an audit manager at Ernst & Young, LLP, in Boston, Massachusetts.

Mr. Kane also served as a director and chair of the audit committee of Merchants Bancshares, Inc., a public company during his tenure, from 2005 until 2014 and athenahealth, Inc. from 2007 until February 2019. He currently serves on the board of directors of several privately-held companies. Mr. Kane holds a B.S. and a M.Acc. from Brigham Young University.
We believe that Mr. Kane is qualified to serve as a member of our board of directors due to his background as a member of the board and audit committees of other public and private companies and his leadership experience in technology and healthcare businesses.

Julie Larson-Green. Ms. Larson-Green has served as a member of our board of directors since January 2020. Since September 2021, Ms. Larson-Green has served as Chief Technology Officer of Magic Leap, Inc., a technology company. Between January 2018 and February 2021, Ms. Larson-Green served as the Chief Experience Officer at Qualtrics International Inc. From 1993 to 2017, she served in a variety of executive leadership and product development roles at Microsoft, including leadership in building Microsoft Office, Windows, Internet Explorer, Xbox, and Surface. She served on the board of directors of View, Inc. from June 2021 until [August] 2024. Ms. Larson-Green holds a B.A. in Business Administration and Management from Western Washington University and Master’s degree in Computer Software Engineering from Seattle University.

We believe that Ms. Larson-Green is qualified to serve as a member of our board of directors based on her executive leadership experience, including Chief Experience Officer of a technology company, and her knowledge of the technology industry.
Duncan Gallagher. Mr. Gallagher has served as a member of our board of directors since May 2017. Since March 2017, Mr. Gallagher has served as President of Donegal Advisory Services, LLC, a healthcare consulting company. From August 2009 to January 2017, Mr. Gallagher held various positions at Allina Health, a healthcare services company, including Chief Financial Officer and Chief Administrative Officer. Mr. Gallagher holds a B.S. from the University of South Dakota and an M.B.A. from the University of Minnesota.

We believe that Mr. Gallagher is qualified to serve as a member of our board of directors based on his experience as a Chief Financial Officer and director of healthcare services companies and his knowledge of the healthcare industry.
Jill Hoggard Green. Dr. Hoggard Green has served as a member of our board of directors since December 2024. Dr. Hoggard Green currently serves as a trustee and on the executive committees for The Joint Commissions, Joint Commission Resources, and Joint Commission International. Dr. Hoggard Green served as the Chief Executive Officer of Queen’s Health System (QHS) from September 2019 to July 2024. Dr. Hoggard Green also served as Chief Operating Officer of Mission Health from 2011 to 2019 and of PeaceHealth from 2004 to 2011. Dr. Hoggard Green holds a B.S., M.S., and PhD from the University of Utah.

We believe that Dr. Hoggard Green is qualified to serve as a member of our board of directors based on her executive leadership experience, including serving as a Chief Executive Officer and Chief Operating Officer of health systems, and her knowledge of the healthcare industry.

Matthew Kolb. Mr. Kolb has served as a member of our board of directors since July 2023. Since September 2019, Mr. Kolb has served as the Executive Vice President and Chief Operating Officer of Carle Health, a nonprofit health system. From July 2014 to September 2019, Mr. Kolb served in a variety of roles at Carle Health, including Chief Administrative Officer. From August 2007 to July 2014, Mr. Kolb held various positions at Allina Health, a healthcare services company, including Vice President of the Neuroscience Institute. Mr. Kolb holds a B.A. from the University of Illinois at Urbana-Champaign, an M.H.A. from the University of Missouri-Columbia, and a J.D. from the University of Missouri-Columbia, School of Law.

We believe that Mr. Kolb is qualified to serve as a member of our board of directors based on his executive leadership experience, including serving as Chief Operating Officer of a health system, and his knowledge of the healthcare industry.

S. Dawn Smith. Ms. Smith has served as a member of our board of directors since January 2020. Ms. Smith has served as President of Cologix, Inc. (Cologix) since August 2018, where she helps drive strategy and execution for the firm’s extensive infrastructure of secure, hyperscale edge data center sites and solutions. Ms. Smith also served as Chief Operating Officer of Cologix from August 2018 to October 2022. Her experience with the management and shepherding of data across multiple industries gives her unique perspective. She previously served in legal advisory roles at Wilson Sonsini Goodrich & Rosati and as a partner at Morrison & Foerster LLP, where she practiced for nearly a decade in corporate and securities law, including mergers and acquisitions, public company corporate governance, compliance, and venture capital transactions. She also served as senior vice president, Chief Legal Officer, and Chief Compliance Officer at VMware, Inc., where she led a team of more than 150 team members and was responsible for global legal, compliance, and government relations. She also previously served as executive vice president and Chief Legal Officer at McAfee Corp. Ms. Smith currently serves on the board of directors of the Minority Corporate Counsel Association and has served on the board of directors of CoreCivic, Inc. since March 2025. Ms. Smith holds a B.S. from the U.S. Naval Academy, a J.D. from Stanford Law School, and an M.B.A. from Providence College.

We believe that Ms. Smith is qualified to serve as a member of our board of directors based on her executive leadership experience, including serving as a Chief Operating Officer, Chief Legal Officer, and Chief Compliance Officer of technology companies, and her knowledge of the technology industry.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers as of March 31, 2025:

Name	Age	Position(s)
Daniel Burton	50	Chief Executive Officer and Director
Jason Alger	41	Chief Financial Officer
Kevin Freeman	52	Chief Commercial Officer
Benjamin Landry	43	General Counsel
Dan LeSueur	47	Chief Operating Officer
Linda Llewelyn	58	Chief People Officer

As previously disclosed, Bryan Hunt stepped down as our Chief Financial Officer and was replaced by Jason Alger, effective March 1, 2024. Furthermore, Dan LeSueur assumed the role of Chief Operating Officer effective March 1, 2024.

Information Concerning Executive Officers
The following biographical information is furnished with respect to our executive officers (except for Mr. Burton, whose biographical information appears above under “Information Concerning Directors”):

Jason Alger. Mr. Alger has served as our Chief Financial Officer since March 2024. Previously, Mr. Alger served as our Chief Accounting Officer from January 2021 to March 2024. Mr. Alger has also served as our Senior Vice President of Finance from September 2017 to December 2020, and as Controller from April 2013 to September 2017. Prior to that, Mr. Alger served in the assurance practice of Ernst & Young LLP. Mr. Alger is a certified public accountant and holds a M.Acc. from Brigham Young University.
Kevin Freeman. Mr. Freeman has served as our Chief Commercial Officer since January 2023. Previously, Mr. Freeman served as our Chief Growth Officer from September 2022 to January 2023, our Chief Revenue Officer from March 2021 to September 2022, and our Vitalware Chief Revenue Officer from September 2020 to March 2021. Prior to that, Mr. Freeman served as the Chief Revenue Officer of Vitalware, LLC from March 2015 to August 2020. Mr. Freeman holds a B.A. in Sociology from the University of Texas at Arlington.
Benjamin Landry. Mr. Landry has served as our General Counsel and Corporate Secretary since May 2023. Previously, Mr. Landry served as our Assistant General Counsel from July 2019 to April 2023. From April 2015 to July 2019, Mr. Landry served in a variety of legal roles at athenahealth, Inc., including as Associate General Counsel. Prior to that, Mr. Landry was an associate at Nixon Peabody LLP from February 2011 to April 2015. Mr. Landry holds a B.A. in English from Boston College and a J.D. from Northeastern University School of Law.
Dan LeSueur. Mr. LeSueur has served as our Chief Operating Officer since March 2024. Previously, Mr. LeSueur served as the Company’s Senior Vice President and General Manager of the Tech-Enabled Managed Services and Professional Services Business Unit from January 2020 to February 2024 and also served in a variety of other roles, including CFO of Professional Services, Strategic Account Executive, Technical Director and Data Architect, beginning in October 2011. Prior to that, Mr. LeSueur owned and operated a management consultancy firm that assisted ambulatory practices in the implementation of electronic health records and data-driven management methodologies. Mr. LeSueur holds an M.B.A. and Master’s degree in Health-Sector Management from Arizona State University and a B.A. in Economics from Brigham Young University.
Linda Llewelyn. Ms. Llewelyn has served as our Chief People Officer since February 2018. From August 2015 to February 2018, Ms. Llewelyn served as our Vice President - Human Resources. Prior to that, Ms. Llewelyn served as a Human Resources Director from January 2014 to August 2015 and as a Human Resources Manager from June 2013 to January 2014. Ms. Llewelyn holds a B.S. from the University of Utah.

CORPORATE GOVERNANCE

Code of Conduct
Our board has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is available on our investor relations website at https://ir.healthcatalyst.com/corporate-governance/governance-overview. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above. During fiscal 2024, no waivers were granted from any provision of the code of conduct.
Insider Trading Policy
We have adopted an insider trading policy governing the trading in our securities by our directors, officers, employees and consultants that is designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes.

Our insider trading policy provides that our directors, officers, employees and consultants may not trade any of our securities while in possession of material, non-public information (MNPI) relating to such security. In addition, our insider trading policy prohibits trading any of our securities during specified restricted periods that generally begin at the close of business on the fifteenth day of the last month of each fiscal quarter and end at the start of the second full trading day following the date of public disclosure of the financial results for the related fiscal quarter. There are limited exceptions to these restricted trading periods, such as certain exercises of stock options or trades made pursuant to an established plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Our insider trading policy includes restrictions regarding direct or indirect communications of MNPI to anyone outside the Company. Our insider trading policy also prohibits all covered persons from engaging in derivative securities transactions, including hedging, with respect to our securities and from pledging our securities as collateral for a loan or holding our securities in a margin account.

The foregoing summary of our insider trading policy is not complete and is qualified by reference to our full insider trading policy, a copy of which can be found as an exhibit to our Original Form 10-K.
Committees of Our Board
Our board has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a transactions committee. The transactions committee was disbanded in April 2024. The composition and responsibilities of each of the committees of our board is described below. Members serve on these committees until their resignation or until as otherwise determined by our board.
Audit Committee
Our audit committee consists of Messrs. Kane and Gallagher and Ms. Smith, with Mr. Kane serving as Chair. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of the Nasdaq listing standards. In addition, our board has determined that Mr. Kane is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the Securities Act). Our audit committee, among other things:

•	selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with our management team and the independent registered public accounting firm, our interim and year-end results of operations;

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviews our policies on risk assessment and risk management;

•	reviews proposed related party transactions;

•	obtains and reviews a report by the independent registered public accounting firm, at least annually, that describes its internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law;

•	approves (or, as permitted, pre-approves) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm; and

•	reviews cybersecurity risk.

Our audit committee annually reviews the independent registered public accounting firm’s performance and independence, including reviewing all relationships between the independent registered public accounting firm and us and any disclosed relationships or services that may impact the objectivity and independence of the independent registered public accounting firm.
Compensation Committee
Our compensation committee consists of Mses. Green and Larson-Green, with Ms. Larson-Green serving as Chair, and additionally included Ms. Pramoda during fiscal 2024 and through March 1, 2025. The composition of our compensation committee meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations, and met such requirements during Ms. Pramoda’s service on our compensation committee. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our board relating to compensation of our executive officers. Our compensation committee, among other things:

•	reviews, approves, and determines, or makes recommendations to our board regarding, the compensation of our executive officers;

•	administers our equity incentive plans;

•	reviews and approves, or make recommendations to our board regarding, incentive compensation and equity plans; and

•	establishes and reviews general policies relating to the compensation and benefits offered to our employees.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Gallagher and Kane, with Mr. Gallagher serving as Chair. The composition of our nominating and corporate governance committee meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations. Our nominating and corporate governance committee, among other things:

•	identifies, evaluates, and selects, or makes recommendations to our board regarding, nominees for election to our board and its committees;

•	evaluates the performance of our board and of its committees;

•	oversees director education and training;

•	considers and makes recommendations to our board regarding the composition of our board and its committees;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting;

review and discuss with our Board corporate succession plans for our Chief Executive Officer and our other key officers;

•	reviews with management the impact of our business operations and business practices with respect to issues such as environment, diversity and inclusion, corporate citizenship, and community involvement; and

•	develops and makes recommendations to our board regarding corporate governance guidelines.

Equity Award Timing Policies and Practices

While we have not granted any stock options to NEOs in 2024, grants of options to purchase our common stock, including for our NEOs, are generally based upon a predetermined schedule each year as a part of the annual compensation process described in the “Long-Term Equity Incentive” section above. If annual long-term incentive compensation is determined to be appropriate, our board, the compensation committee or applicable designee approves any annual grants of equity awards, which can include stock options, for continuing employees in the first fiscal quarter commensurate with the prescheduled board and committee meetings. The grant dates of stock options are generally selected so as not to be within a short period of time, as described in the SEC’s Staff Accounting Bulletin 120 (“SAB 120”), prior to the release of MNPI such as on Forms 8-K, 10-Q or 10-K. Grants of stock options may occur at other times during the year due to business needs, such as for a newly hired employees or officers or newly appointed board members, though our current compensation program does not include stock options. The board, compensation committee or applicable designee does not anticipate the timing of disclosure of MNPI when determining the timing and terms of such awards, and we do not time the release of MNPI for the purpose of affecting the value of executive compensation. Exercise prices of stock options are based on the closing price of the underlying common stock on the grant date, subject to the applicable rules for non-qualified stock options and incentive stock options under our equity plan. Vesting dates for stock options typically follow a standard monthly cadence and would not be timed to anticipate the release of MNPI.

There were no grants of options to our NEOs within four business days before or one business day after the release of MNPI on Forms 8-K, 10-Q or 10-K in 2024. As such, no table of such option grants is presented under Item 402(x) of Regulation S-K.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the Nasdaq. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2024, we are not aware of any late Section 16(a) filings, except for one late report on Form 4 for each of Mr. Landry and Mses. Llewelyn, Larson-Green and Pramoda, and two late reports on Form 4 for each of Messrs. Gallager and LeSueur, due to an inadvertent administrative error.

Item 11. Executive Compensation

Executive Summary
The following Compensation Discussion and Analysis describes our executive compensation program and the decisions in fiscal 2024 regarding the compensation for:

•	Daniel Burton, our Chief Executive Officer;

•	Jason Alger, our Chief Financial Officer(1);

•	Kevin Freeman, our Chief Commercial Officer;

•	Benjamin Landry, our General Counsel;

•	Linda Llewelyn, our Chief People Officer; and

•	Bryan Hunt, our Former Chief Financial Officer(2).

(1)	Mr. Alger was appointed as our Chief Financial Officer on March 1, 2024. Prior his appointment as Chief Financial Officer, he served as our Chief Accounting Officer.
(2)	Mr. Hunt and the company mutually agreed that he would step down as Chief Financial Officer effective March 1, 2024. After stepping down, Mr. Hunt continued to be employed by the company as a Senior Advisor until April 1, 2024 at which point he and the company finalized his separation agreement.
We refer to these executive officers collectively in this Compensation Discussion and Analysis and the accompanying compensation tables as the named executive officers (NEOs).

This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each element of compensation that we provide. In addition, we explain how and why our compensation committee arrived at the specific compensation policies and decisions involving our named executive officers during fiscal 2024.

This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation plans and arrangements. The actual compensation plans and arrangements that we adopt may differ materially from currently anticipated plans and arrangements as summarized in this Compensation Discussion and Analysis.

Highlights of Fiscal 2024 Executive Compensation Program

Consistent with our performance and compensation objectives for fiscal 2024, our compensation committee took the following key actions relating to the compensation of our named executive officers for fiscal 2024:

Base Salaries – Base salaries for our named executive officers were reviewed in light of salary market data, local market conditions, and company and individual performance, some of which were informed by our engagement of an independent compensation consultant, Aon. There were base salary increases for all of our named executive officers in fiscal 2024, except for Mr. Hunt, who stepped down as Chief Financial Officer effective March 1, 2024.

Annual Performance-Based Incentives – In February 2024, our compensation committee approved the 2024 Bonus Plan that retained many of the same characteristics and metrics as the 2023 Bonus Plan, including that 100% of the 2024 Bonus Plan target for all eligible team members will be paid through cash, based on selected company performance objectives similar to those in place for fiscal 2023. The bonus pool is funded based on Adjusted EBITDA achievement thresholds, and the achievement and payout is capped.

Long-Term Incentive Compensation – We granted long-term incentive compensation in the form of service-based vesting RSUs that may be settled for shares of our common stock to align the long-term incentive opportunities of all of our eligible team members, including our named executive officers, with the interests of our stockholders.

In order to further align the interests of our named executive officers with our long-term growth and interests of our stockholders, each named executive officer as of February 20, 2024 or March 1, 2024, with the exception of Bryan Hunt, was granted executive PRSUs with a three-year measurement period that includes performance targets for Total Shareholder Return (TSR) Achievement (weighted 25%), Revenue Growth Rate Achievement (weighted 25%), and Adjusted EBITDA Margin Achievement (weighted 50%), as part of their typical, annual long-term incentive plan (LTIP) equity grants. These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2024, 2025, and 2026 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2024, 2025, and 2026 vesting periods, each rounded to the nearest whole share.

The grant date fair values of these equity awards are set forth in the “Fiscal 2024 Summary Compensation Table” and the “Fiscal 2024 Grants of Plan-Based Awards Table” below.

Fiscal 2024 Target Compensation Mix – As shown in the graphics below, approximately 90% of the target fiscal 2024 annual compensation for our CEO and, on average, 79% of the target fiscal 2024 annual compensation for the other named executive officers was at risk (i.e., variable) based on our performance, our stock price, or a combination of the two. The percentages for the PRSUs and RSUs below are calculated based on the grant date fair value assuming target achievement of performance measures.

2024 Target Compensation Mix

__________
Annual Cash Bonus in the charts above is calculated based upon target.

Total PRSUs in the chart above include the executive PRSUs with a three-year measurement period that includes performance targets for TSR Achievement, Revenue Growth Rate Achievement, and Adjusted EBITDA Margin Achievement that are granted as part of their typical, annual LTIP equity grants, all as further described below and valued based upon target and share price at the time of grant.

2024 Actual Compensation Mix
__________
The average named executive officer’s base salary and cash bonus amounts presented in the chart above are based on the actual amounts paid out for fiscal 2024.

Total PRSUs presented in the chart above represent the estimated December 31, 2024 fair value of the amounts granted in fiscal 2024 that were outstanding as of December 31, 2024. The actual long-term RSU amount in the chart above was calculated as the fair value as of the vesting date for RSUs that vested during fiscal 2024 plus the estimated December 31, 2024 fair value of outstanding RSUs that were outstanding as of December 31, 2024.

Looking Ahead - 2025 Compensation Update

In February 2025, our compensation committee approved the 2025 Bonus Plan and 2025 LTIP equity grants that will retain most of the same characteristics as the 2024 Bonus Plan and 2024 LTIP equity grants. Below is a summary of some of the notable updates to our 2025 compensation program for our named executive officers:

•
In order to maintain the alignment of the interests of our named executive officers with our long-term growth and interests of our stockholders, each named executive officer as of February 20, 2025, including Daniel Burton, was granted executive PRSUs with a three-year measurement period that includes performance targets for TSR Achievement (weighted 25%), Revenue Growth Rate Achievement (weighted 25%), and Adjusted EBITDA Margin Achievement (weighted 50%), as part of their typical, annual LTIP equity grants. These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2025, 2026, and 2027 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2025, 2026, and 2027 vesting periods, each rounded to the nearest whole share.

•	Mr. Burton’s 2025 LTIP equity grants are comprised of 50% RSUs and 50% PRSUs. The 2025 LTIP equity grants to our named executive officers are comprised of 70% RSUs and 30% PRSUs.

•
100% of the 2025 Bonus Plan target for all eligible team members will be paid through PRSUs, based on selected company performance objectives similar to those in place for fiscal 2024. The bonus achievement payout is capped.

Fiscal 2024 Executive Compensation Policies and Practices
Our executive compensation policies and practices reinforce our pay-for-performance philosophy and align with sound governance principles. Listed below are highlights of our fiscal 2024 compensation policies and practices.

	What we do		What we do not do
☑	Use a pay-for-performance philosophy to align executive compensation with performance	☒	No “single-trigger” cash or equity change in control benefits for executives
☑	Use equity-based compensation, including PRSUs, to generally deliver a majority of the total compensation of our executive officers to further align their interests with those of our stockholders	☒	No tax gross-ups on severance or change in control benefits
☑	Require a threshold level of achievement for payout with respect to each performance measure, including a minimum Adjusted EBITDA threshold, and cap payout of bonus	☒	No guaranteed bonuses or base salary increases
☑	Conduct an annual risk assessment of our executive and broad-based compensation programs to promote prudent risk management	☒	No post-termination retirement, pension, or deferred compensation benefits
☑	Maintain a compensation committee consisting solely of independent directors with extensive relevant experience	☒	No excessive perquisites, health, or other benefits, other than those that are generally available to our employees
☑	Conduct an annual review of our executive compensation strategy, competitiveness, and peer group	☒	No strict benchmarking of compensation to a specific percentile of our peer group
☑	Retain an independent compensation consultant who reports directly to our compensation committee	☒	No hedging or pledging of our securities by any employees or directors
Say-on-Pay Advisory Stockholder Vote on Executive Compensation

At the 2025 Annual Meeting of Stockholders, we will be conducting a non-binding stockholder advisory vote on the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote).

We value the opinions of our stockholders, and when making compensation decisions for our named executive officers in the future, our board, and our compensation committee intend to consider the outcome of the say-on-pay advisory vote, in addition to other stockholder feedback that may be received throughout the year. Last year at our 2024 Annual Meeting, we held our Say-on-Pay vote and received the support of approximately 99% of the votes cast. As a result, we plan to keep the 2025 executive compensation plan largely consistent with our 2024 executive compensation plan. We remain open to feedback from our stockholders regarding our compensation program, related disclosures and other matters related to our business.

Executive Compensation Philosophy, Objectives, and Design
Our compensation philosophy is that an executive compensation program should drive and reward performance and further align the compensation of our executive officers with the long-term interests of our stockholders. To support these objectives and deliver strong execution, our compensation programs are designed to:

•	attract, motivate, incentivize, and retain employees at the executive level who contribute to our long-term success;

•	provide compensation packages to our executives that are competitive and reward the achievement of our business objectives and effectively align their interests with those of our stockholders; and

•	effectively align our executives’ interests with those of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

For this purpose, we use a mix of compensation elements including base salary, annual bonus (that includes a mix of cash and PRSUs for all team members), long-term equity incentives, and benefits, including potential post-termination severance benefits, to attract, retain, and incentivize our named executive officers.
As further discussed in our Original Form 10-K in the section titled “Business - The Health Catalyst Flywheel,” our team member engagement, which includes our executive team members, is central to our success and the success of our clients and stockholders. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our clients to measurably improve. As clients realize improvements, their trust in us builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring us to key decision-makers at other potential clients. Client renewal, expansion, and referral produce growing, scalable, and predictable financial performance.
In determining the amount of each element of direct compensation awarded to the named executive officers, our compensation committee does not apply any fixed percentage of any one element in relation to the overall compensation package. Rather, our compensation committee looks at the overall compensation package and the relative amount of each element on a stand-alone basis for each individual to determine whether such amounts and mix of elements are consistent with the basic principles and objectives of our overall executive compensation program.
In general, we aim for a significant majority of the compensation opportunity for our named executive officers to be weighted towards equity (most of which vests over three or four years and some that vest based upon specific performance objectives), as opposed to cash compensation. We generally structure our executive compensation program to be weighted towards long-term equity incentives as we continue to transition the compensation of our named executive officers to levels that are more consistent with executive compensation in our compensation peer group, which we also believe correlates with the growth of sustainable long-term value for our stockholders. As discussed above, we implemented a long-term PRSU executive compensation component for all named executive officers in fiscal 2024 and had similar grants in fiscal 2025 for all named executive officers, including our CEO.
We evaluate our executive compensation philosophy and executive compensation program, including design and competitiveness, at least annually and as circumstances require. As part of this review process, our compensation committee applies our values and the objectives outlined above.

Compensation-Setting Process

Role of the Compensation Consultant

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from the committee’s annual executive compensation review. For fiscal 2024, our compensation committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (Aon), a top global consulting firm, to provide it with market information, analysis, and other advice relating to executive compensation on an ongoing basis. Aon was engaged to, among other things:

•	assist in developing a relevant group of peer companies to help our compensation committee determine the appropriate level of overall compensation for our executive officers;

•	assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair;

•	provide market practices for equity compensation design;

•	develop a compensation risk assessment;

•	coordinate with our management for data collection and job matching for our executive officers; and

•	support other ad hoc matters throughout the year.

Based on its consideration of the factors specified in SEC rules and the Nasdaq listing standards, our compensation committee does not believe that its relationship with Aon and the work of Aon on behalf of our compensation committee and our management team has raised any conflict of interest. Our compensation committee reviews these factors on an annual basis. The compensation committee also evaluated the independence of other outside advisors to the compensation committee, including outside legal counsel, considered the same independence factors, and concluded their work for the compensation committee does not raise any conflicts of interest and concluded Aon is independent.

Elements of Our Executive Compensation Program
Our executive compensation program consists of the following primary components:

Element	Type of Element		Compensation Element	Objective
Base Salary	Fixed	•	Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market and reward performance
Annual Performance-Based Incentives	Variable	•	Cash	Designed to motivate our executives to achieve annual business objectives contained in our annual operating plan and provide financial incentives when we meet or exceed these annual objectives

Long-term Incentive Compensation	Variable	•	RSU awards that may vest and be settled for shares of our common stock	Designed to align the interests of our executives and our stockholders by motivating executives to create sustainable long-term stockholder value
		•	PRSU awards (with a 3-year performance period) that may be earned and settled for shares of our common stock
Severance and change in control-related payments and benefits	Mix	•	Cash	Designed to attract and retain highly talented executives by providing severance and change in control-related payments and benefits that are competitive in the market
		•	Accelerated vesting of Stock Options, RSU, and/or PRSU awards

We also provide our executive officers with comprehensive employee benefit programs, such as medical, dental, and vision insurance, a 401(k) plan, life and disability insurance, flexible spending accounts, an employee stock purchase plan, and other plans and programs made available to all our eligible employees. We believe these elements provide a compensation package that attracts and retains qualified individuals, links individual performance to company performance, focuses the efforts of our named executive officers on the achievement of both our short-term and long-term objectives, and further aligns the interests of our executive officers with those of our stockholders.

Base Salaries

We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. We provide base salary as a fixed source of compensation for each of our named executive officers, allowing them a degree of certainty relative to the significant majority of their compensation that is based on equity awards, the value of which varies. Our compensation committee recognizes the importance of base salaries as an element of compensation that helps to attract and retain highly qualified executive talent.

The initial base salary of each executive officer is established through arm’s-length negotiation at the time the executive officer is hired, taking into account a variety of factors, including the executive’s qualifications, experience, and compensation expectations and comparable market data. Base salaries of named executive officers are reviewed annually by the compensation committee, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. Our compensation committee does not apply specific formulas in setting base salary levels or determining adjustments from year to year. However, in completing its annual review and adjustment, our compensation committee targets paying our named executive officers base salaries that are competitive with current market practice (as reflected by our compensation peer group).

The actual salaries paid to our named executive officers for fiscal 2024 and fiscal 2023 and the percentage change compared to fiscal 2023 are set forth below.

Named Executive Officer	Fiscal 2024 Base Salary	Fiscal 2023 Base Salary	Change from Fiscal 2023
Daniel Burton(1)	$525,000	$—	100%
Jason Alger(2)	338,333	271,250	25
Kevin Freeman(3)	387,500	350,000	11
Benjamin Landry(4)	391,667	268,388	46
Linda Llewelyn(5)	373,333	307,500	21
Bryan Hunt(6)	83,750	315,000	(73)
________________________

(1)
Mr. Burton took a voluntary 100% base salary reduction from July 1, 2022 through December 31, 2023 in response to macroeconomic challenges and to lead by example in connection with our cost reduction initiatives. Effective January 1, 2024 Mr. Burton’s base salary increased to $525,000.

(2)	Mr. Alger’s base salary increased from $280,000 to $350,000 effective March 1, 2024.
(3)	Mr. Freeman’s base salary increased from $350,000 to $395,000 effective March 1, 2024.
(4)	Mr. Landry’s base salary increased from $300,000 to $410,000 effective March 1, 2024.
(5)	Ms. Llewelyn’s base salary increased from $315,000 to $385,000 effective March 1, 2024.
(6)	Mr. Hunt stepped down as Chief Financial Officer effective March 1, 2024.

Annual Performance-Based Incentives
We use performance-based incentives to motivate our team members, including the named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Typically, near the beginning of each fiscal year, our compensation committee adopts the performance criteria and targets for our Bonus Plan for that fiscal year and establishes the target annual incentive opportunity for each plan participant based on a percentage of each participant’s base salary, the performance measures and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year.
For our 2024 Bonus Plan, up to 130% of the 2024 Bonus Plan target was payable through cash, based on selected company performance objectives. In addition, our compensation committee considered the factors described in the section titled “Oversight of Executive Compensation Program—Compensation-Setting Process” above.

Overview & Structure
In February 2024, our compensation committee adopted and approved the performance criteria and targets for fiscal 2024 under our Bonus Plan, as set forth in the section titled “Corporate Performance Measures” below. The Bonus Plan provides opportunities for incentive compensation for all team members, including the named executive officers, based on our actual achievement of pre-established corporate financial objectives. The target levels for the financial objectives were set at levels determined to be challenging and requiring substantial skill and effort by our named executive officers.

The 2024 Bonus Plan is designed such that participants are to receive 100% of their target bonus in cash with a maximum 130% threshold, in order to align the committee’s assessment of our named executive officers’ performance to our achievement of our annual operating plan.

Target Annual Incentive Compensation Opportunities

In February 2024, in connection with its review of our executive compensation program, our compensation committee approved the target annual incentive opportunities of our named executive officers, as set forth in the table below.

Target Performance-Based Incentives for Fiscal 2024

The target annual incentive bonus opportunities for our named executive officers for fiscal 2024 were as follows:

Named Executive Officer	Base Salary	Target Performance-Based Incentive as Percent of Base Salary(1)	2024 Target Annual Incentive Bonus Opportunity(2)
Daniel Burton	$525,000	100%	$525,000
Jason Alger(3)	338,333	65	212,917
Kevin Freeman	387,500	100	387,500
Benjamin Landry	391,667	50	195,833
Linda Llewelyn	373,333	50	186,667
Bryan Hunt(4)	83,750	—	—

(1)	Represents the total target performance-based incentive percent of base salary effective April 1, 2024.

(2)
Represents the fiscal 2024 target cash bonus amount for each of our named executive officers and was calculated based on 100% of the actual base salary and actual target bonus percentage for each pay period during fiscal 2024. Refer to the section titled “Corporate Performance Measures and Bonus Plan Funding Methodology” below for more information about how the annual bonus is separated between cash and PRSUs.

(3)	Upon Mr. Alger’s promotion to Chief Financial Officer, his target bonus percentage increased from 50% to 65% effective March 1, 2024.

(4)	Mr. Hunt stepped down as Chief Financial Officer effective March 1, 2024, so he was no longer eligible for the 2024 annual performance-based incentive compensation opportunity.

Corporate Performance Measures and Bonus Plan Funding Methodology

To measure performance for purposes of the Annual Bonus Plan, our compensation committee selected company performance objectives as shown below:

Category	%		Fiscal 2024 Annual Bonus Plan Metric
Improvement(1)	16.7%(1)	•	Client satisfaction score
		•	Team member engagement score
	16.7%	•	Percentage of select clients(2) achieving measurable improvements
		•	Number of measurable improvements (all clients)
	16.7%	•	Percentage of projects on time
Growth	50%	•	Net New / Total Number of Platform Clients (legacy)
		•	Dollar-based Retention Rate (legacy)

(1)	Based on the lower of the client satisfaction or team member engagement scores.

(2)	Select clients include participating Platform Clients (legacy) and certain other participating clients.

Below are selected definitions of our 2024 metrics:

Platform Clients were called DOS Subscription Clients or Platform Subscription Clients in 2024 and were defined as clients who directly or indirectly access our platform via a technology subscription contract. Direct access to our platform has included access to our DOS platform, Ignite platform, or Ninja Universe. Indirect access to our platform has included platform module components such as Ignite connectors, Healthcare.AI, Pop Analyzer, IDEA, and other platform components. In 2025, we updated the name and definition of this key metric to Platform Clients from DOS Subscription Clients to better reflect the deep, long-standing, multi-faceted relationships we strive to build with the entities we serve. Beginning in 2025, Platform Clients are defined as: (i) all Platform Clients (legacy) as of December 31, 2024 under our historical definition (i.e., these clients will be included in our Platform Client count going forward until they cease to have an active subscription as of the end of the period), and (ii) going forward in 2025 and beyond, any technology client that signs contracts with at least $100,000 of incremental total annual recurring revenue (ARR) and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. Once a client is designated as a Platform Client, it will continue to be a Platform Client unless it is no longer a client with an active subscription as of the end of the period.

Dollar-based Retention Rate (legacy) is calculated as of a period end by starting with the sum of the technology and professional services ARR from our Platform Clients (legacy) as of the date 12 months prior to such period end (prior period ARR). We then calculated the sum of the ARR from these same clients as of the current period end (current period ARR). Current period ARR included any upsells and also reflected contraction or attrition over the trailing twelve months but excluded revenue from new Platform Clients (legacy) added in the current period. We then divided the current period ARR by the prior period ARR to arrive at our Dollar-based Retention Rate. We calculated ARR for each Platform Client (legacy) as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model in 2024 was to contract for our DOS platform, analytics applications, and professional services, our Dollar-Based Retention Rate (legacy) calculated above only included our Platform Clients (legacy). Other Clients that do not meet the definition of a Platform Client (legacy), which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, Intraprise and Upfront clients, are not included in the Dollar-based Retention Rate metrics. Beginning in 2025, we calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the technology and Tech-Enabled Managed Services (TEMS) ARR from our Platform Clients as of the date 12 months prior to such period end (prior period 2025 ARR). This calculation excludes professional services ARR and non-recurring revenue. We then calculate the sum of the ARR from these same clients as of the current period end (current period 2025 ARR). Current period 2025 ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes ARR from new Platform Clients added in the current period who were not clients at the beginning of such period.

This Current period 2025 ARR may include acquired ARR from clients (i.e., through acquisition of a company) that overlap with the Platform Clients in a given calendar year. We then divide the Current period 2025 ARR by the prior period 2025 ARR to arrive at our Dollar-Based Retention Rate for Technology and TEMS. We calculate applicable ARR for each Platform Client as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model in 2025 and going forward is to contract for our Platform, analytics applications, and TEMS, our Dollar-Based Retention Rate calculated above only includes our Platform Clients. App Clients that do not meet the definition of a Platform Client, which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, and Intraprise clients, are not included in the Dollar-Based Retention Rate metrics. As it relates to TEMS, we define this cohort of clients as Platform Clients who subscribe to a Tech-Enabled Managed Services contract with the exception of our pilot ambulatory TEMS offering related to specific ambulatory services agreements, which we expect to sunset in 2025 and which will be excluded from Dollar-Based Retention Rate calculations in prior, current and future periods. This cohort of technology and TEMS ARR from our Platform Clients represented the majority of our ARR as of December 31, 2024.

Adjusted EBITDA as reflected in our quarterly and annual financial statements is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) litigation costs, (vii) restructuring costs, and (viii) non-recurring lease-related charges. For an explanation of our management’s use of this measure and a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, please see the Reconciliation of Non-GAAP Financial Measures section within Item 7 of the Original Form 10-K.

Measurable improvements represent meaningful (i.e., significant enough to present to the client), favorable changes that have been quantified and approved by the client.

The target levels required for 100% achievement for the corporate performance measures under our Bonus Plan were approved by our compensation committee and board of directors. The compensation committee set high target thresholds to ensure that incentive payments would only follow significant achievement and total payouts could have been as low as 0% if minimum thresholds were not met. The total payouts were capped at 130% based on the lower of the stretch goal achievement and Adjusted EBITDA achievement.

Performance in Fiscal 2024 and Payouts

In February 2025 our compensation committee assessed our performance against the composite targets established under the 2024 Annual Bonus Plan and the actual achievement compared to the target are described below. The achievement percentages displayed in the tables below are zero if the minimum bonus threshold was not reached, 50% if the threshold was reached, 100% if the target threshold was reached, 130% if the stretch goal was reached, or the percentage achieved of the range between the threshold, target, and stretch performance amounts. The Improvement and Growth metrics are capped at 130%. The compensation committee has endeavored to set the performance goals at definitive, rigorous, and objective levels so as to require significant effort and achievement by our executive team to be attained.

Category	% Weighting	Actual Achievement of Target	Performance Measure	Threshold	Target	Stretch	Actual Result
Improvement	16.7%	108%	Client satisfaction score	4.1	4.3	4.5	4.4
			Team member engagement score	4.1	4.3	4.5	4.4
	16.7%	70%	Percentage of select clients achieving measurable improvements	50%	70%	75%	60%
		97%	Number of measurable improvements (all clients)	115	150	165	148
	16.7%	130%	Percentage of projects on time	50%	70%	80%	86%
For the Improvement category, the client satisfaction score was determined based on client survey results converted to a scale of 1 to 5. The actual team member engagement score was determined based on Gallup survey results converted to a scale of 1 to 5. These survey results provide us with feedback from our users and team members and provide a valuable non-financial strategic input for our leadership team in running our business. Our client satisfaction score in fiscal 2024 was 4.4 and the comparable measure of team member satisfaction score was 4.4. The improvement bonus payout for our named executive officers is based on the lower of the two metrics (though the results were the same for both), which, in both cases, exceeded the performance target amount of 4.3.

Measurable improvements represent a meaningful, favorable change that has been quantified and approved by the client. Measurable improvements provide a non-financial metric for leadership that demonstrates how we are adding value to our clients and accelerates the Health Catalyst flywheel. The percentage of select clients achieving measurable improvements was 60%, which was above the minimum threshold of 50% but below the performance target of 70%. The number of measurable improvements for all clients was 148 which was above the minimum threshold of 115 but below the performance target of 150.

We track the percentage of projects completed on time as an important, non-financial metric for leadership that demonstrates how we are providing timely service and value to our clients and accelerates the Health Catalyst flywheel. The percentage of projects completed on time was 86%, which was above the stretch goal of 80%.

Category	% Weighting	Actual Achievement of Target	Performance Measure	Threshold	Target	Stretch	Actual Result
Growth	50%	130%	Net New / Total Platform Clients (legacy)	12 / 121	15 / 124	18 / 127	21/130
		—%	Dollar-based Retention Rate (legacy)	104%	110%	112%	100%
With respect to the Growth category, actual new client growth, measured as net new and total Platform Clients (legacy), was above the stretch goal of 18 net new and 127 total Platform Clients (legacy) in fiscal 2024. Actual Dollar-based Retention (legacy) was below the minimum threshold of 104% in fiscal 2024.
Our fiscal 2024 company bonus pool was funded only to the extent minimum Adjusted EBITDA thresholds were reached. Our Adjusted EBITDA for fiscal 2024 was $26.1 million and exceeded the minimum threshold, resulting in our fiscal 2024 company bonus pool being funded. Our fiscal 2024 Adjusted EBITDA was a significant improvement compared to the $11.0 million of Adjusted EBITDA from fiscal 2023.

Adjusted EBITDA is a non-GAAP financial measure. For an explanation of our management’s use of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, please see the Reconciliation of Non-GAAP Financial Measures section within Item 7 of the Original Form 10-K.
As a result, the total actual annual performance-based incentive compensation for our named executive officers under the Annual Bonus Plan in fiscal 2024 were as follows:

Named Executive Officer	2024 Target Annual Performance-Based Incentive Compensation Opportunity	2024 Actual Annual Performance-Based Incentive Compensation
Daniel Burton(1)	$525,000	$267,388
Jason Alger(1)	212,917	108,441
Kevin Freeman(1)	387,500	197,358
Benjamin Landry(1)	195,833	99,740
Linda Llewelyn(1)	186,667	95,071
Bryan Hunt(2)	—	—

(1)
Based on our actual achievement against the composite targets established under the 2024 Annual Bonus Plan, including consideration of fiscal 2024 Adjusted EBITDA performance, the resulting total composite bonus achievement percentage for these named executive officers was 51%.

(2)	Mr. Hunt stepped down as Chief Financial Officer effective March 1, 2024, so he was no longer eligible for the 2024 annual performance-based incentive compensation opportunity.
Long-Term Equity Incentives
In 2011, our board adopted the Health Catalyst, Inc. 2011 Stock Incentive Plan (the 2011 Plan), which provided for the direct award, sale of shares, and granting of options for our common stock to our directors, team members, or consultants. In connection with our initial public offering (IPO), our board of directors adopted the 2019 Stock Option and Incentive Plan (the 2019 Plan). The 2019 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce, including the grant of incentive and nonstatutory stock options, restricted and unrestricted stock, RSUs, PRSUs, and stock appreciation rights to our directors, team members, or consultants.
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program and our team member compensation program. The realized value of these equity awards has a direct relationship to our stock price; therefore, these awards are an incentive for our named executive officers and all of our team members to create value for our stockholders. Equity awards also help us retain qualified executive officers and team members in a competitive market.

Long-term incentive compensation opportunities in the form of equity awards are granted by our compensation committee on a regularly-scheduled basis, as described in “Other Compensation Policies—Equity Award Grant Policy” below.

For fiscal 2024, our compensation committee determined that the equity awards to be granted to our chief executive officer should be in the form of 50% RSUs and 50% long-term PRSUs and the equity awards to be granted to our other executive officers should be in the form of approximately 66.67% RSUs and 33.33% long-term PRSUs. Equity awards in the form of RSUs and PRSUs provide retention incentives for our named executive officers and reward them for long-term stock price appreciation while at the same time providing some value even if the market price of our common stock declines. The equity awards granted to our named executive officers in fiscal 2024 are set forth in the “2024 Summary Compensation Table” and the “2024 Grants of Plan-Based Awards Table” below.

RSUs

We believe RSUs provide a strong retention incentive for our named executive officers, provide a reward for long-term stock price appreciation while at the same time providing some value even if the market price of our common stock declines, and are less dilutive than stock options to our stockholders. All RSUs are granted under our 2019 Plan and are settled for shares of our common stock. In fiscal 2024, we granted our named executive officers RSUs that vest as to one-third of such shares on December 1 of such grant year and in 8 approximately equal quarterly installments thereafter, so long as the named executive officer continues a service relationship with us through the applicable vesting dates.

Long-term PRSUs
Fiscal 2024-2026 PRSUs
In order to further align the interests of our named executive officers with our long-term growth and interests of our stockholders, each named executive officer as of February 20, 2024 (or March 1, 2024 in the case of Mr. Alger) was granted executive PRSUs with a three-year measurement period (Fiscal 2024-2026 PRSUs) that includes performance targets for TSR Achievement (weighted 25%), Revenue Growth Rate Achievement (weighted 25%), and Adjusted EBITDA Margin Achievement (weighted 50%), as part of their typical, annual LTIP equity grants. These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2024, 2025, and 2026 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2024, 2025, and 2026 vesting periods, each rounded to the nearest whole share.
Our compensation committee selected the following company performance objectives for these Fiscal 2024-2026 PRSUs as shown below:

Fiscal 2024-2026 PRSU Metrics	% Weighting	Why It Matters
TSR Achievement(1)	25%	Aligns our three-year stock performance to the Russell 3000 index. Investors recognize TSR as an appropriate measure to motivate executives and achieve alignment with shareholder interests.
Revenue Growth Rate Achievement(2)	25%	Establishes forward looking three-year GAAP revenue growth targets, providing an effective indicator of future top-line growth prospects and driving long-term performance and value creation. Aligns with our technology and professional services growth strategy.
Adjusted EBITDA Margin Achievement(3)	50%	Aligns three-year Adjusted EBITDA Margin growth resulting from the effective execution of our strategic operating plan to broadly comparable companies subject to similar external market and economic factors. Our ability to generate long-term profitability is critical to our growth and funding of operating and investing activities.

(1)	Based on our TSR as a percentile of the TSR for the Russell 3000 for the applicable fiscal year vesting period.

(2)	Based on our total GAAP revenue annual growth rate relative to the prior fiscal year for the applicable fiscal year vesting period.

(3)	Based on our Adjusted EBITDA as a percentage of total GAAP revenue for the applicable fiscal year vesting period.
Our compensation committee set the Adjusted EBITDA Margin and Revenue Growth Rate thresholds and targets separately for each of the three fiscal years in the fiscal 2024-2026 performance period based on our long-term strategic plan, as well as consideration of long-term performance expectations for the Russell 3000. This approach ensures that we provide competitive incentive compensation based on market competitive performance while continuing to focus on our strategic long-term commitments.

Fiscal 2024-2026 PRSU Performance Goals and Actual Vesting

In February 2025 our compensation committee assessed our performance against the composite targets established for fiscal 2024 as part of the Fiscal 2024-2026 PRSUs and long-term incentive plan and the actual achievement compared to the target is described below.

Performance Period	% Weighting	Performance Metric	% Weighting	Threshold	Target	Actual Result	Weighted Performance
Fiscal 2024	33.33%	TSR Percentile	25%	25%	55%	28%	19.4%
		Revenue Growth	25%	3.0%	4.5%	3.6%	21.2%
		Adjusted EBITDA Margin	50%	4.0%	6.5%	8.5%	50.0%
Fiscal 2024 Final Vesting Percentage							90.5%
Fiscal 2025	33.33%	TSR Percentile	25%	25%	55%	TBD	To be determined (TBD)
		Revenue Growth Rate	25%	5.0%	10.0%
		Adjusted EBITDA Margin	50%	7.0%	10.0%
Fiscal 2025 Final Vesting Percentage							TBD
Fiscal 2026	33.34%	TSR Percentile	25%	25%	55%	TBD	TBD
		Revenue Growth Rate	25%	7.0%	12.0%
		Adjusted EBITDA Margin	50%	9.0%	12.0%
Fiscal 2026 Final Vesting Percentage							TBD

The vesting opportunity in respect to each Fiscal 2024-2026 PRSU metric and fiscal year is calculated separately according to the vesting percentages described below.

Performance Metric	Below Threshold	Threshold	Target
Vesting (% of Target)	—%	75%	100%
If the performance metric achievement for a given fiscal year and performance metric is between the threshold and target, the vesting percentage is calculating using interpolation between the threshold and target vesting percentages shown above.
Fiscal 2023-2025 PRSUs Vesting
In order to further align the interests of our named executive officers with our long-term growth and interests of our stockholders, each named executive officer as of February 22, 2023, other than Daniel Burton, was granted executive PRSUs with a three-year measurement period (Fiscal 2023-2025 PRSUs) that includes performance targets for TSR Achievement, Revenue Growth Rate Achievement, and Adjusted EBITDA Margin Achievement, as part of their typical, annual LTIP equity grants (with similar terms and metrics as described above, although the performance targets are each weighted equally). The number of PRSUs that will vest for the 2023, 2024, and 2025 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024 and 2025 vesting periods, each rounded to the nearest whole share.
In February 2025 our compensation committee assessed our performance against the composite targets established for fiscal 2024 as part of the Fiscal 2023-2025 PRSUs and long-term incentive plan and the actual achievement compared to the target is described below.

Performance Period	Performance Metric	% Weighting	Threshold	Target	Actual Result	Weighted Performance
Fiscal 2024	TSR Percentile	33.33%	30%	55%	28%	0.0%
	Revenue Growth Rate	33.33%	6.5%	13.0%	3.6%	0.0%
	Adjusted EBITDA Margin	33.34%	3.0%	6.5%	8.5%	33.3%
Fiscal 2024 Final Vesting Percentage						33.3%
Employee Benefit Programs

Our named executive officers are eligible to participate in all of our employee benefit plans offered to U.S. employees, including our 401(k) plan, employee stock purchase plan, and medical, dental, life and disability insurance plans, in each case on the same basis as other U.S. employees, except our executive officers, including our named executive officers, are also eligible for certain additional company-paid executive life insurance and executive long-term disability insurance premiums.

Perquisites and Other Personal Benefits

We generally do not provide perquisites to our executives, other than company-paid executive life insurance and executive long-term disability insurance premiums, reimbursement for relocation expenses, as needed, and certain other de minimis perquisites to our executive officers, including our named executive officers. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive team more efficient and effective, or for recruitment or retention purposes. All future practices with respect to perquisites or other benefits for our named executive officers will be subject to review and approval by our compensation committee.

401(k) plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees, including named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the Code). We provide a matching contribution of 100% of employee contributions up to 4% of compensation, which vests after two years of service.

The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Executive employment arrangements

We initially entered into an offer letter with each of the named executive officers in connection with his or her employment with us, which set forth the terms and conditions of his or her employment. Each named executive officer also entered into our standard employee agreement and invention and confidentiality agreement. In connection with our IPO, we have adopted an executive severance plan (the Executive Severance Plan) providing for cash severance upon certain terminations of employment and “double-trigger” equity vesting acceleration in the event of certain terminations of employment in connection with or following a sale of the company. Each of our named executive officers participates in the Executive Severance Plan and the Executive Severance Plan replaces the severance provisions in such named executive officers’ offer letters, if any.

Executive Severance Plan

The Executive Severance Plan provides that upon a termination of employment by us other than for “cause” (as defined in the Executive Severance Plan), or for death or “disability” (as defined in the Executive Severance Plan) outside of the “change in control period” (i.e., the period beginning on the date of a “change in control” (as defined in the Executive Severance Plan) and ending on the one-year anniversary of the change in control), the participant will be entitled to receive, subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of the company and reaffirmation of the “restrictive covenants agreement” (as defined in the Executive Severance Plan), (i) a severance amount equal to 12 months’ “base salary” (i.e., the higher of the annual base salary in effect immediately prior to the date of termination or the annual base salary in effect for the year immediately prior to the year in which the date of termination occurs) for a “Tier 1 Executive” (as defined in the Executive Severance Plan and which means the company’s chief executive officer, Mr. Burton) and 9 months’ base salary for a “Tier 2 Executive” (as defined in the Executive Severance Plan and which include the named executive officers other than Mr. Burton), payable over 12 months or 9 months, respectively, and (ii) monthly cash payments equal to the monthly employer contribution that we would have made to provide health insurance for the applicable participant if he or she had remained employed by us, based on the premiums as of the date of termination, for up to 12 months for a Tier 1 Executive and 9 months for a Tier 2 Executive; provided, that the participant was participating in our group health plan immediately prior to the date of termination and timely elects COBRA health continuation.

The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death or disability or upon a resignation by an eligible participant for “good reason” (as defined in the Executive Severance Plan), in either case within the change in control period, the participant will be entitled to receive, in lieu of the payments and benefits described above and subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of the company and reaffirmation of the restrictive covenants agreement, (i) a lump sum cash severance amount equal to 150% of base salary for a Tier 1 Executive and 100% of base salary for a Tier 2 Executive, (ii) a lump sum amount equal to 150% for a Tier 1 Executive and 100% for a Tier 2 Executive, of the participant’s annual target bonus in effect immediately prior to such termination (or the participant’s annual target bonus in effect immediately prior to the change in control, if higher), (iii) a lump sum amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the participant if he or she had remained employed by us for 18 months for a Tier 1 Executive and 12 months for a Tier 2 Executive; provided, that the participant was participating in our group health plan immediately prior to the date of termination and timely elects COBRA health continuation, and (iv) for all outstanding and unvested equity awards of the company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that the performance conditions applicable to any outstanding and unvested equity awards subject to performance-based vesting will be deemed satisfied at the target level specified in the terms of the applicable award agreement.

The payments and benefits provided under the Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a greater net after-tax benefit to the applicable participant.

Individual agreements in place during the year ended December 31, 2024 for our named executive officers
Daniel Burton
On September 26, 2011, we entered into an offer letter with Daniel Burton, who currently serves as our Chief Executive Officer. The offer letter provides for Mr. Burton’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Jason Alger
On April 4, 2013, we entered into an offer letter with Jason Alger, who currently serves as our Chief Financial Officer. The offer letter provides for Mr. Alger’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Benjamin Landry
On March 27, 2023, we entered into an offer letter with Benjamin Landry, who currently serves as our General Counsel. The offer letter provides for Mr. Landry’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Linda Llewelyn
On May 22, 2013, we entered into an offer letter with Linda Llewelyn, who currently serves as our Chief People Officer. The offer letter provides for Ms. Llewelyn’s at-will employment and sets forth her initial annual base salary, initial target annual bonus, and her eligibility to participate in our benefit plans generally.

Kevin Freeman
On August 7, 2020, we entered into an offer letter with Kevin Freeman, who currently serves as our Chief Commercial Officer. The offer letter provides for Mr. Freeman’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Bryan Hunt
On March 27, 2014, we entered into an offer letter with Bryan Hunt, who served as our Chief Financial Officer, and stepped down effective March 1, 2024. The offer letter provided for Mr. Hunt’s at-will employment and set forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally. In connection with his voluntarily resignation as our Chief Financial Officer, we entered into a separation agreement and a consulting agreement with Mr. Hunt. As part of his separation agreement, Mr. Hunt was entitled to receive (i) a cash payment equal to $247,500, which represented nine months of his salary payable in a cash lump sum, (ii) COBRA continuation payments for up to nine months, (iii) the post-termination exercise periods of his stock options would be extended through March 1, 2025, and (iv) accelerated vesting of his outstanding RSUs as of April 1, 2024 with respect to 61,250 shares of our common stock subject thereto (and the remainder were forfeited). The consulting agreement covered the period from March 1, 2024 through September 10, 2024 where Mr. Hunt served as senior advisor, and in return he received the benefits noted above. All of these payments and benefits were in exchange for Mr. Hunt’s execution of a general release of claims in favor of us and our affiliates. Mr. Hunt did not receive any RSU or PRSU grants in fiscal 2024.

Other Compensation Policies

Equity Award Grant Policy

Our compensation committee has adopted an “Equity Award Grant Policy.” Under this policy, we generally grant equity awards on a regularly-scheduled basis to enhance the effectiveness of our internal control over our equity award grant process. Pursuant to the Equity Award Grant Policy, which was most recently amended in February 2021, our compensation committee has delegated certain limited authority to a delegated committee, made up of our CEO and Chief Financial Officer, to grant routine new hire, promotion, refresh, and certain other equity awards to employees within equity guidelines reviewed and approved from time to time by our compensation committee and subject to other limitations and requirements. The delegated committee may not grant equity awards to its members and the other four highest paid executive officers, or equity awards that would cause the aggregate grant date fair value of equity grants to an individual to exceed $1,500,000. Grants of equity awards are generally made quarterly and will be effective on the date such grant is approved by our compensation committee or delegated committee, as applicable.

Policy Prohibiting Hedging and Pledging of Company Securities

Our insider trading policies prohibit the members of our board and all employees, including our executive officers, from engaging in derivative securities transactions, including hedging, with respect to our securities, and from pledging our securities as collateral for a loan or holding company securities in a margin account. Our insider trading policies require that our named executive officers may trade in our securities only pursuant to trading plans that comply with Rule 10b5-1 under the Exchange Act. Certain other employees and our directors are subject to certain pre-clearance procedures in order to trade in our securities or may trade pursuant to trading plans that comply with Rule 10b5-1.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The information contained in this compensation committee report shall not be deemed to be “soliciting material,” “filed” with the SEC, subject to Regulations 14A or 14C of the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act. No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the Amendment in which this report appears, except to the extent that Health Catalyst specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
The compensation committee has reviewed and discussed the section captioned “Executive Compensation” with the company’s management team. Based on such review and discussions, the compensation committee recommended to the board of directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

MEMBERS OF THE COMPENSATION COMMITTEE:

Julie Larson-Green (Chair)
Jill Hoggard Green

2024 Summary Compensation Table
The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2024, 2023, and 2022 (or shorter time as a named executive officer).

Name and Principal Position	Year	Salary	Option Awards(1)	Stock Awards(2)	Nonequity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Daniel Burton(5), Chief Executive Officer	2024	$525,000	$—	$4,685,318	$267,388	$16,435	$5,494,141
	2023	—	—	—	—	—	—
	2022	150,000	—	4,276,117	—	8,896	4,435,013
Jason Alger(6), Chief Financial Officer	2024	338,333	—	826,581	108,441	13,800	1,287,155
	2023	271,250	—	495,014	36,026	21,325	823,615
Kevin Freeman(7), Chief Commercial Officer	2024	387,500	—	1,564,820	197,358	13,800	2,163,478
	2023	350,000	—	188,717	92,970	13,200	644,887
	2022	316,667	—	2,331,437	78,555	10,675	2,737,334
Benjamin Landry(6), General Counsel	2024	391,667	—	1,066,923	99,740	13,819	1,572,148
	2023	268,388	—	637,213	29,356	11,348	946,304
Linda Llewelyn(6), Chief People Officer	2024	373,333	—	924,666	95,071	16,709	1,409,780
	2023	307,500	—	693,019	40,840	16,131	1,057,490
Bryan Hunt(8)	2024	83,750	—	—	—	714,705	798,455
Former Chief Financial Officer	2023	315,000	—	1,980,055	56,579	33,676	2,385,310
	2022	300,000	—	2,816,993	59,681	10,783	3,187,457

(1)	There were no stock options granted during the years presented.

(2)
The reported amounts represent the aggregate grant date fair value of awards of RSUs and PRSUs granted in each year presented, computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures not related to the performance-based vesting of PRSUs. Amounts reflect the fair value of each award based on the closing price of our common stock on the Nasdaq Global Select Market on the date of grant of the award. The grant date fair value of the PRSUs is based on the probable outcome of the vesting conditions as of the grant date. For fiscal 2024, the grant date fair value of all long-term PRSUs at maximum performance achievement, are $2,427,500, $282,100, $534,050, and $364,125 for Messrs. Burton, Alger, Freeman, and Landry, respectively, and $315,575, for Ms. Llewelyn.

(3)	Represents the cash amounts earned by our named executive officers under our short-term incentive plan (the Bonus Plan), based on our achievement of certain corporate performance goals. For a description of the Bonus Plan, see the section titled “Compensation Discussion and Analysis – Annual Performance-Based Incentives” above.

(4)
For fiscal 2024, the amounts reported represent matching contributions made by us under our 401(k) plan ($13,800 for Messrs. Burton, Alger, Freeman, Landry, and Ms. Llewlyn respectively, and $3,350 for Mr. Hunt), executive life insurance premiums paid by us ($578 for Mr. Burton and $926 for Ms. Llewelyn), executive long-term disability insurance premiums paid by us ($2,057 for Mr. Burton, and $1,983 Ms. Llewelyn), gift cards paid by us as part of a benefit provided to all team members ($19 for Mr. Landry), and severance paid by us ($247,500 for Mr. Hunt).

(5)
Mr. Burton voluntarily reduced his cash and new equity compensation by 100% from July 2022 through December 2023 in response to the challenging macroeconomic environment and to lead by example as part of our cost reduction initiatives. As part of his compensation reduction, he also declined receiving the cash portion of his annual bonus for fiscal 2022 and 2023. Effective January 1, 2025, his base salary increased to $525,000.

(6)	Mr. Alger, Mr. Landry, and Ms. Llewelyn were not named executive officers prior to fiscal 2023.

(7)	Mr. Freeman was not a named executive officer in fiscal 2023.

(8)
Mr. Hunt stepped down as Chief Financial Officer effective March 1, 2024. After stepping down, Mr. Hunt continued to be employed by the company as a Senior Advisor until April 1, 2024, at which point he and the company entered into a separation and release agreement and an independent contractor agreement.

2024 Grants of Plan-Based Awards Table
The following table shows information regarding grants of non-equity and equity awards that we made during fiscal 2024 to each of the named executive officers listed in the Summary Compensation Table. Mr. Hunt did not receive any equity awards in fiscal 2024 and he was not eligible to participate in the fiscal 2024 bonus.

			Estimated future payouts under non-equity incentive plan awards ($)(1)		Estimated future payouts under equity incentive plan awards (# of PRSUs)(2)		All Other Stock Awards (# of RSUs)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Award Type	Grant Date	Target (100%)	Maximum (130%)	Threshold	Target/Maximum (100%)
Daniel Burton	Cash	—	525,000	682,500
	Long-term PRSU	2/20/24			15,625	250,000		2,257,818
	RSU	2/20/24					250,000	2,427,500
Jason Alger	Cash	—	212,917	276,792				—
	Long-term PRSU	3/1/24			2,188	35,000		262,381
	RSU	3/1/24					70,000	564,200
Kevin Freeman	Cash	—	387,500	503,750	—	—	—	—
	Long-term PRSU	2/20/24	—	—	3,438	55,000	—	496,720
	RSU	2/20/24	—	—	—	—	110,000	1,068,100
Benjamin Landry	Cash	—	195,833	254,583				—
	Long-term PRSU	2/20/24			2,344	37,500		338,673
	RSU	2/20/24					75,000	728,250
Linda Llewelyn	Cash	—	186,667	242,667				—
	Long-term PRSU	2/20/24			2,031	32,500		293,516
	RSU	2/20/24					65,000	631,150
Bryan Hunt	Not applicable(5)	—	—	—	—	—	—	—

(1)
These columns set forth the fiscal 2024 target cash bonus amount for each of our named executive officers under our Bonus Plan. “Target” refers to the amount payable if specified performance targets are reached. There is no threshold for a minimum amount payable for a certain level of performance as the actual cash bonus payment will be determined based on the level of Adjusted EBITDA outperfomance. Target bonuses were set as a percentage of each named executive officer’s base salary earned for fiscal 2024 as follows: 100% for Messrs. Burton and Freeman and 50%, for Mr. Landry and Ms. Llewelyn, respectively. Mr. Alger’s target bonus was 50% until March 1, 2024 when it prospectively changed to 65% as a result of his promotion to Chief Financial Officer. The dollar values of the actual cash bonus awards earned by the named executive officers are set forth in the Fiscal 2024 Summary Compensation Table above. The amounts set forth in this column do not represent either additional or actual compensation earned by the named executive officers for fiscal 2024. For a description of the Bonus Plan, see the section titled “Compensation Discussion and Analysis –Annual Performance-Based Incentives” above.

(2)
These columns set forth the fiscal 2024 target PRSU amounts for each of our named executive officers. Each named executive officer was granted long-term PRSUs with a three-year measurement period that includes market and performance targets for TSR Achievement (25% weighted), Revenue Growth Rate Achievement (25% weighted), and Adjusted EBITDA Margin Achievement (50% weighted). These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2024, 2025, and 2026 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2024, 2025, and 2026 vesting periods, each rounded to the nearest whole share. There is a minimum annual threshold level of achievement for each individual metric that is 75% of each individual metric’s “Target” level, whereby performance below that threshold results in 0% achievement for that specific metric. The “Maximum” level of attainment for the long-term PRSUs granted in fiscal 2024 is equal to the “Target” level. The actual amounts of long-term PRSUs that vested based on the 2024 vesting period market and performance conditions are set forth within a table in the “Performance in Fiscal 2024 and Payouts” section above. For further information regarding the terms of these awards, see the section titled “Elements of Our Executive Compensation Program” above.

(3)
Annual RSUs were granted under the 2019 Plan. Each of the annual RSU awards vested as to 25% of the shares of common stock underlying the RSU award upon the one-year anniversary of December 1, 2024 and vest as to the remainder of the shares in 12 equal quarterly installments thereafter, subject to the applicable named executive officer’s continued service through the applicable vesting dates.

(4)	The reported amounts represent the aggregate grant date fair value of awards of RSUs and PRSUs granted computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures not related to the performance-based vesting of PRSUs. Amounts reflect the fair value of each award based on the closing price of our common stock on the Nasdaq Global Select Market on the date of grant of the award. The grant date fair value of the long-term PRSUs is based on the probable outcome of the market and performance vesting conditions as of the grant date. The assumptions used in calculating the grant date fair value of the stock awards reported in this column are set forth in Note 14 of our consolidated financial statements included in our Original Form 10-K. The amounts reported in this column reflect the initially estimated accounting cost for these stock awards and do not correspond to the actual economic value that may be received by our named executive officers upon the vesting of the restricted stock unit awards or any sale of the underlying shares of common stock.
(5)
Mr. Hunt and the company mutually agreed that he would step down as Chief Financial Officer effective March 1, 2024. After stepping down, Mr. Hunt continued to be employed by the company as a Senior Advisor until April 1, 2024, at which point he and the company entered into a separation and release agreement and an independent contractor agreement. Mr. Hunt did not receive any equity award grants in fiscal 2024 and was not eligible for the fiscal 2024 bonus.

Outstanding Equity Awards at 2024 Year-end
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

			Option Awards(1)					Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)(2)	Market Value of Shares or Units of Stock that Have not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Units (#)			Equity Incentive Plan Awards: Market Value of Unearned Units ($)(3)
Daniel Burton	9/27/18	9/25/18	80,728	(4)	—	$10.80	9/27/28	—	—	—			—
	2/5/19	2/5/19	107,873	(4)	—	15.84	2/5/29	—	—	—			—
	2/18/21	3/1/21	—		—	—	—	6,250	44,188	—			—
	2/24/22	12/1/21	—		—	—	—	31,250	220,938	—			—
	2/20/24	12/1/23	—		—	—	—	166,667	1,178,336	—			—
	2/18/21	3/1/21	—		—	—	—	—	—	524	(7)		3,705
	2/20/24	3/1/24	—		—	—	—	—	—	250,000	(5)		1,767,500
Jason Alger	10/26/17	10/26/17	2,860	(4)	—	10.72	10/26/27	—	—	—		0	—
	5/3/18	5/3/18	1,462	(4)	—	10.78	5/3/28	—	—	—		0	—
	9/27/18	9/25/18	5,721	(4)	—	10.80	9/27/28	—	—	—		0	—
	2/24/22	12/1/21	—		—	—	—	6,250	44,188	—		0	—
	2/22/23	12/1/22	—		—	—	—	12,500	88,375	—		0	—
	3/1/24	12/1/23	—		—	—	—	46,667	329,936	—		0	—
	2/22/23	3/1/23	—		—	—	—	—	—	8,333	(6)		58,914
	3/1/24	3/1/24	—		—	—	—	—	—	35,000	(5)		247,450
Kevin Freeman	4/21/21	3/1/21	—		—	—	—	1,562	11,043	—			—
	2/24/22	12/1/21	—		—	—	—	7,500	53,025	—			—
	9/8/22	9/1/22	—		—	—	—	52,500	371,175	—			—
	2/20/24	12/1/23	—		—	—	—	73,333	518,464	—			—
	2/24/22	3/1/22	—		—	—	—	—	—	395	(8)		2,793
	2/22/23	3/1/23	—		—	—	—	—	—	9,999	(6)		70,693
	2/20/24	3/1/24	—		—	—	—	—	—	55,000	(5)		388,850
Benjamin Landry	2/24/22	2/24/22	—		—	—	—	2,250	15,908	—			—
	5/3/23	5/3/23	—		—	—	—	10,000	70,700	—			—
	10/5/23	10/5/23	—		—	—	—	10,000	70,700	—			—
	2/20/24	2/20/24	—		—	—	—	50,000	353,500	—			—
	5/3/23	5/3/23	—		—	—	—	—	—	2,667	(6)		18,856
	10/5/23	10/5/23	—		—	—	—	—	—	10,667	(6)		75,416
	2/20/24	2/20/24	—		—	—	—	—	—	37,500	(5)		265,125

Linda Llewelyn	10/14/16	10/14/16	2,250	(4)	—	10.60	10/14/26	—	—	—		—
	1/24/18	1/24/18	4,754	(4)	—	11.78	1/24/28	—	—	—		—
	9/27/18	9/25/18	21,469	(4)	—	10.80	9/27/28	—	—	—		—
	2/24/22	12/1/21	—		—	—	—	8,750	61,863	—		—
	2/22/23	12/1/22	—		—	—	—	17,500	123,725	—		—
	2/20/24	12/1/23	—		—	—	—	43,333	306,364	—		—
	2/22/23	3/1/23	—		—	—	—	—	—	11,667	(6)	82,486
	2/20/24	3/1/24	—		—	—	—	—	—	32,500	(5)	229,775
Bryan Hunt (9)	8/4/15	6/1/15	261	(4)	—	10.04	3/1/25	—	—	—		—
	10/14/16	10/14/16	2,188	(4)	—	10.60	3/1/25	—	—	—		—
	5/3/18	5/3/18	4,150	(4)	—	10.78	3/1/25	—	—	—		—
	9/27/18	9/25/18	12,500	(4)	—	10.80	3/1/25	—	—	—		—

(1)	Each equity award prior to July 23, 2019 was granted pursuant to our 2011 Plan and are subject to the terms of our 2011 Plan, as amended from time to time. Equity awards granted on or after July 23, 2019 were and will be granted pursuant to our 2019 Plan and are subject to the terms of our 2019 Plan, as amended from time to time. Each equity award is subject to certain acceleration of vesting provisions as set forth in our Executive Severance Plan.

(2)	25% of the restricted stock units vest on the first anniversary of the vesting commencement date and the remaining 75% vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(3)
The market value of restricted stock unit awards and performance-based restricted stock units is determined by multiplying the number of shares by $7.07, the closing price of our common stock on the Nasdaq Global Select Market on the last trading day of the year ended December 31, 2024.

(4)	The stock option is fully vested.

(5)
The amounts reported represent the number of long-term 2024-2026 PRSUs granted to all named executive officers in fiscal 2024, as previously described, and assumes maximum market and performance goals will be achieved. Approximately one third of the long-term 2024-2026 PRSUs vested or forfeited on March 1, 2025 upon the achievement of certain market and performance metrics, during the period of January 1, 2024 through December 31, 2024, as summarized in the section titled “Elements of Our Executive Compensation Program” above. On March 1, 2025, a total of 75,437, 10,562, 16,596, and 11,316, long-term 2024-2026 PRSUs vested for Messrs. Burton, Alger, Freeman, and Landry, respectively, and 9,806 for Ms. Llewelyn. The remaining two thirds of the long-term PRSUs will vest based on fiscal 2025 and fiscal 2026 market and performance conditions in two annual installments thereafter on March 1, 2026 and March 1, 2027, respectively, subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(6)
The amounts reported represent the number of long-term 2023-2025 PRSUs outstanding as of December 31, 2024 for each named executive officer and assumes maximum market and performance goals will be achieved. Approximately one third of the long-term 2023-2025 PRSUs vested or forfeited on March 1, 2025 upon the achievement of certain market and performance metrics, during the period of January 1, 2024 through December 31, 2024, as summarized in the section titled “Elements of Our Executive Compensation Program” above. On March 1, 2025, a total of 1,388, 1,666, and 2,222, long-term 2023-2025 PRSUs vested for Messrs. Alger, Freeman, and Landry, respectively, and 1,944 for Ms. Llewelyn. The remaining one third of the long-term PRSUs will vest based on fiscal 2025 market and performance conditions in one final annual installment thereafter on March 1, 2026, subject to the named executive officer’s continuous service relationship with our company through the vesting date.

(7)
The amount reported represent the number of long-term PRSUs outstanding as of December 31, 2024. These long-term PRSUs were granted to Mr. Burton on February 18, 2021 and the performance achievement was based solely on fiscal 2021 results. Twenty-five percent of the long-term PRSUs vested on March 1, 2022 and the remaining 75% will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(8)
The amount reported represent the number of long-term PRSUs outstanding as of December 31, 2024. These long-term PRSUs were granted to Mr. Freeman on February 24, 2022 and the performance achievement was based solely on fiscal 2022 results. Twenty-five percent of the long-term PRSUs vested on March 1, 2023 and the remaining 75% will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(9)
Mr. Hunt and the company mutually agreed that he would step down as Chief Financial Officer effective March 1, 2024. After stepping down, Mr. Hunt continued to be employed by the company as a Senior Advisor until April 1, 2024, at which point he and the company entered into a separation and release agreement and an independent contractor agreement. As part of his separation agreement, it was agreed that his option expiration dates would be extended through March 1, 2025. Additionally, his outstanding RSUs and PRSUs were either accelerated or forfeited as of April 1, 2024.

2024 Option Exercises and Stock Vested
The following table shows information regarding exercises of options to purchase our common stock and vesting of restricted stock unit awards by our named executive officers during the year ended December 31, 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Daniel Burton	—	$—	141,679	$1,187,574
Jason Alger	—	—	42,361	354,959
Benjamin Landry	—	—	44,194	371,926
Linda Llewelyn	—	—	48,056	397,882
Kevin Freeman	—	—	85,473	703,067
Bryan Hunt	—	—	88,611	673,544
__________________

(1)	Amounts shown in this column do not necessarily represent the actual value realized from the sale of the shares acquired upon exercise of the options because the shares may not be sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2)	Amounts shown in this column represent the market value of restricted stock unit awards upon vesting as determined by multiplying the number of shares by the closing price of our common stock on the Nasdaq Global Select Market the market day immediately preceding the vesting date.
Pension Benefits

Aside from our 401(k) plan, which is described above, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits. We do not have any qualified or non-qualified defined pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.
Potential Payments upon Termination or Change in Control

Employment Offer Letters in Place During Fiscal 2024 for Named Executive Officers

We initially entered into an offer letter with each of the named executive officers in connection with his or her employment with us, which set forth the terms and conditions of his or her employment. Each named executive officer also entered into our standard employee agreement and invention and confidentiality agreement. Each of our named executive officers also participates in our Executive Severance Plan, as described above under the heading “Post-Employment Compensation Arrangements” and below. Each named executive officer also remains subject to our standard employment, confidential information and invention assignment agreement.

The following table presents information concerning estimated payments and benefits that would be provided pursuant to the arrangements described above for each of our named executive officers serving as of the end of fiscal 2024 and are all subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of the company and reaffirmation of the “restrictive covenants agreement” (as defined in the Executive Severance Plan). For Mr. Hunt, who ceased being our Chief Financial Officer on March 1, 2024, the amounts set forth below represent the amounts actually paid to him as part of his separation agreement and consulting agreement as described above.

The payments and benefits set forth below are estimated assuming that the termination of employment or change in control event occurred on the last business day of fiscal 2024, December 31, 2024, and a per share value of our common stock of $7.07, which is the closing market price per share of our common stock on December 31, 2024. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimated potential payments and benefits.

Named Executive Officer	Benefit	Termination without Cause Not in Connection with a Change in Control	Termination without Cause or resignation with Good Reason in Connection with a Change in Control
Daniel Burton	Cash Severance(1)	$525,000	$1,575,000
	Health Benefits(2)	23,940	35,910
	Equity Acceleration(3)	—	3,214,665
	Total	$548,940	$4,825,575

Jason Alger	Cash Severance(1)	$262,500	$525,000
	Health Benefits(2)	17,955	23,940
	Equity Acceleration(3)	—	768,863
	Total	$280,455	$1,317,803

Benjamin Landry	Cash Severance(1)	$307,500	$615,000
	Health Benefits(2)	17,955	23,940
	Equity Acceleration(3)	—	870,204
	Total	$325,455	$1,509,144

Linda Llewelyn	Cash Severance(1)	$288,750	$577,500
	Health Benefits(2)	11,241	14,988
	Equity Acceleration(3)	—	804,213
	Total	$299,991	$1,396,701

Kevin Freeman	Cash Severance(1)	$296,250	$790,000
	Health Benefits(2)	17,865	23,820
	Equity Acceleration(3)	—	1,416,043
	Total	$314,115	$2,229,863

Bryan Hunt	Cash Severance(4)	$247,500	$—
	Health Benefits(4)	17,955	—
	Equity Acceleration(4)	445,900	—
	Total	$711,355	$—

(1)	The Executive Severance Plan provides that upon a termination of employment by us other than for cause, death, or disability outside of the change in control period (i.e., the period beginning on the date of a change in control and ending on the one-year anniversary of the change in control), the named executive officer will be entitled to receive, a severance amount equal to 12 months’ “base salary” (i.e., the higher of the annual base salary in effect immediately prior to the date of termination or the annual base salary in effect for the year immediately prior to the year in which the date of termination occurs) for Mr. Burton or 9 months’ base salary for the named executive officers other than Mr. Burton, payable over 12 months or 9 months, respectively.

The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by a named executive officer for good reason, in either case within the change in control period, the named executive officer will be entitled to receive, in lieu of the payments and benefits described above, (i) a lump sum cash severance amount equal to 150% of base salary for Mr. Burton or 100% of base salary for a Tier 2 Executive, and (ii) a lump sum cash amount equal to 150% for Mr. Burton or 100% for the named executive officers other than Mr. Burton, of the participant’s annual target cash bonus in effect immediately prior to such termination (or the participant’s annual target cash bonus in effect immediately prior to the change in control, if higher).

(2)	The Executive Severance Plan provides that upon termination of employment by us other than for cause, death, or disability outside of the change in control period, the named executive officer will be entitled to receive monthly cash payments equal to the monthly employer contribution that we would have made to provide health insurance for the applicable participant if he or she had remained employed by us, based on the premiums as of the date of termination, for up to 12 months for Mr. Burton or 9 months for the named executive officers other than Mr. Burton; provided, that the participant was participating in our group health plan immediately prior to the date of termination and timely elects COBRA health continuation.

The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by a named executive officer for good reason, in either case within the change in control period, the named executive officer will be entitled to receive, in lieu of the payments and benefits described above, a lump sum amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the participant if he or she had remained employed by us for 18 months for Mr. Burton or 12 for the named executive officers other than Mr. Burton; provided, that the participant was participating in our group health plan immediately prior to the date of termination and timely elects COBRA health continuation.
(3)
The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by a named executive officer for good reason, in either case within the change in control period, the named executive officer will be entitled to, for all outstanding and unvested equity awards of our company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that the performance conditions applicable to any outstanding and unvested equity awards subject to performance-based vesting will be deemed satisfied at the target level specified in the terms of the applicable award agreement. The value of RSU and PRSU award vesting acceleration is based on the closing price of $7.07 per share of our common stock as of December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. All stock options are fully vested as of December 31, 2024.

(4)
Mr. Hunt stepped down as Chief Financial Officer effective March 1, 2024 and continued as a Senior Advisor until April 1, 2024. As part of his separation agreement, it was agreed that (i) he would receive a cash payment equal to $247,500, which represented nine months of his salary payable in a cash lump sum, (ii) he would receive COBRA continuation payments for up to nine months, (iii) his option expiration dates would be extended through March 1, 2025, and (iv) his outstanding RSUs accelerated as of April 1, 2024 with respect to 61,250 shares of our common stock subject thereto (and the remainder were forfeited). The value of RSU award vesting acceleration is based on the closing price of $7.28 per share of our common stock as of April 1, 2024, which was the date we accelerated his RSUs. We have not included the cash value of the senior advisor salary, which was a continuation of his salary between March 1, 2024 and April 1, 2024 and amounted to $28,750. No equity awards vested during Mr. Hunt’s role as a senior advisor. All of these payments and benefits were in exchange for Mr. Hunt’s execution of a general release of claims in favor of us and our affiliates.

Non-Employee Director Compensation

During the fiscal year ended December 31, 2024, we provided compensation to our non-employee directors, in the form of cash retainers (prorated for partial years of service) and equity awards with total values as set forth below:

Annual Retainer for Board Membership
Annual service on the board of directors	$45,000
Additional retainer for annual service as non-executive Chair of the board	75,000
Additional Annual Retainer for Committee Membership
Annual service as chair of the audit committee	22,500
Annual service as member of the audit committee (other than chair)	10,000
Annual service as chair of the compensation committee	15,000
Annual service as member of the compensation committee (other than chair)	7,500
Annual service as chair of the nominating and corporate governance committee	10,000
Annual service as member of the nominating and corporate governance committee (other than chair)	5,000

In lieu of the cash payment above, members of the board of directors may elect to receive restricted stock units (RSUs) with the same value. For those who elected to receive RSUs, the board and committee membership retainers in the above table were paid in RSUs with a total grant date fair value equal to the retainer amounts listed above. In addition, each non-employee director (who has not waived his or her compensation) will receive an annual equity long-term incentive award of RSUs having a fair market value of $140,000 (collectively, the Annual Grant).

The Annual Grant and the portion of any RSUs related to the annual retainer for board membership amounts in the table above will vest in full on the earlier of the one-year anniversary of the grant date or on the date of the annual meeting of stockholders following the grant date, subject to the applicable director’s continued service through the applicable vesting date. The portion of the RSUs related to the additional annual retainer for committee membership will vest in an amount equal to 25% of the value of such grants, rounded to the nearest whole share, on each of September 1, December 1, March 1, and June 1 following such grant, subject to the applicable director’s continued service through the applicable vesting date.
Our policy provides that, upon the initial election of the relevant non-employee director, each new non-employee director will be granted a one-time grant of RSUs having a fair market value of $225,000 (the Initial Grant). The Initial Grant will vest in three equal annual installments over three years, subject to the applicable director’s continued service through the applicable vesting date. The Initial Grant and Annual Grant are subject to full accelerated vesting upon a Sale Event (as defined in our 2019 Stock Option and Incentive Plan (the 2019 Plan)).
We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof. Employee directors will receive no additional compensation for their service as a director. The aggregate amount of compensation, including both equity compensation and cash compensation (but excluding the aforementioned reimbursed expenses), paid to any non-employee director in a calendar year period will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $500,000 in any other year.
The following table presents the outstanding options and RSUs held as of December 31, 2024 and the total compensation for each person who served as a non-employee director during fiscal 2024. Other than as set forth in the table below, we did not pay any compensation or make any equity awards to our non-employee directors during fiscal 2024. Mr. Burton, who is our Chief Executive Officer, and Mr. Kolb, who waived his rights to compensation, did not receive any compensation for their service as directors except for reimbursement of out-of-pocket expenses related to such services. The compensation received by Mr. Burton, as a named executive officer, is presented in the “Executive Compensation — 2024 Summary Compensation Table”.

	Stock Awards Outstanding as of December 31, 2024		Total Director Compensation for fiscal year ended December 31, 2024
Name	Options	RSUs	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)
Duncan Gallagher	62,500	15,408	$29,431	$215,337	$244,768
John A. Kane	5,209	17,529	50,938	265,223	316,161
Matthew Kolb(2)	—	—	—	—	—
Julie Larson-Green	—	15,073	26,035	207,458	233,493
Anita V. Pramoda(3)	—	15,408	29,431	215,337	244,768
S. Dawn Smith	—	15,184	27,167	210,081	237,248
Mark B. Templeton(4)	—	15,184	27,167	210,081	237,248
_________________

(1)
The amounts reported represent the aggregate grant date fair value of the restricted stock units awarded to the non-employee directors in the fiscal year ended December 31, 2024, calculated in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the non-employee directors upon any settlement of RSUs or any sale of the underlying shares of common stock.

(2)
Mr. Kolb waived his rights to compensation and therefore has not and will not receive any compensation in connection with serving on the Board except for reimbursement of out-of-pocket expenses related to such service, pursuant to the Company's non-employee director compensation policy.

(3)	Ms. Pramoda voluntarily resigned, effective March 1, 2025. Ms. Pramoda's resignation is not the result of any disagreement or conflict with the Company.
(4)	Mr. Templeton voluntarily resigned, effective March 1, 2024. Mr. Templeton's resignation is not the result of any disagreement or conflict with the Company.

CEO Pay Ratio Disclosure

As required by SEC rules, we are providing the following information about the relationship between the annual total compensation of our CEO and the annual total compensation of our median compensated employee (our CEO pay ratio).

For fiscal 2024, the median of the annual total compensation of all employees of our company (other than our CEO) was $119,906 and the annual total compensation of our CEO was $5,494,141. Based on this information, for fiscal 2024 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 46 to 1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

For fiscal 2024, we calculated the CEO pay ratio using the same median employee that we used to calculate the pay ratio in fiscal 2023 and 2022, as we believe there has been no change in our employee population or compensation arrangements during fiscal 2024 that would result in a significant change to our pay ratio disclosure.

To identify the median employee in fiscal 2022, we examined the compensation of all our full- and part-time employees (other than our CEO) as of December 31, 2022, the last day of fiscal 2022. Our employee population consisted of individuals (other than our CEO) working at our parent company and consolidated subsidiaries both within and outside the United States. We did not include any contractors or other non-employee workers in our employee population.

We used a consistently applied compensation measure consisting of actual annual base salary, actual bonus and, commission amounts earned, matching contributions made by us under our 401(k) plan, and the grant date fair value of equity awards for the year ended December 31, 2022 to identify our median employee. For simplicity, we calculated annual base salary using a reasonable estimate of the hours worked during fiscal 2022 for hourly employees and actual salary paid for our remaining employees. We annualized compensation for any full-time and part-time employees who commenced work during fiscal 2022 to reflect a full year. Equity awards granted during the year were included using the same methodology we use for our named executive officers in our Summary Compensation Table. We did not make any cost-of-living adjustments.

Using this approach, we identified the individual at the median of our employee population who was the best representative of our employee population. The individual is a full-time employee based in the United States.

We then calculated the fiscal 2024 annual total compensation for this individual using the same methodology we use for our named executive officers as set forth in our fiscal 2024 Summary Compensation Table.

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2024 Summary Compensation Table.

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates, and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024 regarding shares of common stock that may be issued under our equity compensation plans consisting of the 2011 Plan, the 2019 Plan, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP):

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities Referenced in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1):	5,082,970	(2)	$11.99	(3)	5,890,281	(4)
Equity compensation plans not approved by security holders:	N/A		N/A		N/A
Total	5,082,970		$11.99		5,890,281

(1)
Includes the 2011 Plan, the 2019 Plan, and the 2019 ESPP. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee. The 2019 ESPP provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase each January 1, beginning on January 1, 2020, by the lesser of 750,000 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the ESPP Administrator. As of December 31, 2024, a total of 4,288,278 shares of our common stock had been reserved for issuance pursuant to the 2019 Plan, which number excludes the 3,202,189 shares that were added to the 2019 Plan as a result of the automatic annual increase on January 1, 2025. This number will be subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2019 Plan and the 2011 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan (provided, that any such shares of common stock will first be converted into shares of common stock). The company no longer makes grants under the 2011 Plan. As of December 31, 2024, a total of 1,602,003 shares of our common stock had been reserved for issuance pursuant to the 2019 ESPP, which number excludes the 640,437 shares that were added to the 2019 ESPP as a result of the automatic annual increase on January 1, 2025. This number will be subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization.

(2)
Includes 1,053,251 shares of common stock issuable upon the exercise of outstanding options, 3,505,406 shares of common stock issuable upon the vesting and settlement of RSUs, and 524,313 shares of common stock issuable upon the vesting and settlement of PRSUs.

(3)	As RSUs and PRSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(4)	As of December 31, 2024, there were 4,288,278 shares of common stock available for grant under the 2019 Plan and 1,602,003 shares of common stock available for grant under the 2019 ESPP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 31, 2025, for:
•each of our named executive officers for fiscal 2024;
•each of our directors;
•all of our current directors and executive officers as a group; and
•each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based percentage ownership of our capital stock on 69,587,834 shares of our common stock outstanding on March 31, 2025. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2025 and RSUs that will vest within 60 days of March 31, 2024 to be outstanding and to be beneficially owned by the person holding the option or RSU for the purpose of computing the percentage ownership of that person, but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Health Catalyst, Inc., 10897 South River Front Parkway #300, South Jordan, Utah 84095.

	Shares Beneficially Owned
	Number	Percentage
5% Stockholders:
Entities affiliated with First Light Asset Management , LLC(1)	7,148,472	10.3%
Entities affiliated with Blackrock(2)	5,583,876	8.0%
Entities affiliated with The Vanguard Group(3)	4,394,731	6.3%
Directors and Named Executive Officers:
Duncan Gallagher(4)	114,664	*
John A. Kane(5)	118,890	*
Matthew Kolb(6)	—	*
Julie Larson-Green(7)	50,447	*
S. Dawn Smith(8)	44,654	*
Jill Hoggard Green(9)	27,706	*
Daniel Burton(10)	1,189,138	1.7%
Jason Alger(11)	44,944	*
Bryan Hunt(12)	153	*
Benjamin Landry	—	*
Linda Llewelyn(13)	58,526	*
Kevin Freeman(14)	129,304	*
All current directors and executive officers as a group (12 persons)(15)	1,783,482	2.6%
_________________
*    Represents beneficial ownership of less than 1%.

(1)
Based on information reported by First Light Asset Management, LLC on Schedule 13G/A filed with the SEC on February 7, 2025. Of the shares of common stock beneficially owned, First Light Asset Management reported that it has shared dispositive power and shared voting power with respect to 7,148,472 shares. First Light Asset Management listed its address as 3300 Edinborough Way, Suite 201, Edina, MN 55435.

(2)
Based on information reported by Blackrock, Inc. on Schedule 13F filed with the SEC on February 7, 2025. Of the shares of common stock beneficially owned, Blackrock, Inc. reported that it has sole dispositive power with respect to all shares and sole voting power with respect to 5,376,822 shares. Blackrock, Inc. listed its address as 50 Hudson Yards, New York, NY 10001.

(3)
Based on information reported by The Vanguard Group on Schedule 13F-HR filed with the SEC on February 11, 2025. Of the shares of common stock beneficially owned, The Vanguard Group reported that it has sole dispositive power with respect to 4,362,497 shares, and shared dispositive power and shared voting power with respect to 32,234 shares. The Vanguard Group listed its address as 100 Vanguard Blvd., Malvern, PA 19355.

(4)	Consists of (a) 52,164 shares of common stock and (b) 62,500 shares of common stock underlying options exercisable within 60 days of March 31, 2025.
(5)	Consists of (a) 113,681 shares of common stock and (b) 5,209 shares of common stock underlying options exercisable within 60 days of March 31, 2025.
(6)
Mr. Kolb waived his rights to compensation and therefore will not receive any compensation, including equity award grants, in connection with serving on the Board except for reimbursement of out-of-pocket expenses related to such service, pursuant to the Company's non-employee director compensation policy.

(7)	Consists of 50,447 shares of common stock.
(8)	Consists of 44,654 shares of common stock.
(9)	Consists of 27,706 shares of common stock.
(10)	Consists of (a) 1,000,537 shares of common stock and (b) 188,601 shares of common stock underlying options exercisable within 60 days of March 31, 2025.
(11)	Consists of (a) 34,901 shares of common stock and (b) 10,043 shares of common stock underlying options exercisable within 60 days of March 31, 2025.
(12)	Consists of 153 shares of common stock.
(13)	Consists of (a) 30,053 shares of common stock and (b) 28,473 shares of common stock underlying options exercisable within 60 days of March 31, 2025.
(14)	Consists of 129,304 shares of common stock.
(15)
The directors and executive officers as a group includes the aggregate shares of common stock beneficially owned by the directors and executive officers of the company as of March 31, 2025, which consists of (a) 1,488,809 shares of common stock and (b) 294,826 shares of common stock underlying options exercisable within 60 days of March 31, 2025.

As previously disclosed, Anita Pramoda stepped down as a member of our board of directors as of March 1, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, and indemnification arrangements, discussed in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Employment Arrangements

Jeffrey Selander, the brother-in-law of Daniel Burton, is a non-executive employee, currently serving as Senior Vice President, and has served with us since September 2011. Mr. Selander’s total compensation for the fiscal year ended December 31, 2024 was $716,331, including RSU grants with an aggregate grant date fair value of $330,875. Jeffrey Selander does not live in the same household as Daniel Burton.

Andrew Cardon, the brother-in-law of Daniel LeSueur, is a non-executive employee, currently serving as Strategic Account Executive, and has served with us since December 2011. Mr. Cardon’s total compensation for the fiscal year ended December 31, 2024 was $352,508, including RSU grants with an aggregate grant date fair value of $38,671. Mr. Cardon does not live in the same household as Daniel LeSueur.

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see the section titled “Executive Compensation—Narrative to Summary Compensation Table—Executive employment arrangements.”
Customer Relationships

Matthew Kolb, a member of our board of directors since July 2023, serves as the Executive Vice President and Chief Operating Officer of Carle Health, a non-profit hospital network. We maintain on-going technology and professional service relationships with Carle Health, including technology access and professional services that includes Tech-enabled Managed Services (i.e., TEMS). We recognized revenue under these related party contracts of $16.7 million during the fiscal year ended December 31, 2024.

Stock Option Grants to Directors and Executive Officers
We have granted RSUs, PRSUs and stock options to certain of our directors and executive officers. For more information regarding the stock options and stock awards granted to our directors and named executive officers see the section titled “Management—Non-Employee Director Compensation” and “Executive Compensation.”
Other Transactions
Other than as described above, since January 1, 2024, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arms-length dealings with unrelated third parties.

Limitation of Liability and Indemnification of Directors and Officers

We have adopted an amended and restated certificate of incorporation, which contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors are not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law (as amended, the DGCL) is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

In addition, we have adopted amended and restated bylaws, which provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

Further, we have entered into or will enter into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, our bylaws, and in indemnification agreements that we have entered into or will enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Related Party Transaction Policy

Our board of directors has adopted a formal policy by which our audit committee has the primary responsibility for reviewing and approving related person transactions. A related person transaction is a transaction, arrangement, or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were, or will be participants and in which the amount involved exceeds $120,000. A related person is any executive officer, director, or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration, and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction, and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer, and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy.

In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs, and benefits to us;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director, or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify, or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

All of the specific transactions described above were entered into prior to the adoption of the written policy. The employment arrangements and stock option grants to directors and officers described above were approved by our board of directors considering similar factors to those described above.
Independence of Our Board
Our common stock is listed on Nasdaq. Under the Nasdaq listing standards, independent directors must constitute a majority of a listed company’s board. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating, and corporate governance committees be independent. Under the Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under Exchange Act and the Nasdaq listing standards. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq listing standards.
Our board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board has determined that none of Messrs. Gallagher and Kane, nor Mses. Green, Larson-Green, and Smith have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq listing standards. Anita Pramoda served as a member of our board during the fiscal year ended December 31, 2024 and through March 1, 2025. Our board determined that Ms. Pramoda was “independent” as defined under the applicable rules and regulations of the Nasdaq listing standards. Our board determined that Mr. Kolb was not “independent” as defined under the applicable rules and regulations of the Nasdaq listing standards due to his role as the Chief Operating Officer at Carle Health and the revenue we received from Carle Health in fiscal 2024 relative to our total revenue in fiscal 2024. In making these determinations, our board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and any of their affiliated funds, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
We have adopted a policy under which our audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. Our audit committee pre-approved all services performed by the independent registered public accounting firm in fiscal 2024.
Audit Fees
The following table sets forth the fees billed or to be billed by Ernst & Young LLP and its affiliates for professional services rendered with respect to the fiscal years ended December 31, 2024 and 2023, inclusive of out-of-pocket expenses. All of these services were approved by our audit committee.

Fee Category	2024	2023
Audit Fees(1)	$2,012,338	$1,610,827
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,012,338	$1,610,827

(1)	Audit Fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and accounting consultations billed as audit services.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents were filed as part of our Original Form 10-K:

1. Financial Statements:

See Index to Financial Statements in Item 8 of our Original Form 10-K.

2. Financial Statement Schedules:

Reference is made to the financial statement schedules included under Item 8 of Part II in our Original Form 10-K. All other schedules are omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger, dated January 10, 2025, by and among Health Catalyst, Inc., Upfront Healthcare Services, Inc., and the other parties named therein.	10-K	2.1	February 26, 2025

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	Filed herewith

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Executive Severance Plan.	S-1/A	10.16	July 12, 2019

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	10-K	10.6	February 28, 2023

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.9#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021
10.10#	Offer Letter, dated March 27, 2023, between the Registrant and Ben Landry.	10-Q	10.2	May 10, 2023

10.11#	Offer Letter, dated February 5, 2024, between the Registrant and Daniel LeSueur.	10-K	10.11	February 26, 2025

10.12#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.13#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

10.14#	Policy for Recovery of Erroneously Awarded Compensation	10-K	97	February 22, 2024

19.1	Insider Trading Policy	10-K	19.1	February 26, 2025

21.1	Subsidiaries of Registrant.	10-K	21.1	February 26, 2025

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	February 26, 2025

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	24.1	February 26, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	February 26, 2025

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
___________________
#    Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH CATALYST, INC.

Date: 4/30/2025	By:	/s/ Daniel Burton
Daniel Burton
Chief Executive Officer (Principal Executive Officer)

Date: 4/30/2025	By:	/s/ Jason Alger
Jason Alger
Chief Financial Officer (Principal Financial and Accounting Officer)