Form 10-Q
period 2025-03-31
Health Catalyst, Inc.
filed 2025-05-09
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the Registrant had 69,601,233 shares of common stock outstanding.

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
•expectations regarding our key financial metrics; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, actual or potential changes in the Medicaid and research funding environment, or market volatility and measures taken in response thereto), the tight labor market and any natural disasters or new public health crises, on our business and results of operations.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K.
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

•Macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, actual or potential changes in the Medicaid and research funding environment, or market volatility and measures taken in response thereto), the tight labor market, and any natural disasters or new public health crises could harm our business, results of operations, and financial condition.
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,968	$249,645
Short-term investments	—	142,355
Accounts receivable, net(1)	64,046	57,182
Prepaid expenses and other assets	16,702	16,468
Total current assets	422,716	465,650
Property and equipment, net	31,648	29,394
Intangible assets, net	106,400	86,052
Operating lease right-of-use assets	11,877	12,058
Goodwill	313,380	259,759
Other assets	5,521	6,016
Total assets	$891,542	$858,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,946	$11,433
Accrued liabilities	23,795	26,340
Deferred revenue(1)	71,497	53,281
Operating lease liabilities	3,760	3,614
Current portion of long-term debt	231,563	231,182
Total current liabilities	339,561	325,850
Long-term debt, net of current portion	151,291	151,178
Deferred revenue, net of current portion	407	249
Operating lease liabilities, net of current portion	15,751	16,291
Contingent consideration liabilities	7,313	—
Other liabilities	408	154
Total liabilities	514,731	493,722
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 69,481,638 and 64,043,799 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,587,085	1,552,714
Accumulated deficit	(1,210,414)	(1,186,672)
Accumulated other comprehensive income (loss)	140	(835)
Total stockholders’ equity	376,811	365,207
Total liabilities and stockholders’ equity	$891,542	$858,929
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue(1):
Technology	$51,482	$46,966
Professional services	27,931	27,757
Total revenue	79,413	74,723
Cost of revenue, excluding depreciation and amortization:
Technology	17,565	15,315
Professional services	25,613	23,202
Total cost of revenue, excluding depreciation and amortization	43,178	38,517
Operating expenses:
Sales and marketing	14,738	19,058
Research and development	15,186	14,871
General and administrative	14,162	14,564
Depreciation and amortization	12,320	10,525
Total operating expenses	56,406	59,018
Loss from operations	(20,171)	(22,812)
Interest and other (expense) income, net	(3,356)	2,338
Loss before income taxes	(23,527)	(20,474)
Income tax provision	215	113
Net loss	$(23,742)	$(20,587)
Net loss per share, basic and diluted	$(0.35)	$(0.35)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	68,552	58,592

__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(23,742)	$(20,587)

Other comprehensive income (loss):
Change in net unrealized losses on available for sale investments	(74)	(130)
Change in foreign currency translation adjustment	1,049	(27)
Comprehensive loss	$(22,767)	$(20,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units	980,857	—	—	—	—
Stock-based compensation	—	7,787	—	—	7,787
Repurchase of common stock	(1,103,601)	(5,000)	—	—	(5,000)
Issuance of common stock related to acquisition	5,560,583	31,584	—	—	31,584
Net loss	—	—	(23,742)	—	(23,742)
Other comprehensive income	—	—	—	975	975
Balance as of March 31, 2025	69,481,638	$1,587,085	$(1,210,414)	$140	$376,811

	Three Months Ended March 31, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	657,579	—	—	—	—
Exercise of stock options	3,062	20	—	—	20
Stock-based compensation	—	11,015	—	—	11,015
Net loss	—	—	(20,587)	—	(20,587)
Other comprehensive loss	—	—	—	(157)	(157)
Balance as of March 31, 2024	58,956,132	$1,495,091	$(1,137,757)	$(124)	$357,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(23,742)	$(20,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,543	10,838
Depreciation and amortization	12,320	10,525
Impairment of long-lived assets	—	2,200
Non-cash operating lease expense	735	781
Amortization of debt discount, issuance costs, and deferred financing costs	1,208	379
Investment discount and premium accretion	(914)	(1,965)
Provision for expected credit losses	810	2,405
Deferred tax provision	67	14
Other	(292)	4
Change in operating assets and liabilities:
Accounts receivable, net	(6,067)	4,011
Prepaid expenses and other assets	764	300
Accounts payable, accrued liabilities, and other liabilities	(7,196)	(5,495)
Deferred revenue	15,988	7,801
Operating lease liabilities	(944)	(945)
Net cash provided by operating activities	280	10,266

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	143,208	137,000
Purchase of short-term investments	—	(50,197)
Acquisition of businesses, net of cash acquired	(41,122)	—
Capitalization of internal-use software	(4,661)	(2,530)
Purchases of property and equipment	(670)	(208)
Purchase of intangible assets	—	(84)
Proceeds from the sale of property and equipment	7	3
Net cash provided by investing activities	96,762	83,984

Cash flows from financing activities
Proceeds from employee stock purchase plan	695	843
Repurchase of common stock	(5,000)	—
Repayment of debt	(407)	—
Proceeds from exercise of stock options	—	20
Net cash (used in) provided by financing activities	(4,712)	863
Effect of exchange rate changes on cash and cash equivalents	(7)	(19)
Net increase in cash and cash equivalents	92,323	95,094

Cash and cash equivalents at beginning of period	249,645	106,276
Cash and cash equivalents at end of period	$341,968	$201,370

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$31,584	$—
Stock-based compensation capitalized as internal-use software	244	177
Purchase of property and equipment included in accounts payable	188	60
Capitalized internal-use software included in accounts payable and accrued liabilities	226	148

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K.
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2025, the interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, the interim condensed consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024, our interim condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. Our condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.
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
The CODM is regularly provided with and uses Adjusted Gross Profit as the measure of our profit used to assess performance and allocate resources between the two operating segments. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across our two operating segments. Refer to Note 18-Segments for additional details.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Refer to Note 16-Contract Balances and Remaining Performance Obligations for additional details.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of March 31, 2025 and December 31, 2024, $2.0 million and $2.1 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the remaining $2.7 million and $2.9 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Allowance for credit losses at the beginning of period	$4,200	$4,105
Provision for expected credit losses	810	2,405
Less: Write-offs, net of recoveries	(2,010)	(10)
Allowance for credit losses at the end of period	$3,000	$6,500
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
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. There was no impairment of goodwill for the three months ended March 31, 2025 and 2024.

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
For the three months ended March 31, 2025, and 2024, we expensed $1.5 million and $0.4 million of transaction costs associated with business combinations, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
As applicable, the portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our condensed consolidated balance sheets, while the portion to be paid in cash within twelve months is classified as a component of current liabilities. Changes in the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations.
Advertising costs
All advertising costs are expensed as incurred. For each of the three months ended March 31, 2025 and 2024, we incurred $0.9 million and $3.4 million of advertising costs, respectively.

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
Stock-based compensation
Stock-based awards, including stock options, RSUs, PRSUs, and restricted shares are measured and recognized in our condensed consolidated financial statements based on the fair value of the award on the grant date or, when applicable, the modification date. The grant date fair value of our stock-based awards is typically determined using the market closing price of our common stock on the date of grant; however, we also consider whether any adjustments are required when the market closing price does not reflect certain material non-public information that we know but is unavailable to marketplace participants on the date of grant. We record forfeitures of stock-based awards as the actual forfeitures occur.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at March 31, 2025 and December 31, 2024. Money market funds and short-term investments are measured at fair value on a recurring basis.
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
2025 Acquisition
Upfront Healthcare Services
On January 22, 2025, we acquired Upfront Healthcare Services, Inc. (Upfront), a next-generation patient engagement platform provider. We accounted for the acquisition of Upfront as a business combination. The acquisition consideration transferred was $80.0 million and was comprised of estimated net cash consideration of $41.1 million, shares of our common stock with an aggregate acquisition-date fair value of $31.6 million, and contingent consideration based on certain earn-out performance targets for Upfront during an earn-out period ending on December 31, 2026, with an aggregate acquisition-date fair value of $7.3 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Upfront.
An additional 106,196 shares of our common stock subject to restriction agreements (restricted shares) were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as acquisition stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 13-Stock-Based Compensation for additional details related to our stock-based compensation.
The following table summarizes the preliminary acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Upfront (in thousands):

Assets acquired:
Accounts receivable, net	$1,544
Prepaid expenses and other assets	655
Property and equipment, net	114
Right-of-use assets	288
Developed technology	16,400
Client relationships	11,700
Trademarks	600
Total assets acquired	31,301
Less liabilities assumed:
Accrued and other current liabilities	1,558
Deferred revenue	2,352
Operating lease liability	284
Total liabilities assumed	4,194
Total assets acquired, net	27,107
Goodwill	52,912
Total consideration transferred, net of cash acquired	$80,019
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of six years, three years, and three years, respectively. The resulting goodwill from the Upfront acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended March 31, 2025.
The amount of revenue attributable to the acquired business of Upfront was not material to our condensed consolidated statement of operations for the three months ended March 31, 2025. Income (loss) information for Upfront after the acquisition date through March 31, 2025 is not presented as the Upfront business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the three months ended March 31, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested.
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the three months ended March 31, 2025 and 2024 as if the acquisition of Upfront had taken place on January 1, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Pro forma net loss	$(23,358)	$(27,769)
The unaudited pro forma information is presented for informational purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2024 or to project potential results as of any future date or for any future periods. The unaudited pro forma information, including adjustments, are based upon available information and certain assumptions that we believe are reasonable. Pro forma revenue has not been presented for the Upfront acquisition as the impact to our condensed consolidated financial statements was not material.
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to the Upfront acquisition which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Amortization of acquired intangible assets	$(1,269)	$(1,904)
Acquisition-related costs, net	2,585	(1,155)

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2024 Acquisitions
Intraprise Health, LLC
On November 8, 2024, we acquired Intraprise Health, LLC (Intraprise), a leading provider of data and analytics technology and security services to healthcare organizations. We accounted for the acquisition of Intraprise as a business combination. The acquisition consideration transferred was $44.9 million and was comprised of net cash consideration of $25.4 million and shares of our common stock with an aggregate acquisition-date fair value of $19.5 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Intraprise.
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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended March 31, 2025.
Lumeon Ltd.
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. We accounted for the acquisition of Lumeon as a business combination. The acquisition consideration transferred was $39.8 million and was comprised of estimated net cash consideration of $36.2 million, shares of our common stock with an aggregate acquisition-date fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.7 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Lumeon.

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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended March 31, 2025.
Carevive Systems, Inc.
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. Oncology providers and life science researchers use Carevive’s flagship platform and/or Carevive data in routine clinical practice for treatment care planning, clinical trial screening, care coordination, remote patient monitoring, and/or post-treatment care. The acquisition consideration transferred was $22.1 million and was comprised of estimated net cash consideration of $18.6 million, shares of our common stock with an aggregate acquisition-date fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Carevive.

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
2024 Acquisitions Unaudited Pro Forma Financial Information
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Recurring technology	$51,482	$46,966
Professional services	27,931	27,757
Total revenue	$79,413	$74,723
Revenue related to contracts with clients located in the United States was 96.1% and 97.9% for the three months ended March 31, 2025 and 2024, respectively.
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services. We have not incurred any goodwill impairment charges.
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2025 were as follows (in thousands):

	Technology	Professional Services	Total
Balance as of December 31, 2024	$253,090	$6,669	$259,759
Upfront acquisition	52,912	—	52,912
Foreign currency translation adjustments	709	—	709
Balance as of March 31, 2025	$306,711	$6,669	$313,380

As of March 31, 2025, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$140,800	$(97,863)	$42,937
Client relationships and contracts	120,578	(60,952)	59,626
Computer software licenses	11,148	(9,847)	1,301
Trademarks	5,328	(2,792)	2,536
Total intangible assets	$277,854	$(171,454)	$106,400
Amortization expense of acquired intangible assets was $8.7 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three months ended March 31, 2025 and 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2024, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$124,109	$(93,611)	$30,498
Client relationships and contracts	108,824	(57,020)	51,804
Computer software licenses	11,149	(9,503)	1,646
Trademarks	4,694	(2,590)	2,104
Total intangible assets	$248,776	$(162,724)	$86,052

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Computer equipment	$10,577	$10,309
Leasehold improvements	8,473	8,456
Furniture and fixtures	3,806	3,757
Capitalized internal-use software costs	51,564	46,143
Computer software	111	111
Total property and equipment	74,531	68,776
Less: accumulated depreciation	(42,883)	(39,382)
Property and equipment, net	$31,648	$29,394
Our long-lived assets are located in the United States. Depreciation expense totaled $3.6 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.
There was no impairment of long-lived assets during the three months ended March 31, 2025. During the three months ended March 31, 2024, we impaired $0.7 million of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 9-Leases for additional details.
We capitalized $5.4 million and $2.7 million of internal-use software costs for the three months ended March 31, 2025 and 2024, respectively. We incurred $2.9 million and $2.4 million of capitalized internal-use software cost amortization expense for the three months ended March 31, 2025 and 2024, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three months ended March 31, 2025 and 2024. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents that are measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$338,163	$—	$—	$338,163	$338,163	$—

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$186,872	$—	$—	$186,872	$186,872	$—
U.S. treasury notes	177,129	70	—	177,199	58,386	118,813
Commercial paper	13,940	1	—	13,941	—	13,941
Corporate bonds	9,598	3	—	9,601	—	9,601
Total	$387,539	$74	$—	$387,613	$245,258	$142,355

The following table presents the contractual maturities of our short-term investments as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$—	$—	$142,294	$142,355
Total	$—	$—	$142,294	$142,355

Accrued interest receivables related to our available-for-sale securities of $0.9 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2025 and December 31, 2024, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$338,163	$—	$—	$338,163
Contingent consideration liabilities	—	—	(7,313)	(7,313)
Total	$338,163	$—	$(7,313)	$330,850
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$186,872	$—	$—	$186,872
U.S. Treasury notes	177,199	—	—	177,199
Commercial paper	—	13,941	—	13,941
Corporate bonds	—	9,601	—	9,601
Total	$364,071	$23,542	$—	$387,613
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2025 and 2024.
Convertible senior notes
As of March 31, 2025 and December 31, 2024, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $230.7 million and $227.5 million, respectively. We estimate the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 10—Debt for further information.
Nonrecurring fair value measurements
We recorded no impairment charges related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the three months ended March 31, 2025 and $2.2 million for the three months ended March 31, 2024. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the office space designated for subleasing and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates.
Level 3 fair value measurements
The Upfront acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped at $33.4 million and will be paid 63% in equity and 37% in cash to the extent achieved. We value Upfront’s expected contingent consideration and the corresponding liability using the Monte Carlo simulation valuation model using a distribution of potential outcomes of potential pay-out scenarios.

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
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is $5.3 million based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned and our closing stock price as of March 31, 2025. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs used during the three months ended March 31, 2025:

	Valuation Method	Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
	(unaudited)
Revenue-based earn-out liabilities	Monte Carlo	13.0%	40%	1.9	4.3%

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2024	$—
Acquisition-date contingent consideration liability from Upfront acquisition (see Note 2)	7,313
Balance as of March 31, 2025	$7,313
8. Accrued Liabilities
As of March 31, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Accrued compensation and benefit expenses	$8,637	$11,655
Interest payable	6,053	4,803
Restructuring liabilities(1)	639	—
Other accrued liabilities	8,466	9,882
Total accrued liabilities	$23,795	$26,340
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
9. Leases
We lease office space under operating leases that expire between the second quarter of 2025 and the fourth quarter of 2031. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2024.
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Operating lease expense	$769	$628
Short-term lease expense	155	19
Sublease income	(500)	(438)
Total	$424	$209
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the three months ended March 31, 2025, we did not identify asset impairment indicators for our corporate office spaces designated for subleasing, and therefore did not recognize any impairment charges. During the three months ended March 31, 2024, we identified asset impairment indicators for multiple of our corporate office spaces designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.2 million during the three months ended March 31, 2024, representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the three months ended March 31, 2024, $1.5 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements.
10. Debt
Debt consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
2.50% convertible senior notes due 2025	$230,000	$230,000
Variable interest rate term loan maturing 2029	161,980	162,388
Total Principal Outstanding	391,980	392,388
Less: Unamortized discount and issuance costs	(9,126)	(10,028)
Net carrying amount	382,854	382,360
Less: Current portion of long-term debt	(231,563)	(231,182)
Long-term debt, net of current portion	$151,291	$151,178

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Contractual interest expense	$5,869	$1,450
Amortization of debt discount and issuance costs	898	379
Amortization of deferred financing costs	549	—
Total	$7,316	$1,829

Maturity of Debt
As of March 31, 2025, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:	(unaudited)
2025	231,219
2026	1,627
2027	1,627
2028	1,627
2029	155,880
Total debt maturities	391,980
Less: Unamortized debt discount and issuance costs	(9,126)
Net carrying amount	$382,854
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
Borrowings under the initial term loan bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement.
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
On or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our common stock or a combination of cash and shares of common stock, at our election. Based on the closing price of our common stock of $4.53 per share on the last trading day of the period ended March 31, 2025, the if-converted value of the Notes was less than their respective principal amounts. As of March 31, 2025, the Notes are classified as a current liability on our condensed consolidated balance sheet. The Notes were settled fully in cash upon the maturity date in April 2025. Refer to “Note 20—Subsequent Events” for additional information.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2025 and December 31, 2024, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 69,587,834 and 64,043,799 shares were legally issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. The shares legally issued and outstanding as of March 31, 2025 included 106,196 shares issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2025.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. There were no shares repurchased during the three months ended March 31, 2024. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of March 31, 2025.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(23,742)	$(20,587)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	68,552,084	58,591,514
Net loss per share, basic and diluted	$(0.35)	$(0.35)

During the three months ended March 31, 2025 and 2024, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of March 31,
	2025	2024
	(unaudited)
Common stock options	1,023,042	1,109,870
Restricted stock units	5,707,796	4,514,688
Performance-based restricted stock units	2,727,883	538,026
Shares related to convertible senior notes(1)	—	7,516,331
Employee stock purchase plan	217,113	211,715
Restricted shares	106,196	—
Shares issuable as acquisition-related contingent consideration(2)	—	—
Total potentially dilutive securities	9,782,030	13,890,630
_________________________
(1)On April 14, 2025, we fully settled the principal amount of the convertible senior notes in cash with no issuance of shares of our common stock. As of March 31, 2025, we had formally communicated that the convertible senior notes would be settled fully in cash, so we have not included any shares related to convertible senior notes as of this date in the table above. In connection with the offering of our convertible senior notes, we entered into Capped Calls with initial caps on the conversion price of $42.00 per share, which are excluded from the calculation of diluted earnings per share in all periods presented, as they would be antidilutive.
(2)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of March 31, 2025 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date.
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2025, there were an additional 3,202,189 shares reserved for issuance under the 2019 Plan. As of March 31, 2025 and December 31, 2024, there were 26,846,400 and 23,644,211 shares authorized for grant, respectively, and 2,220,834 and 4,288,278 shares available for grant under the 2019 and 2011 Plan (collectively, the Stock Incentive Plan), respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Restricted stock units	$5,525	$8,343
Performance-based restricted stock units	1,165	213
Employee stock purchase plan	284	300
Restricted shares	569	1,969
Options	—	13
Total stock-based compensation	$7,543	$10,838

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Cost of revenue	$1,221	$1,697
Sales and marketing	2,162	3,990
Research and development	1,133	1,844
General and administrative	3,027	3,307
Total stock-based compensation	$7,543	$10,838

Stock options
There were no stock options granted during the three months ended March 31, 2025 or 2024. A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2025, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2025	1,053,251	$11.99
Options cancelled/expired	(30,209)	10.53
Outstanding at March 31, 2025	1,023,042	$12.03	2.9	$—
Vested and expected to vest as of March 31, 2025	1,023,042	$12.03	2.9	$—
Vested and exercisable as of March 31, 2025	1,023,042	$12.03	2.9	$—
The aggregate intrinsic value of stock options exercised was less than $0.1 million for the three months ended March 31, 2024 and there were no stock options exercised during the three months ended March 31, 2025. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for RSUs is generally satisfied over three or four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2025	3,505,406	$11.49
RSUs granted	3,226,619	4.95
RSUs vested	(747,148)	11.93
RSUs forfeited	(277,081)	8.27
Unvested and outstanding at March 31, 2025	5,707,796	$7.76
During the three months ended March 31, 2025 and 2024, we granted RSUs with a weighted-average grant date fair value of $4.95 and $8.69, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $8.9 million and $8.8 million, respectively.
As of March 31, 2025, we had $40.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.3 years.
Performance-based restricted stock units (PRSUs)
2025 PRSUs
During the three months ended March 31, 2025, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions.
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
During the three months ended March 31, 2025, we also granted PRSUs to certain employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ending December 31, 2025, and if the individual employee continues to provide services to us through the vesting date of March 1, 2026. The number of PRSUs that will ultimately vest from these 2025 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2025 against the pre-established targets.
2024 PRSUs
During the three months ended March 31, 2024, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for TSR achievement (weighted 25%) and financial performance targets for revenue growth rate achievement (weighted 25%) and Adjusted EBITDA margin achievement (weighted 50%).

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
2023 PRSUs
During the three months ended March 31, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for TSR achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets are weighted equally and these PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest in 2023, 2024, and 2025 will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024, and 2025 vesting periods, each rounded to the nearest whole share.

The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(unaudited)
Expected volatility	71.6%	65.5%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.16% - 4.23%	4.33% - 4.91%
Expected dividends	—	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the three months ended March 31, 2025:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2025	524,313	$9.90
PRSUs granted	2,401,883	4.98
PRSUs vested	(146,734)	9.82
PRSUs forfeited	(51,579)	10.28
Unvested and outstanding at March 31, 2025	2,727,883	$5.56

During the three months ended March 31, 2025 and 2024, we granted PRSUs with a weighted-average grant date fair value of $4.98 and $9.45, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the three months ended March 31, 2025 and 2024 was $1.4 million and $0.5 million, respectively. As of March 31, 2025, we had $11.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.3 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Employee stock purchase plan
In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 640,437 shares.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Expected volatility	75.2%	55.5%
Expected term (in months)	6	6
Risk-free interest rate	4.25%	5.24%
Expected dividends	—	—
As of March 31, 2025, a total of 217,113 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.3 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2025. As of March 31, 2025, 2,242,440 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares is subject to eighteen months of continuous service with cliff vesting.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the three months ended March 31, 2025, 86,975 of these retention bonus restricted shares vested.

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

As of March 31, 2025, we had $0.5 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.9 years.
14. Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the three months ended March 31, 2025 and 2024, our estimated effective tax rate was (0.9)% and (0.6)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2025 and December 31, 2024, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. There were no charges recorded during the three months ended March 31, 2025.
16. Contract Balances and Performance Obligations
As of March 31, 2025 and December 31, 2024, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $7.7 million and $11.8 million, respectively.
As of March 31, 2025 and December 31, 2024, the total of current and non-current deferred revenue on our consolidated balance sheets was $71.9 million and $53.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended March 31, 2025 and 2024, 34% and 38%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $276.9 million of revenue on unsatisfied performance obligations as of March 31, 2025. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $4.4 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we had receivables from this related party of $0.4 million and $2.2 million, respectively, and deferred revenue with this related party of $2.2 million and $0.1 million, respectively.
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
Revenues and cost of revenue generally are directly attributed to our segments. All segment revenue is from our external clients. Asset and other balance sheet information at the segment level is not reported to our CODM.
The CODM is regularly provided with and reviews revenue and Adjusted Gross Profit by operating segment. The CODM uses Adjusted Gross Profit as the primary measure of our profit used to assess performance and allocate resources between the two operating segments. Adjusted Cost of Revenue is a significant segment expense that is easily computable by subtracting segment Adjusted Gross Profit from segment revenue. Adjusted Gross Profit and Adjusted Cost of Revenue are non-GAAP financial measures, have limitations as analytical tools, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.

The reconciliation between reportable segment Adjusted Gross Profit to consolidated loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Adjusted Gross Profit
Technology	$34,611	$32,160
Professional Services	4,437	6,159
Total reportable segments Adjusted Gross Profit	39,048	38,319
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,221)	(1,697)
Acquisition-related costs, net(1)	(194)	(156)
Restructuring costs	(1,398)	(260)
Less other reconciling items:
Sales and marketing	(14,738)	(19,058)
Research and development	(15,186)	(14,871)
General and administrative	(14,162)	(14,564)
Depreciation and amortization	(12,320)	(10,525)
Interest and other income (expense), net	(3,356)	2,338
Loss before income taxes	$(23,527)	$(20,474)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Technology:
Revenue	$51,482	$46,966
Adjusted Cost of Revenue(1)	16,871	14,806
Adjusted Gross Profit	$34,611	$32,160

Professional Services:
Revenue	$27,931	$27,757
Adjusted Cost of Revenue(2)	23,494	21,598
Adjusted Gross Profit	$4,437	$6,159
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
19. Restructuring Costs
2025 Restructuring Plan
During the three months ended March 31, 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2025 Restructuring Plan).
As part of the 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions.
Restructuring liabilities related to the 2025 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2024	$—
Severance and other restructuring costs	3,558
Cash payments	(2,919)
Balance as of March 31, 2025	$639

The following table summarizes our 2025 Restructuring Plan costs by financial statement line item for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Total Severance and Other Team Member Costs
(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$401
Professional services	998
Sales and marketing	352
Research and development	1,671
General and administrative	136
Total	$3,558
Our restructuring activities as part of the 2025 Restructuring Plan are expected to be substantially complete by June 30, 2025. We expect additional restructuring costs of at least $0.5 million in the second quarter of 2025. Restructuring initiatives continue to be under evaluation, which may result in additional restructuring costs and associated payments.

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
The following table summarizes our 2023 Restructuring Plan costs by financial statement line item for the three months ended March 31, 2024 (in thousands).

	Three Months Ended March 31, 2024
	Severance and Other Team Member Costs	Impairment Charges(1)	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$661	$—	$661
Professional services	181	—	181
Sales and marketing	443	—	443
Research and development	449	—	449
General and administrative	79	—	79
Total	$1,813	$—	$1,813

2023 Restructuring Plan final, cumulative charges incurred through December 31, 2024	$8,240	$615	$8,855
____________________
(1)Consists of impairment of a discontinued internal-use software project as part of the 2023 Restructuring Plan.
20. Subsequent Events
Repayment of Convertible Senior Notes
On April 14, 2025, we repaid in full the outstanding principal and accrued interest on our 2.50% Convertible Senior Notes due 2025, which were originally issued on April 14, 2020, in the aggregate principal amount of $230.0 million. Following this payment, no amounts remain outstanding under the Notes.

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
Highlights from the three months ended March 31, 2025 and 2024 included:
•We recognized total revenue of $79.4 million and $74.7 million for the three months ended March 31, 2025 and 2024, respectively. The growth in revenue was primarily due to revenue from new clients, including acquired relationships, and revenue expansion from existing clients.
•We incurred net losses of $23.7 million and $20.6 million for the three months ended March 31, 2025 and 2024, respectively.
•Our Adjusted EBITDA was $6.3 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Macroeconomic Environment and Strategic Operating Plan
Recent macroeconomic challenges (including high levels of inflation, high interest rates, uncertainty with tariffs, and actual or potential changes in the Medicaid and research funding environment) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain.
The health system end market, in particular, has experienced meaningful financial strain over the last few years, in which it has realized significant increases in labor and supply costs without a commensurate increase in revenue, leading to a deterioration in operating margins across many of our clients and prospective clients. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 and the first few months of 2025 relative to 2022 and 2023. If this trend with the end-markets continues, we expect it to be a tailwind in the medium-to-long-term, however, we are also continuing to monitor the implications of any policy developments around potential Medicaid and research funding reductions, as well as implications of the evolving tariff landscape.

In recent quarters, we have been encouraged by incremental improvements, including in the three month period ended March 31, 2025, and we are encouraged to see improving and stabilizing operating margins for clients and prospective clients in our health system end market. With respect to other near-term implications of the challenging macroeconomic environment, we continue to anticipate that a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our Platform Client base, as well as upsells to our over 900 App Clients. This expectation is driven by our belief that many existing clients that have already realized a strong financial return on investment (ROI), and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. We have collected data internally that shows we are more than twice as effective at selling into organizations where we have an existing relationship compared to those where there is no prior relationship, which gives us additional confidence in our ability to drive cross-selling within our broad client base.
We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability, especially within our Platform Clients whose contracts, when sold as a bundle with our analytics applications, often have built-in, contractual technology revenue escalators and are often locked in for three to five years.
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
We continue to proactively respond to the challenging macroeconomic environment with a strategic operating plan that emphasizes our offerings and go-to-market approach in the areas where we have the most competitive differentiation and where clients are most likely to achieve measurable financial and operational ROI both in the near term and over time. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make investments in research and development, primarily in enhancing the capabilities within Health Catalyst Ignite, in order to maintain our position as a market-leading data platform over the long term.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2025	2024
GAAP Financial Measures:	(in thousands, except percentages)
Total revenue	$79,413	$74,723
Gross profit	$28,659	$29,321
Gross margin	36%	39%
Net loss	$(23,742)	$(20,587)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$39,048	$38,319
Adjusted Gross Margin	49%	51%
Adjusted EBITDA	$6,279	$3,377
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
We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

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
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$51,482	$27,931	$79,413
Cost of revenue, excluding depreciation and amortization	(17,565)	(25,613)	(43,178)
Amortization of intangible assets, cost of revenue	(4,596)	—	(4,596)
Depreciation of property and equipment, cost of revenue	(2,980)	—	(2,980)
Gross profit	26,341	2,318	28,659
Gross margin	51%	8%	36%
Add:
Amortization of intangible assets, cost of revenue	4,596	—	4,596
Depreciation of property and equipment, cost of revenue	2,980	—	2,980
Stock-based compensation	219	1,002	1,221
Acquisition-related costs, net(1)	74	120	194
Restructuring costs(2)	401	997	1,398
Adjusted Gross Profit	$34,611	$4,437	$39,048
Adjusted Gross Margin	67%	16%	49%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, ARMUS, and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions. For additional detail, refer to Note 19-Restructuring Costs in our condensed consolidated financial statements.

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
(2)Restructuring costs include severance and other team member costs from workforce reductions. For additional detail, refer to Note 19-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 53% for the three months ended March 31, 2024 to 51% for the three months ended March 31, 2025. Adjusted Technology Gross Margin decreased from 68% for the three months ended March 31, 2024 to 67% for the three months ended March 31, 2025. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of Platform Clients to Health Catalyst Ignite, and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
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
Professional services gross margin decreased from 16% for the three months ended March 31, 2024 to 8% for the three months ended March 31, 2025. Adjusted Professional Services Gross Margin decreased from 22% for the three months ended March 31, 2024 to 16% for the three months ended March 31, 2025, primarily due to lower utilization rates in our professional services organization, timing of certain one-time revenue items that we anticipate will occur later in 2025, and increased costs related to pilot ambulatory operations TEMS, which we are planning to exit. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services (TEMS), and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.

Total gross margin decreased from 39% for the three months ended March 31, 2024 to 36% for the three months ended March 31, 2025. Total Adjusted Gross Margin decreased from 51% for the three months ended March 31, 2024 to 49% for the three months ended March 31, 2025. We expect total Adjusted Gross Margin to fluctuate and decline in the near term, primarily due to a mix shift to a greater proportion of technology revenue as well as anticipated improvement in technology and professional services gross margins over time.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision, (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) restructuring costs, and (vii) non-recurring lease-related charges. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs, and non-recurring lease-related charges allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(23,742)	$(20,587)
Add:
Interest and other expense (income), net	3,356	(2,338)
Income tax provision	215	113
Depreciation and amortization	12,320	10,525
Stock-based compensation	7,543	10,838
Acquisition-related costs, net(1)	3,029	813
Restructuring costs(2)	3,558	1,813
Non-recurring lease-related charges(3)	—	2,200
Adjusted EBITDA	$6,279	$3,377
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments.
(2)Restructuring costs include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in our condensed consolidated financial statements.
(3)Non-recurring lease-related charges include the lease-related impairment charge related to our corporate office space designated for subleasing. For additional details, refer to Note 9 in our condensed consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation, high interest rates, uncertainty with tariffs, actual or potential changes in the Medicaid and research funding environment, the tight labor market or the market volatility and measures taken in response thereto. Recent macroeconomic challenges (including the high levels of inflation, high interest rates, uncertainty with tariffs, actual or potential changes in the Medicaid and research funding environment, or market volatility and measures taken in response thereto) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. These challenges have also disrupted the normal operations of many businesses, including ours. Our health system end market recently experienced meaningful financial strain from significant inflation. In particular, the health system end market experienced increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 and the first few months of 2025 relative to 2022 and 2023. If this trend with the end-markets continues, we expect it to be a tailwind in the medium-to-long-term. We are also continuing to monitor the implications of any policy developments around potential Medicaid and research funding reductions, as well as implications of the evolving tariff landscape. These uncertainties in our end market could cause potential delays in client decisions.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the three months ended March 31, 2025, our technology revenue and professional services revenue represented

65% and 35% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin.
Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our Platform Clients from our DOS platform to Health Catalyst Ignite. These transitions have and will continue to result in higher cost of technology revenue, which will negatively impact Adjusted Technology Gross Margin. We anticipate the large majority of the Ignite migration will be completed by mid-2026. Over time we anticipate that the migration to Health Catalyst Ignite will benefit Adjusted Technology Gross Margin.
Recent Acquisitions
Upfront Healthcare, Inc.
On January 22, 2025, we acquired Upfront Healthcare Services, Inc. (Upfront), a next-generation patient engagement platform provider. We accounted for the acquisition of Upfront as a business combination. The acquisition consideration transferred was $80.0 million and was comprised of net cash consideration of $41.1 million, shares of our common stock with an aggregate acquisition-date fair value of $31.6 million, and contingent consideration based on certain earn-out performance targets for Upfront during an earn-out period ending on December 31, 2026, with an acquisition-date fair value of $7.3 million, that, if achieved, would be paid 62.5% in common stock and 37.5% in cash. Certain Upfront shareholders also received shares of our common stock subject to revesting that are accounted for as post-acquisition stock-based compensation. The purchase resulted in Health Catalyst acquiring 100% ownership in Upfront.
Intraprise Health, LLC.
On November 8, 2024, we acquired Intraprise Health, LLC. (Intraprise), a leading provider of data and analytics technology and services to healthcare organizations. We accounted for the acquisition of Intraprise as a business combination. The acquisition consideration transferred was $44.9 million and was comprised of net cash consideration of $25.4 million and shares of our common stock with an aggregate acquisition-date fair value of $19.5 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Intraprise.
Lumeon Ltd.
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. We accounted for the acquisition of Lumeon as a business combination. The acquisition consideration transferred was $39.8 million and was comprised of net cash consideration of $36.2 million, shares of our common stock with an aggregate acquisition-date fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.7 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Lumeon.
Carevive Systems, Inc.
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. The acquisition consideration transferred was $22.1 million and was comprised of net cash consideration of $18.6 million, shares of our common stock with an aggregate acquisition-date fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period ending on June 30, 2025, with an acquisition-date fair value of $0.9 million. The purchase resulted in us acquiring 100% ownership in Carevive.

Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2025 and 2024, technology revenue represented 65% and 63% of total revenue, respectively, and professional services revenue represented 35% and 37% of total revenue, respectively.
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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The 2023 and 2025 Restructuring Plans have reduced our ongoing cost of professional services revenue. However, we expect that the future savings from the reduced headcount may be offset by continued growth in our professional services, including TEMS. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.

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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The 2023 Restructuring Plan and 2025 Restructuring Plan increased our research and development expenses in the first quarter of 2024 and first quarter 2025, respectively, due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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
Interest and other (expense) income, net
Interest and other (expense) income, net primarily consists of interest expense from our debt arrangements offset by income from our investment holdings. Interest expense is primarily attributable to the Convertible Senior Notes and Credit Agreement and also includes the amortization of deferred financing costs related to our debt arrangements.
Income tax provision
Income tax provision consists of U.S. federal, state, and foreign income taxes. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for our net deferred tax assets, including net operating loss carryforwards (NOLs) and tax credits related primarily to research and development.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Technology	$51,482	$46,966
Professional services	27,931	27,757
Total revenue	79,413	74,723
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	17,565	15,315
Professional services(1)(2)(3)	25,613	23,202
Total cost of revenue, excluding depreciation and amortization	43,178	38,517
Operating expenses:
Sales and marketing(1)(2)(3)	14,738	19,058
Research and development(1)(2)(3)	15,186	14,871
General and administrative(1)(2)(3)(4)	14,162	14,564
Depreciation and amortization	12,320	10,525
Total operating expenses	56,406	59,018
Loss from operations	(20,171)	(22,812)
Interest and other income (expense), net	(3,356)	2,338
Loss before income taxes	(23,527)	(20,474)
Income tax provision	215	113
Net loss	$(23,742)	$(20,587)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2025	2024
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$219	$365
Professional services	1,002	1,332
Sales and marketing	2,162	3,990
Research and development	1,133	1,844
General and administrative	3,027	3,307
Total	$7,543	$10,838

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended March 31,
	2025	2024
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$74	$65
Professional services	120	91
Sales and marketing	498	64
Research and development	167	202
General and administrative	2,170	391
Total	$3,029	$813
(3)Includes restructuring costs, as follows:

	Three Months Ended March 31,
	2025	2024
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$401	$79
Professional services	997	181
Sales and marketing	352	449
Research and development	1,672	443
General and administrative	136	661
Total	$3,558	$1,813
(4)Includes non-recurring lease-related charges, as follows:

	Three Months Ended March 31,
	2025	2024
Non-recurring lease-related charges:	(in thousands)
General and administrative	$—	$2,200
Total	$—	$2,200

	Three Months Ended March 31,
	2025	2024
Revenue:
Technology	65%	63%
Professional services	35	37
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	22	20
Professional services	32	31
Total cost of revenue, excluding depreciation and amortization	54	51
Operating expenses
Sales and marketing	19	26
Research and development	19	20
General and administrative	18	19
Depreciation and amortization	16	14
Total operating expenses	72	79
Loss from operations	(26)	(30)
Interest and other income (expense), net	(4)	3
Loss before income taxes	(30)	(27)
Income tax provision	—	—
Net loss	(30)%	(27)%

Discussion of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$51,482	$46,966	$4,516	10%
Professional services	27,931	27,757	174	1%
Total revenue	$79,413	$74,723	$4,690	6%
Percentage of revenue:
Technology	65%	63%
Professional services	35	37
Total	100%	100%

Total revenue was $79.4 million for the three months ended March 31, 2025, compared to $74.7 million for the three months ended March 31, 2024, an increase of $4.7 million, or 6%.
Technology revenue was $51.5 million, or 65% of total revenue, for the three months ended March 31, 2025, compared to $47.0 million, or 63% of total revenue, for the three months ended March 31, 2024. The technology revenue increase was primarily related to growth from new and acquired clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.

Professional services revenue was essentially flat for the three months ended March 31, 2025 and 2024, and represented 35% and 37% of total revenue, respectively.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$17,565	$15,315	$2,250	15%
Professional services	25,613	23,202	2,411	10%
Total cost of revenue, excluding depreciation and amortization	$43,178	$38,517	$4,661	12%
Percentage of total revenue	54%	51%
Cost of technology revenue, excluding depreciation and amortization, was $17.6 million for the three months ended March 31, 2025, compared to $15.3 million for the three months ended March 31, 2024, an increase of $2.3 million, or 15%. The increase was primarily due to a $0.8 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $0.7 million increase in salary and related personnel costs, including stock-based compensation, a $0.3 million increase in salary and related personnel cost related to the 2025 Restructuring Plan, a $0.2 million increase in license and revenue share fees, and a $0.2 million increase in contractor and outside service provider fees.
Cost of professional services revenue was $25.6 million for the three months ended March 31, 2025, compared to $23.2 million for the three months ended March 31, 2024, an increase of $2.4 million, or 10%. This increase was primarily due to a $2.0 million increase in salary and related personnel cost, including stock-based compensation, and a $0.8 million increase in salary and related personnel cost related to the 2025 Restructuring Plan, partially offset by a $0.4 million decrease in contractor and outside service provider fees.
Operating expenses
Sales and marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,738	$19,058	$(4,320)	(23)%
Percentage of total revenue	19%	26%

Sales and marketing expenses were $14.7 million for the three months ended March 31, 2025, compared to $19.1 million for the three months ended March 31, 2024, a decrease of $4.3 million, or 23%. The decrease was primarily due to a $1.8 million decrease in stock-based compensation, a $1.6 million decrease in contractor and outside service provider fees related to a change in the timing of our HAS event, and a $1.6 million decrease in our provision for expected credit losses compared to the three months ended March 31, 2024, partially offset by a $1.1 million increase in salary and related personnel costs.
Sales and marketing expense as a percentage of total revenue decreased from 26% in the three months ended March 31, 2024 to 19% in the three months ended March 31, 2025.

Research and development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$15,186	$14,871	$315	2%
Percentage of total revenue	19%	20%

Research and development expenses were $15.2 million for the three months ended March 31, 2025, compared to $14.9 million for the three months ended March 31, 2024, an increase of $0.3 million, or 2%. The increase was primarily due to a $1.2 million increase in severance costs related to the 2025 Restructuring Plan and $0.8 million increase in contractor and outside service provider fees, partially offset by a $1.3 million decrease in salary and related personnel costs related to our restructuring activities related to the 2025 Restructuring Plan and a $0.7 million decrease in stock-based compensation,
Research and development expense as a percentage of revenue decreased from 20% in the three months ended March 31, 2024 to 19% in the three months ended March 31, 2025.
General and administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$14,162	$14,564	$(402)	(3)%
Percentage of total revenue	18%	19%
General and administrative expenses were $14.2 million for the three months ended March 31, 2025, compared to $14.6 million for the three months ended March 31, 2024, a decrease of $0.4 million, or 3%. The decrease was primarily due to a $2.2 million decrease in lease related impairment charges, partially offset by a $1.2 million increase in acquisition related costs and a $0.8 million increase in salary and related personnel costs.
General and administrative expense as a percentage of revenue decreased from 19% in the three months ended March 31, 2024 to 18% in the three months ended March 31, 2025.
Depreciation and amortization

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$12,320	$10,525	$1,795	17%
Percentage of total revenue	16%	14%

Depreciation and amortization expenses were $12.3 million for the three months ended March 31, 2025, compared to $10.5 million for the three months ended March 31, 2024, an increase of $1.8 million, or 17%. This increase was primarily due to an increase in intangible assets related to our business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the three months ended March 31, 2024 to 16% in the three months ended March 31, 2025.

Interest and other (expense) income, net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest income	$3,831	4,189	$(358)	(9)%
Interest expense	(7,316)	(1,829)	(5,487)	300%
Other income (expense)	129	(22)	151	(686)%
Total interest and other (expense) income, net	$(3,356)	$2,338	$(5,694)	(244)%

Interest and other (expense) income, net decreased $5.7 million, or 244%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This change is primarily due to a $5.5 million increase in interest expense related to our new credit agreement with Silver Point Finance.
Income tax provision

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$215	$113	$102	90%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $342.0 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions. Our cash equivalents and short-term investments are currently comprised of money market funds, but in the past have also commonly included U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
Since inception, we have financed our operations primarily from the proceeds we received through private sales of equity securities, payments received from clients under technology and professional services arrangements, borrowings under our loan and security agreements (including our Credit Agreement described below), our IPO, the Note Offering, and the Secondary Public Equity Offering (as defined below). Our future capital requirements will depend on many factors, including our pace of new client growth and expanded client relationships, technology and professional services renewal activity, and the timing and extent of spend to support the expansion of sales, marketing, development, share repurchases, and acquisition-related activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also have the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, subject to satisfaction of certain conditions, including a minimum liquidity threshold, and a maximum recurring revenue/leverage ratio. Borrowings under the Credit Agreement are expected to bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ended on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.
We used the net proceeds from the initial term loan together with cash on hand to repay in full the outstanding principal and accrued interest on our 2.50% Convertible Senior Notes due 2025 at maturity on April 14, 2025 and we expect to use the remaining net proceeds from the initial term loan for working capital and general corporate purposes. We may also use proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.
Refer to “Note 10—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Credit Agreement.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share.
There were no shares repurchased during the three months ended March 31, 2024. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of March 31, 2025.
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes are senior, unsecured obligations and accrued interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes were fully repaid in cash at maturity on April 14, 2025. Refer to “Note 20—Subsequent Events” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding maturity of the Notes.
Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$280	$10,266
Net cash provided by investing activities	96,762	83,984
Net cash (used in) provided by financing activities	(4,712)	863
Effect of exchange rate changes	(7)	(19)
Net increase in cash and cash equivalents	$92,323	$95,094
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the three months ended March 31, 2025, net cash provided by operating activities was $0.3 million, which included a net loss of $23.7 million. Non-cash adjustments primarily consisted of $12.3 million in depreciation and amortization, $7.5 million in stock-based compensation, and $0.8 million from the provision for expected credit losses, offset by $0.9 million in net interest income from the accretion of discounts on our short-term investments.
For the three months ended March 31, 2024, net cash provided by operating activities was $10.3 million, which included a net loss of $20.6 million. Non-cash adjustments primarily consisted of $10.5 million in depreciation and amortization, $10.8 million in stock-based compensation, and $2.2 million from lease-related impairment charges, offset by $2.0 million in net interest income from the accretion of discounts on our short-term investments.

Investing activities
Net cash provided by investing activities for the three months ended March 31, 2025 of $96.8 million was primarily due to $143.2 million provided from the sale and maturity of short-term investments, reduced by $41.1 million used in the acquisition of businesses, and $4.7 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the three months ended March 31, 2024 of $84.0 million was primarily due to $137.0 million provided from the sale and maturity of short-term investments, reduced by $50.2 million in purchases of short-term investments, and $2.5 million of capitalized internal-use software development costs.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2025 of $4.7 million was primarily due to $5.0 million of share repurchases reduced by $0.7 million in proceeds from our ESPP.
Net cash provided by financing activities for the three months ended March 31, 2024 of $0.9 million was primarily due to $0.8 million in proceeds from our ESPP.

Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2025. See “Note 1—Description of Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company’s significant accounting policies.

We perform a goodwill impairment analysis annually as of October 31, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the three months ended March 31, 2025, we observed overall declines in the Company’s stock price which led to our conclusion that a triggering event had occurred and therefore we performed a quantitative test for the two reporting units.
The fair value of the reporting units were based upon weightings of the income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market approach.
Based on our interim impairment test of goodwill, it was determined that the fair values of the Technology and the Professional Services reporting units were in excess of their respective carrying values as of and during the three months ended March 31, 2025. The fair value of the Technology and Professional Services reporting units exceeded their respective carrying values by approximately 10% and 13%, respectively. If our stock price continues to decline or other adverse events occur, the goodwill of these reporting units may be at risk of impairment.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2025.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $342.0 million as of March 31, 2025, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of March 31, 2025, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million, as of March 31, 2025, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

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
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 and in the first few months of 2025 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We face competition from industry-agnostic analytics companies, electronic health record (EHR) companies, such as Epic Systems and Oracle Health, point solution vendors, and healthcare organizations that perform their own analytics. These competitors include large, well-financed, and technologically sophisticated entities. Some of our current large competitors, such as Optum Analytics and IBM, have greater name recognition, longer operating histories, significantly greater resources than we do, and/or more established distribution networks and relationships with healthcare providers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products or services to increase the availability of their products or services to the marketplace. Current or future competitors may consolidate to improve the breadth of their products, directly competing with our Solution. Accordingly, new competitors may emerge that have greater market share, larger client bases, greater breadth and volume of data, more widely adopted proprietary technologies, broader offerings, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.

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

Macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, actual or potential changes in the Medicaid and research funding environment, or market volatility and measures taken in response thereto), the tight labor market, and any natural disasters or new public health crises could harm our business, results of operations, and financial condition.
Recent macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, actual or potential changes in the Medicaid and research funding environment, or market volatility and measures taken in response thereto), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

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

We cannot predict with any certainty whether and to what degree the disruption caused by any natural disasters, new public health crises, the high inflationary environment, rising interest rates, tariffs, actual or potential changes in the Medicaid and research funding environment, market volatility and measures taken in response thereto, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of natural disasters, public health crises, and macroeconomic challenges (including the high inflationary and/or high interest rate environments, tariffs and actual or potential changes in the Medicaid and research funding environment), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Additionally, we are continuing to monitor the implications of any policy developments around potential Medicaid and research funding reductions, as well as implications of the evolving tariff landscape. These uncertainties in our end market could cause potential delays in client decisions.

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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of high inflationary and/or high interest rate environments, tariffs, actual or potential changes in the Medicaid and research funding environment, market volatility and measures taken in response thereto, the tight labor market, and the impact of any natural disasters or public health emergencies upon our clients.
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
•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, tariffs, actual or potential changes in the Medicaid and research funding environment, market volatility and measures taken in response thereto, natural disasters and public health crises on our clients, partners, and business;
•the amount and timing of our investment in research and development activities;
•the amount and timing of our investment in sales and marketing activities;
•technical difficulties or interruptions to our Solution, including related to updates to our technology or technology migrations, in particular, those related to our migration of existing DOS clients to Health Catalyst Ignite;
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

We use AI and generative AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, AI Technologies), throughout our business, and are making investments in this area.
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
We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. Between January 1, 2020 and March 31, 2025, we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja, ERS, Carevive, Lumeon, Intraprise, and Upfront. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
Our Solution is generally hosted from and uses computing infrastructure provided by third parties, including Microsoft Azure and other computing infrastructure service providers. We have migrated and expect to continue to migrate a significant portion of our DOS and analytics application computing infrastructure needs to Microsoft Azure. We have made and expect to continue to make substantial investments in transitioning clients using our DOS Solution from our own managed data center to Microsoft Azure and the migration of clients to Health Catalyst Ignite. This transition has increased and we anticipate it will continue to increase the cost of hosting our technology and negatively impact our technology gross margin in the near term. Such migrations are risky and may cause disruptions to our Solution, service outages, downtime, or other problems and may increase our costs. Despite precautions taken during such transitions, any unsuccessful transition of technology may impair clients’ use of our technology which may cause greater costs or downtime and which may lead to, among other things, client dissatisfaction and non-renewals.
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
We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, or settlement fees, prevent us from offering our Solution or using certain technologies, require us to re-engineer all or a portion of our Solution, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our outstanding and any future debt obligations could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions. We may not use the cash proceeds from the Term Loan Facility in an optimally productive and profitable manner. Our ability to satisfy our debt obligations will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors, including those described in these risk factors, many of which are beyond our control.

Since inception, our business has generated net losses, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to make payments owed under the Term Loan Facility.

If we are unable to satisfy our debt obligations, we may be required to seek funds from external sources, which may not be available on acceptable terms, if at all, and which could intensify the risks related to our indebtedness and further restrict our operating and financial flexibility. Further, any repayment of our debt with equity would dilute the ownership interests of our existing stockholders. In the event of a default on our debt obligations, amounts owed under our Term Loan Facility may be accelerated, and assets serving as collateral under our Term Loan Credit Facility may be subject to foreclosure. Any default under the Credit Agreement could also lead to a default under our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. Further, if we are liquidated, the lender’s rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware, Twistle, ARMUS, KPI Ninja, ERS, Carevive, Lumeon, Intraprise and Upfront between February 2020 and March 2025. Our limited operating history, in particular with respect to the businesses we have recently acquired, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter.
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

•recruitment or departure of key personnel; and
•other events or factors, including those resulting from macroeconomic challenges (including high inflationary and/or high interest rate environment, tariffs and actual or potential changes in the Medicaid and research funding environment), war, bank or financial institution failures, incidents of terrorism, public health crises, or responses to these events.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during 2024 and we had $24.8 million available to purchase under the Share Repurchase Plan as of March 31, 2025. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended March 31, 2025 were as follows (in millions, except share and per share amounts ):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 – January 31, 2025	—	$	—	$29.8
February 1, 2025 – February 28, 2025	—	$	—	$29.8
March 1, 2025 – March 31, 2025	1,103,601	$4.51	1,103,601	$24.8
Total	1,103,601	$4.51	1,103,601

(1)On August 2, 2022, our board of directors authorized and approved a share repurchase program of up to $40.0 million of our outstanding stock. We began repurchasing shares under this program during the third quarter of 2022 and repurchased additional shares during the first quarter of 2023 and the first quarter of 2025. As of March 31, 2025, the total remaining authorization for future shares of common stock repurchases under our share repurchase program is approximately $24.8 million.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, the following directors or officers of the Company adopted a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K:

Name and Title	Type of Trading Arrangement	Date Adopted	Expiration Date	Duration(1)	Total Shares to be Sold
Daniel Burton, Chief Executive Officer	Rule 10b5-1 Trading Arrangement	3/12/2025	5/31/2026	445 days	Up to 1,502,590(2)
Benjamin Landry, General Counsel	Rule 10b5-1 Trading Arrangement	3/1/2025	3/31/2026	395 days	Up to 153,967(3)
__________________
(1)The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) completion of all sales or (b) the expiration date listed in the table.
(2)The 10b5-1 trading arrangement provides for the sale of net vested shares from certain performance restricted stock unit (PRSU) awards and certain restricted stock unit (RSU) awards. With respect to the PRSU awards, total shares to be sold reflects a maximum amount without taking into account that such number is subject to the level of achievement of each performance goal contained within such PRSU awards as well as the number of shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the PRSU awards, which will vary based on the market price of our common stock at the time of vesting. With respect to the RSU awards, total shares to be sold reflects a maximum amount that includes shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting.
(3)The 10b5-1 trading arrangement provides for the sale of net vested shares from certain PRSU awards and certain RSU awards as well as the net number of shares resulting from purchases under the Company’s Employee Stock Purchase Plan (ESPP). With respect to the PRSU awards, total shares to be sold reflects a maximum amount without taking into account that such number is subject to the level of achievement of each performance goal contained within such PRSU awards as well as the number of shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the PRSU awards, which will vary based on the market price of our common stock at the time of vesting. With respect to the RSU awards, total shares to be sold reflects a maximum amount that includes shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting. With respect to the ESPP, the total shares to be sold is up to 5,000 shares (i.e., the maximum number of shares that could be acquired under the ESPP for such period), and such number will vary based on the market price of our common stock at the time of the acquisition of shares under the ESPP.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended March 31, 2025. Mr. Alger and Ms. Llewelyn each terminated their respective “Rule 10b5-1 trading arrangements” during the three months ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger, dated January 10, 2025, by and among Health Catalyst, Inc., Upfront Healthcare Services, Inc., and the other parties named therein.	10-K	2.1	February 26, 2025

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1#	Non-Employee Director Compensation Policy	10-K/A	10.1#	April 30, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	May 9, 2025
Jason Alger	(Principal Financial and Accounting Officer)