Form 10-Q
period 2025-06-30
Health Catalyst, Inc.
filed 2025-08-08
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the Registrant had 70,373,625 shares of common stock outstanding.

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
•expectations regarding our key financial metrics; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), the tight labor market and any natural disasters or new public health crises, on our business and results of operations.
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

•Macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), the tight labor market, and any natural disasters or new public health crises could harm our business, results of operations, and financial condition.
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
•Our results of operations have fluctuated in the past and may continue to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price and the value of an investment in our common stock could decline substantially.
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,712	$249,645
Short-term investments	46,626	142,355
Accounts receivable, net(1)	68,378	57,182
Prepaid expenses and other assets	14,860	16,468
Total current assets	180,576	465,650
Property and equipment, net	33,399	29,394
Intangible assets, net	98,346	86,052
Operating lease right-of-use assets	12,345	12,058
Goodwill	286,095	259,759
Other assets	5,419	6,016
Total assets	$616,180	$858,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,940	$11,433
Accrued liabilities	17,367	26,340
Deferred revenue(1)	67,011	53,281
Operating lease liabilities	3,878	3,614
Current portion of long-term debt	1,627	231,182
Total current liabilities	98,823	325,850
Long-term debt, net of current portion	151,401	151,178
Deferred revenue, net of current portion	329	249
Operating lease liabilities, net of current portion	15,883	16,291
Contingent consideration liabilities	2,145	—
Other liabilities	52	154
Total liabilities	268,633	493,722
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 70,267,429 and 64,043,799 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,596,707	1,552,714
Accumulated deficit	(1,251,392)	(1,186,672)
Accumulated other comprehensive income (loss)	2,232	(835)
Total stockholders’ equity	347,547	365,207
Total liabilities and stockholders’ equity	$616,180	$858,929
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue(1):
Technology	$52,876	$47,635	$104,358	$94,601
Professional services	27,845	28,267	55,776	56,024
Total revenue	80,721	75,902	160,134	150,625
Cost of revenue, excluding depreciation and amortization:
Technology	18,352	16,067	35,917	31,382
Professional services	24,128	23,993	49,741	47,195
Total cost of revenue, excluding depreciation and amortization	42,480	40,060	85,658	78,577
Operating expenses:
Sales and marketing	13,206	12,745	27,944	31,803
Research and development	12,392	13,884	27,578	28,755
General and administrative	8,284	14,363	22,446	28,927
Depreciation and amortization	12,684	10,657	25,004	21,182
Goodwill impairment	28,769	—	28,769	—
Total operating expenses	75,335	51,649	131,741	110,667
Loss from operations	(37,094)	(15,807)	(57,265)	(38,619)
Interest and other (expense) income, net	(3,803)	2,361	(7,159)	4,699
Loss before income taxes	(40,897)	(13,446)	(64,424)	(33,920)
Income tax provision	81	70	296	183
Net loss	$(40,978)	$(13,516)	$(64,720)	$(34,103)
Net loss per share, basic and diluted	$(0.59)	$(0.23)	$(0.94)	$(0.58)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	69,626	59,304	69,092	58,948
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(40,978)	$(13,516)	$(64,720)	$(34,103)

Other comprehensive income (loss):
Change in net unrealized losses on available for sale investments	(4)	(38)	(78)	(168)
Change in foreign currency translation adjustment	2,096	—	3,145	(27)
Comprehensive loss	$(38,886)	$(13,554)	$(61,653)	$(34,298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	69,481,638	$1,587,085	$(1,210,414)	$140	$376,811
Vesting of restricted stock units	472,888	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,903	1,003	—	—	1,003
Stock-based compensation	—	8,619	—	—	8,619
Net loss	—	—	(40,978)	—	(40,978)
Other comprehensive income	—	—	—	2,092	2,092
Balance as of June 30, 2025	70,267,429	$1,596,707	$(1,251,392)	$2,232	$347,547

	Three Months Ended June 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	58,956,132	$1,495,091	$(1,137,757)	$(124)	$357,210
Vesting of restricted stock units and restricted shares	449,272	—	—	—	—
Issuance of common stock under employee stock purchase plan	263,482	1,431	—	—	1,431
Exercise of stock options	17,702	110	—	—	110
Stock-based compensation	—	9,221	—	—	9,221
Issuance of common stock related to acquisition	388,590	2,584	—	—	2,584
Net loss	—	—	(13,516)	—	(13,516)
Other comprehensive loss	—	—	—	(38)	(38)
Balance as of June 30, 2024	60,075,178	$1,508,437	$(1,151,273)	$(162)	$357,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units	1,453,745	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,903	1,003	—	—	1,003
Exercise of stock options	—	—	—	—	—
Stock-based compensation	—	16,406	—	—	16,406
Repurchase of common stock	(1,103,601)	(5,000)	—	—	(5,000)
Issuance of common stock related to acquisition	5,560,583	31,584	—	—	31,584
Net loss	—	—	(64,720)	—	(64,720)
Other comprehensive income	—	—	—	3,067	3,067
Balance as of June 30, 2025	70,267,429	$1,596,707	$(1,251,392)	$2,232	$347,547

	Six Months Ended June 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	1,106,851	—	—	—	—
Issuance of common stock under employee stock purchase plan	263,482	1,431	—	—	1,431
Exercise of stock options	20,764	130	—	—	130
Stock-based compensation	—	20,236	—	—	20,236
Issuance of common stock related to acquisition	388,590	2,584	—	—	2,584
Net loss	—	—	(34,103)	—	(34,103)
Other comprehensive loss	—	—	—	(195)	(195)
Balance as of June 30, 2024	60,075,178	$1,508,437	$(1,151,273)	$(162)	$357,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(64,720)	$(34,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	15,866	19,804
Depreciation and amortization	25,004	21,182
Impairment of long-lived assets	—	2,200
Non-cash operating lease expense	1,484	1,434
Amortization of debt discount, issuance costs, and deferred financing costs	2,089	759
Investment discount and premium accretion	(933)	(3,148)
Provision for expected credit losses	1,110	3,438
Deferred tax provision	(157)	16
Change in fair value of contingent consideration liabilities	(5,168)	—
Goodwill impairment	28,769	—
Other	(784)	12
Change in operating assets and liabilities:
Accounts receivable, net	(10,633)	2,047
Prepaid expenses and other assets	2,468	1,922
Accounts payable, accrued liabilities, and other liabilities	(12,638)	(2,380)
Deferred revenue	11,423	501
Operating lease liabilities	(1,897)	(1,806)
Net cash (used in) provided by operating activities	(8,717)	11,878

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	143,208	158,200
Purchase of short-term investments	(46,760)	(50,197)
Acquisition of businesses, net of cash acquired	(41,114)	(18,659)
Capitalization of internal-use software	(10,086)	(6,287)
Purchases of property and equipment	(440)	(498)
Purchase of intangible assets	(296)	(365)
Proceeds from the sale of property and equipment	25	7
Net cash provided by investing activities	44,537	82,201

Cash flows from financing activities
Proceeds from employee stock purchase plan	1,003	1,431
Repurchase of common stock	(5,000)	—
Repayment of debt	(230,814)	—
Proceeds from exercise of stock options	—	130
Net cash (used in) provided by financing activities	(234,811)	1,561
Effect of exchange rate changes on cash and cash equivalents	58	(21)

Net (decrease) increase in cash and cash equivalents	(198,933)	95,619

Cash and cash equivalents at beginning of period	249,645	106,276
Cash and cash equivalents at end of period	$50,712	$201,895

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$31,584	$2,584
Stock-based compensation capitalized as internal-use software	540	432
Purchase of property and equipment included in accounts payable	31	105
Capitalized internal-use software included in accounts payable and accrued liabilities	262	216
Operating lease right-of-use assets obtained in exchange for operating lease obligations	951	—

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2025, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, the interim condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024, our interim condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. Our condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period, including shares issuable as acquisition-related contingent consideration, when dilutive. For purposes of this calculation, stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), convertible senior notes, restricted shares, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is anti-dilutive.
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
Refer to Note 16-Contract Balances and Remaining Performance Obligations for additional details.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of June 30, 2025 and December 31, 2024, $1.7 million and $2.1 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the remaining $2.7 million and $2.9 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.8 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
We defer certain costs to fulfill a contract when the costs are expected to be recovered, are directly related to in-process contracts, and enhance resources that will be used in satisfying performance obligations in the future. These deferred fulfillment costs primarily consist of employee compensation incurred as part of the implementation of new contracts. Amortization of deferred fulfillment costs is included within cost of revenue in the condensed consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses related to deferred costs recorded during the periods presented.
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
Short-term investments
Our investment policy limits investments to highly-rated instruments. We classify and account for our short-term investments as available for sale securities as we may sell these securities at any time for use in our current operations or for other purposes, even prior to maturity. As a result, we classify our short-term investments, including securities with contractual maturities beyond 12 months, within current assets in the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$3,000	$6,500	$4,200	$4,105
Provision for expected credit losses	300	1,033	1,110	3,438
Less: Write-offs, net of recoveries	—	(933)	(2,010)	(943)
Allowance for credit losses at the end of period	$3,300	$6,600	$3,300	$6,600
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We recorded goodwill impairment of $28.8 million during the three months ended June 30, 2025. Refer to Note 4-Goodwill and Intangible Assets for additional details.
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
For the three months ended June 30, 2025 and 2024, we expensed $1.1 million and $2.1 million of transaction costs associated with business combinations, respectively. For the six months ended June 30, 2025 and 2024, we expensed $2.6 million and $2.5 million of transaction costs associated with business combinations, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
As applicable, the portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities along with the portion to be paid in cash more than 12 months from the reporting date in our condensed consolidated balance sheets, while the portion to be paid in cash within 12 months is classified as a component of current liabilities. Changes in the contingent consideration liabilities are reflected as part of general and administrative expense in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Advertising costs
All advertising costs are expensed as incurred. For the three months ended June 30, 2025 and 2024, we incurred $0.5 million and $0.3 million of advertising costs, respectively, and $1.4 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at June 30, 2025 and December 31, 2024. Money market funds and short-term investments are measured at fair value on a recurring basis.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended June 30, 2025.
The amount of revenue attributable to the acquired business of Upfront was not material to our condensed consolidated statement of operations for the three and six months ended June 30, 2025. Income (loss) information for Upfront after the acquisition date through June 30, 2025 is not presented as the Upfront business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the six months ended June 30, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested.
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the three and six months ended June 30, 2025 and 2024 as if the acquisition of Upfront had taken place on January 1, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Pro forma net loss	$(45,950)	$(13,283)	$(69,014)	$(40,759)
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
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to the Upfront acquisition which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Amortization of acquired intangible assets	$—	$(1,904)	$(438)	$(3,808)
Acquisition-related costs, net	(4,212)	5,168	(1,921)	4,307

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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the six months ended June 30, 2025.
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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three months ended June 30, 2025.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Recurring technology	$52,876	$47,635	$104,358	$94,601
Professional services	27,845	28,267	55,776	56,024
Total revenue	$80,721	$75,902	$160,134	$150,625
Revenue related to contracts with clients located in the United States was 96.4% and 97.9% for the three months ended June 30, 2025 and 2024, respectively, and 96.2% and 97.9% for the six months ended June 30, 2025, and 2024, respectively.
4. Goodwill and Intangible Assets
During the three months ended June 30, 2025, we performed an impairment analysis of our long-lived assets and goodwill and concluded there were no events or changes in circumstances that indicated that the carrying value of the long-lived assets may not be recoverable. However, we did identify indicators of goodwill impairment, including overall declines in our stock price and market capitalization, as well as a downward revision of our future revenue forecast and concluded that a triggering event had occurred that required an interim quantitative goodwill impairment assessment of our professional services and technology reporting units.
The fair value of the reporting units were based upon weightings of the income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows, and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market-based approach.
Based on our interim impairment test of goodwill, it was determined that the fair values of our technology and professional services reporting units were below their respective carrying values as of June 30, 2025, and we recorded a total non-cash goodwill impairment charge of $28.8 million. The goodwill impairment charges were recorded as a separate line item in our condensed consolidated statements of operations.
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2025 were as follows (in thousands):

	Technology	Professional Services	Total
Balance as of December 31, 2024	$253,090	$6,669	$259,759
Upfront acquisition	52,912	—	52,912
Foreign currency translation adjustments	2,193	—	2,193
Goodwill impairment	(22,100)	(6,669)	(28,769)
Balance as of June 30, 2025	$286,095	$—	$286,095

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2025, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$141,329	$(102,116)	$39,213
Client relationships and contracts	120,683	(64,885)	55,798
Computer software licenses	11,431	(10,440)	991
Trademarks	5,393	(3,049)	2,344
Total intangible assets	$278,836	$(180,490)	$98,346
Amortization expense of acquired intangible assets was $9.0 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, and $17.8 million and $14.8 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three and six months ended June 30, 2025 and 2024.
As of December 31, 2024, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$124,109	$(93,611)	$30,498
Client relationships and contracts	108,824	(57,020)	51,804
Computer software licenses	11,149	(9,503)	1,646
Trademarks	4,694	(2,590)	2,104
Total intangible assets	$248,776	$(162,724)	$86,052

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Computer equipment	$10,353	$10,309
Leasehold improvements	8,473	8,456
Furniture and fixtures	3,798	3,757
Capitalized internal-use software costs	56,867	46,143
Computer software	111	111
Total property and equipment	79,602	68,776
Less: accumulated depreciation	(46,203)	(39,382)
Property and equipment, net	$33,399	$29,394
Our long-lived assets are primarily located in the United States. Depreciation expense totaled $3.6 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
There was no impairment of long-lived assets during the six months ended June 30, 2025. During the six months ended June 30, 2024, we impaired $2.2 million of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 9-Leases for additional details.
We capitalized $5.2 million and $3.6 million of internal-use software costs for the three months ended June 30, 2025 and 2024, respectively, and $10.7 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively. We incurred $3.0 million and $2.3 million of capitalized internal-use software cost amortization expense for the three months ended June 30, 2025 and 2024, respectively, and $5.9 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and six months ended June 30, 2025 and 2024. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents that are measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$44,371	$—	$—	$44,371	$44,371	$—
U.S. treasury notes	34,555	—	(1)	34,554	—	34,554
Commercial paper	13,560	—	(3)	13,557	1,484	12,072
Total	$92,486	$—	$(4)	$92,482	$45,855	$46,626

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$186,872	$—	$—	$186,872	$186,872	$—
U.S. treasury notes	177,129	70	—	177,199	58,386	118,813
Commercial paper	13,940	1	—	13,941	—	13,941
Corporate bonds	9,598	3	—	9,601	—	9,601
Total	$387,539	$74	$—	$387,613	$245,258	$142,355

The following table presents the contractual maturities of our short-term investments as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$46,630	$46,626	$142,294	$142,355
Total	$46,630	$46,626	$142,294	$142,355

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued interest receivables related to our available-for-sale securities of $0.4 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2025 and December 31, 2024, there were no material unrealized losses due to expected credit loss-related factors.
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$44,371	$—	$—	$44,371
U.S. Treasury notes	34,554	—	—	34,554
Commercial paper	—	13,557	—	13,557
Contingent consideration liabilities	—	—	(2,145)	(2,145)
Total	$78,925	$13,557	$(2,145)	$90,337
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$186,872	$—	$—	$186,872
U.S. Treasury notes	177,199	—	—	177,199
Commercial paper	—	13,941	—	13,941
Corporate bonds	—	9,601	—	9,601
Total	$364,071	$23,542	$—	$387,613
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2025 and 2024.
Convertible senior notes
On April 14, 2025, we fully settled the principal amount of the convertible senior notes in cash. As of December 31, 2024, the estimated fair value of our convertible senior notes, with aggregate principal totaling $230.0 million, was $227.5 million. We estimated the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes were recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 10—Debt for further information.
Nonrecurring fair value measurements
We recorded no impairment charges related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the three and six months ended June 30, 2025 and zero and $2.2 million for the three and six months ended June 30, 2024, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The Lumeon and Carevive acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets during an earn-out period that ended on June 30, 2025. The revenue-based earn-out performance targets were not met and no earn-out payments were made related to these acquisitions.
The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is zero based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned and our closing stock price as of June 30, 2025. The recurring Level 3 fair value measurements of the contingent consideration liabilities include the other following significant inputs used during the three months ended June 30, 2025:

	Valuation Method	Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
	(unaudited)
Revenue-based earn-out liabilities	Monte Carlo	12.0%	45%	1.5	3.8%

The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2024	$—
Acquisition-date contingent consideration liability from Upfront acquisition (see Note 2)	7,313
Change in fair value of contingent consideration liabilities	(5,168)
Balance as of June 30, 2025	$2,145

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
8. Accrued Liabilities
As of June 30, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Accrued compensation and benefit expenses	$5,916	$11,655
Interest payable	3,474	4,803
Restructuring liabilities(1)	70	—
Other accrued liabilities	7,907	9,882
Total accrued liabilities	$17,367	$26,340
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in these condensed consolidated financial statements.
9. Leases
We lease office space under operating leases that expire between the third quarter of 2025 and the second quarter of 2034. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2024.
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Operating lease expense	$787	$666	$1,556	$1,294
Short-term lease expense	164	31	319	64
Sublease income	(519)	(339)	(1,019)	(654)
Total	$432	$358	$856	$704
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the six months ended June 30, 2025, we did not recognize any impairment charges related to our leases. During the six months ended June 30, 2024, we identified asset impairment indicators for multiple of our corporate office spaces designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $2.2 million during the six months ended June 30, 2024, representing the amount by which the carrying value exceeded the estimated fair value of this asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the six months ended June 30, 2024, $1.5 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
10. Debt
Debt consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Variable interest rate term loan maturing 2029	$161,574	$162,388
2.50% convertible senior notes due 2025	—	230,000
Total Principal Outstanding	161,574	392,388
Less: Unamortized discount and issuance costs	(8,546)	(10,028)
Net carrying amount	153,028	382,360
Less: Current portion of long-term debt	(1,627)	(231,182)
Long-term debt, net of current portion	$151,401	$151,178
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Contractual interest expense	$4,665	$1,453	$10,534	$2,903
Amortization of debt discount and issuance costs	579	380	1,477	759
Amortization of deferred financing costs	543	—	1,092	—
Total	$5,787	$1,833	$13,103	$3,662

Maturity of Debt
As of June 30, 2025, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:	(unaudited)
2025	813
2026	1,627
2027	1,627
2028	1,627
2029	155,880
Total debt maturities	161,574
Less: Unamortized debt discount and issuance costs	(8,546)
Net carrying amount	$153,028
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
As of June 30, 2025, we were in compliance with all covenants under the Credit Agreement.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering). The net proceeds from the issuance of the Notes were approximately $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes were governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes were our senior, unsecured obligations and accrued interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. In connection with the Note Offering, we entered into privately negotiated capped call transactions (Capped Calls) with certain option counterparties, which had initial cap prices of $42.00 per share, subject to certain adjustments. The Notes had a maturity date of April 15, 2025, unless earlier converted, redeemed, or repurchased.
On April 14, 2025, we repaid in full the outstanding principal and accrued interest on the Notes, in the aggregate principal amount of $230.0 million. The Capped Calls expired concurrently with the repayment in full of the outstanding principal and accrued interest on the Notes.
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2025 and December 31, 2024, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 70,373,625 and 64,043,799 shares were legally issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. The shares legally issued and outstanding as of June 30, 2025 included 106,196 shares issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2025.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the six months ended June 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. There were no shares repurchased during the six months ended June 30, 2024. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of June 30, 2025.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(40,978)	$(13,516)	$(64,720)	$(34,103)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	69,625,540	59,303,791	69,091,777	58,947,653
Net loss per share, basic and diluted	$(0.59)	$(0.23)	$(0.94)	$(0.58)

During the three and six months ended June 30, 2025 and 2024, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of June 30,
	2025	2024
	(unaudited)
Common stock options	1,011,809	1,081,901
Restricted stock units	5,190,758	4,089,192
Performance-based restricted stock units	2,672,798	525,677
Shares related to convertible senior notes(1)	—	7,516,331
Restricted shares	106,196	—
Shares issuable as acquisition-related contingent consideration(2)	—	—
Total potentially dilutive securities	8,981,561	13,213,101
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
(2)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of June 30, 2025 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date.

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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2025, there were an additional 3,202,189 shares reserved for issuance under the 2019 Plan. As of June 30, 2025 and December 31, 2024, there were 26,846,400 and 23,644,211 shares authorized for grant, respectively, and 2,331,302 and 4,288,278 shares available for grant under the 2019 and 2011 Plan (collectively, the Stock Incentive Plan), respectively.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Restricted stock units	$5,928	$8,067	$11,453	$16,410
Performance-based restricted stock units	2,048	637	3,213	850
Employee stock purchase plan	245	262	529	562
Restricted shares	102	—	671	1,969
Options	—	—	—	13
Total stock-based compensation	$8,323	$8,966	$15,866	$19,804

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Cost of revenue	$1,489	$1,740	$2,710	$3,437
Sales and marketing	2,542	2,452	4,704	6,442
Research and development	1,316	1,676	2,449	3,520
General and administrative	2,976	3,098	6,003	6,405
Total stock-based compensation	$8,323	$8,966	$15,866	$19,804

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock options
There were no stock options granted during the six months ended June 30, 2025 or 2024. A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2025, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2025	1,053,251	$11.99
Options cancelled/expired	(41,442)	10.67
Outstanding at June 30, 2025	1,011,809	$12.04	2.7	$—
Vested and expected to vest as of June 30, 2025	1,011,809	$12.04	2.7	$—
Vested and exercisable as of June 30, 2025	1,011,809	$12.04	2.7	$—
The aggregate intrinsic value of stock options exercised was less than $0.1 million for the six months ended June 30, 2024 and there were no stock options exercised during the six months ended June 30, 2025. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.
Restricted stock units (RSUs)
The service-based condition for RSUs is generally satisfied over three or four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2025	3,505,406	$11.49
RSUs granted	3,396,364	4.91
RSUs vested	(1,219,877)	11.87
RSUs forfeited	(491,135)	8.63
Unvested and outstanding at June 30, 2025	5,190,758	$7.22
During the six months ended June 30, 2025 and 2024, we granted RSUs with a weighted-average grant date fair value of $4.91 and $8.56, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $14.5 million and $18.5 million, respectively.
As of June 30, 2025, we had $33.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.2 years.
Performance-based restricted stock units (PRSUs)
2025 PRSUs
During the six months ended June 30, 2025, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions.
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
During the six months ended June 30, 2025, we also granted PRSUs to certain employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ending December 31, 2025, and if the individual employee continues to provide services to us through the vesting date of March 1, 2026. The number of PRSUs that will ultimately vest from these 2025 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2025 against the pre-established targets.
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

The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(unaudited)
Expected volatility	71.6%	65.5%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.16% - 4.23%	4.33% - 4.91%
Expected dividends	—	—

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the six months ended June 30, 2025:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2025	524,313	$9.90
PRSUs granted	2,407,823	4.98
PRSUs vested	(146,893)	9.84
PRSUs forfeited	(112,445)	7.46
Unvested and outstanding at June 30, 2025	2,672,798	$5.57

During the six months ended June 30, 2025 and 2024, we granted PRSUs with a weighted-average grant date fair value of $4.98 and $9.45, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the six months ended June 30, 2025 and 2024 was $1.4 million and $0.6 million, respectively. As of June 30, 2025, we had $7.7 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.1 years.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Expected volatility	75.2%	55.5%
Expected term (in months)	6	6
Risk-free interest rate	4.25%	5.24%
Expected dividends	—	—
During the six months ended June 30, 2025, we issued 312,903 shares under the ESPP, with a weighted-average purchase price of $3.20. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2025 were $1.0 million. As of June 30, 2025, 1,929,537 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares is subject to eighteen months of continuous service with cliff vesting. In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense. During the six months ended June 30, 2025, 86,975 of these retention bonus restricted shares vested.

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

As of June 30, 2025, we had $0.4 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 1.1 years.

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
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the six months ended June 30, 2025 and 2024, our estimated effective tax rate was (0.2)% and (0.5)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2025 and December 31, 2024, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA) into law. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA includes provisions providing current deductibility of certain property additions, limitations on interest deductions based on a tax EBITDA framework, and current deductibility of domestic research and development costs. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years and will not have a material impact on our effective tax rate. We will continue to review the OBBBA tax provisions to assess impacts to our condensed consolidated financial statements and will reflect any impact in the period of enactment.
15. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. There were no charges recorded during the three and six months ended June 30, 2025 and 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
16. Contract Balances and Performance Obligations
As of June 30, 2025 and December 31, 2024, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $8.7 million and $11.8 million, respectively.
As of June 30, 2025 and December 31, 2024, the total of current and non-current deferred revenue on our consolidated balance sheets was $67.3 million and $53.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended June 30, 2025 and 2024, 47% and 44%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2025 and 2024, 26% and 28%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $252.3 million of revenue on unsatisfied performance obligations as of June 30, 2025. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team serves on our board of directors. We recognized revenue from this related party of $4.5 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recognized $8.9 million and $8.2 million of revenue from this related party, respectively. As of June 30, 2025 and December 31, 2024, we had receivables from this related party of $0.1 million and $2.2 million, respectively, and deferred revenue with this related party of $1.0 million and $0.1 million, respectively.
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

The reconciliation between reportable segment Adjusted Gross Profit to consolidated loss before income tax is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$34,852	$32,063	$69,463	$64,223
Professional Services	5,112	5,740	9,549	11,899
Total reportable segments Adjusted Gross Profit	39,964	37,803	79,012	76,122
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,489)	(1,740)	(2,710)	(3,437)
Acquisition-related costs, net(1)	(89)	(221)	(283)	(377)
Restructuring costs	(145)	—	(1,543)	(260)
Less other reconciling items:
Sales and marketing	(13,206)	(12,745)	(27,944)	(31,803)
Research and development	(12,392)	(13,884)	(27,578)	(28,755)
General and administrative	(8,284)	(14,363)	(22,446)	(28,927)
Depreciation and amortization	(12,684)	(10,657)	(25,004)	(21,182)
Goodwill impairment	(28,769)	—	(28,769)	—
Interest and other income (expense), net	(3,803)	2,361	(7,159)	4,699
Loss before income taxes	$(40,897)	$(13,446)	$(64,424)	$(33,920)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2024
	(unaudited)		(unaudited)
Technology:
Revenue	$52,876	$47,635	$104,358		$94,601
Adjusted Cost of Revenue(1)	18,024	15,572	34,895		30,378
Adjusted Gross Profit	$34,852	$32,063	$69,463		$64,223

Professional Services:
Revenue	$27,845	$28,267	$55,776	0	$56,024
Adjusted Cost of Revenue(2)	22,733	22,527	46,227		44,125
Adjusted Gross Profit	$5,112	$5,740	$9,549		$11,899
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

19. Restructuring Costs
January 2025 Restructuring Plan
During the six months ended June 30, 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (January 2025 Restructuring Plan).
As part of the January 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions.
Restructuring liabilities related to the January 2025 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our current year restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2024	$—
Severance and other restructuring costs	3,558
Cash payments	(2,919)
Balance as of March 31, 2025	$639
Severance and other restructuring costs	381
Cash payments	(950)
Balance as of June 30, 2025	$70

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our January 2025 Restructuring Plan costs by financial statement line item for the six months ended June 30, 2025 (in thousands), of which less than $0.4 million related to the three months ended June 30, 2025:

Six Months Ended June 30, 2025
Total Severance and Other Team Member Costs
(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$401
Professional services	1,142
Sales and marketing	352
Research and development	1,908
General and administrative	136
Total	$3,939
Our restructuring activities as part of the January 2025 Restructuring Plan were substantially complete by June 30, 2025. However, we expect additional restructuring costs associated with the August 2025 Restructuring Plan beginning in the third quarter of 2025. For further details refer to Note 20.
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
The following table summarizes our 2023 Restructuring Plan costs by financial statement line item for the six months ended June 30, 2024 (in thousands).

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
20. Subsequent Events
August 2025 Restructuring Plan
On August 5, 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (the August 2025 Restructuring Plan). Restructuring initiatives under the August 2025 Restructuring Plan are under evaluation, which may affect the amount and expected timing of restructuring costs and associated payments. We expect that the August 2025 Restructuring Plan will reduce our global workforce by approximately 9% during the third quarter of 2025, primarily focused on R&D and sales and marketing, and our restructuring activities are expected to continue to a lesser extent during the fourth quarter of 2025 and may continue into 2026. We expect to incur charges of at least $4.5 million in connection with the August 2025 Restructuring Plan, primarily related to severance and other team member costs from workforce reductions. The estimated expense reduction and charges that we expect in connection with, or as a result of, the August 2025 Restructuring Plan, are subject to a number of assumptions, and actual results may differ materially.
We may also incur additional costs not currently contemplated due to unanticipated events that may occur as a result of, or that are associated with, the August 2025 Restructuring Plan.
One Big Beautiful Bill Act
On July 4, 2025, the United States enacted the OBBBA, which includes a broad range of tax reform provisions and significant reductions in the funding of the Medicaid program. While this event has no effect on the financial results for the three and six months ended June 30, 2025, we are currently evaluating the impact of the new legislation and will reflect any required adjustments in our third quarter financial results. Refer to Note 14-Income Taxes for additional details related to the relevant tax reform provisions.

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
Highlights from the three and six months ended June 30, 2025 and 2024 included:
•We recognized total revenue of $80.7 million and $75.9 million for the three months ended June 30, 2025 and 2024, respectively, and $160.1 million and $150.6 million for the six months ended June 30, 2025 and 2024, respectively. The growth in revenue was primarily due to revenue from new clients, including acquired relationships, and revenue expansion from existing clients.
•We incurred net losses of $41.0 million and $13.5 million for the three months ended June 30, 2025 and 2024, respectively, and $64.7 million and $34.1 million for the six months ended June 30, 2025 and 2024, respectively. The increased net losses in 2025 compared to 2024 are largely driven by $28.8 million in goodwill impairment.
•Our Adjusted EBITDA was $9.3 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, and $15.6 million and $10.9 million for the six months ended June 30, 2025 and 2024, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Macroeconomic Environment and Strategic Operating Plan
Recent macroeconomic challenges (including high levels of inflation, high interest rates, uncertainty with tariffs, and cuts in Medicaid and research funding) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain. The extent and duration of the impacts from these factors is uncertain, and we expect that continued impacts would have a negative effect upon our clients, business and results of operations, and financial condition.
The health system end market, in particular, has experienced meaningful financial strain over the last few years. We were encouraged that, in general, the operating margins of our health system end market improved in 2024 and the first half of 2025 relative to 2022 and 2023. However, the implications of any policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape have had a negative impact on our business.

On July 4, 2025, President Trump signed the OBBBA into law, which is projected to reduce federal Medicaid spending by nearly $1 trillion over 10 years and will create additional financial strain for many of our clients and prospective clients. As a result, certain sales cycles have elongated and some opportunities, such as opportunities in Life Sciences, have pushed, which has negatively impacted our year-to-date bookings achievement and our expectations for revenue in the second half of 2025. We have also seen that the aggregated average total ARR and non-recurring revenue for net new Platform Clients trended lower in the second quarter of 2025 compared to the first quarter of 2025 and was below the midpoint of the $300,000 to $700,000 aggregated average total ARR and non-recurring revenue range. We anticipate this trend may continue in the near term, primarily driven by the funding cuts previously mentioned.
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
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, a subset of modular clients and smaller Platform Clients have lowered their application and analytics spend. We will continue to monitor migrations from DOS to Ignite, and we continue to make progress on the migration efforts. We have observed that clients have a few options as part of this migration. These options include expanding their relationship and spend by purchasing additional applications and services; experiencing immediate savings while maintaining the same functionality through a price reduction as part of the migration; or maintaining existing spend and realizing improvement in operations and functionality from the enhanced capabilities of Ignite. Over the course of the next few years, we anticipate our clients will continue to fall along the spectrum of these three options; however, in recent months and in the near-term due to the overall macroeconomic challenges and uncertainty, including the funding reductions primarily related to Medicaid and research funding, an increasing number of clients are opting for, and we anticipate many will opt for, a price reduction as part of the migration to Ignite resulting in lower overall spend.
We continue to proactively respond to the challenging macroeconomic environment with a strategic operating plan that emphasizes our offerings and go-to-market approach in the areas where we have the most competitive differentiation and where clients are most likely to achieve measurable financial and operational ROI both in the near term and over time. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make investments in research and development, primarily in enhancing the capabilities within Health Catalyst Ignite, in order to maintain our position as a provider of a market-leading data platform and applications over the long term.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Financial Measures:	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$80,721	$75,902	$160,134	$150,625
Gross profit	$30,333	$28,806	$58,992	$58,127
Gross margin	38%	38%	37%	39%
Net loss	$(40,978)	$(13,516)	$(64,720)	$(34,103)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$39,964	$37,803	$79,012	$76,122
Adjusted Gross Margin	50%	50%	49%	51%
Adjusted EBITDA	$9,344	$7,522	$15,623	$10,899
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
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$52,876	$27,845	$80,721
Cost of revenue, excluding depreciation and amortization	(18,352)	(24,128)	(42,480)
Amortization of intangible assets, cost of revenue	(4,857)	—	(4,857)
Depreciation of property and equipment, cost of revenue	(3,051)	—	(3,051)
Gross profit	26,616	3,717	30,333
Gross margin	50%	13%	38%
Add:
Amortization of intangible assets, cost of revenue	4,857	—	4,857
Depreciation of property and equipment, cost of revenue	3,051	—	3,051
Stock-based compensation	295	1,194	1,489
Acquisition-related costs, net(1)	33	56	89
Restructuring costs(2)	—	145	145
Adjusted Gross Profit	$34,852	$5,112	$39,964
Adjusted Gross Margin	66%	18%	50%
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

Technology gross margin decreased from 51% for the three months ended June 30, 2024 to 50% for the three months ended June 30, 2025. Adjusted Technology Gross Margin decreased from 67% for the three months ended June 30, 2024 to 66% for the three months ended June 30, 2025. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments, costs associated with migrating a subset of Platform Clients to Health Catalyst Ignite, and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of Platform Clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, which typically begins six months or more following contract signing. The potential decline is also attributable to a small subset of our clients reducing their software analytics application costs, which tend to be higher margin offerings.
Professional services gross margin decreased from 15% for the three months ended June 30, 2024 to 13% for the three months ended June 30, 2025. Adjusted Professional Services Gross Margin decreased from 20% for the three months ended June 30, 2024 to 18% for the three months ended June 30, 2025, primarily due to lower utilization rates in our professional services organization, timing of certain one-time revenue items that we anticipate will occur later in 2025, and increased costs related to pilot ambulatory operations TEMS, which we are planning to exit. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services (TEMS), and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our professional services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total gross margin remained constant at 38% for the three months ended June 30, 2025 and 2024. Total Adjusted Gross Margin also remained constant at 50% for the three months ended June 30, 2025 and 2024. We expect total Adjusted Gross Margin to fluctuate in the near term, but improve over the long term, primarily due to a mix shift to a greater proportion of technology revenue, as well as anticipated improvement in technology and professional services gross margins over time.

The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$104,358	$55,776	$160,134
Cost of revenue, excluding depreciation and amortization	(35,917)	(49,741)	(85,658)
Amortization of intangible assets, cost of revenue	(9,453)	—	(9,453)
Depreciation of property and equipment, cost of revenue	(6,031)	—	(6,031)
Gross profit	52,957	6,035	58,992
Gross margin	51%	11%	37%
Add:
Amortization of intangible assets, cost of revenue	9,453	—	9,453
Depreciation of property and equipment, cost of revenue	6,031	—	6,031
Stock-based compensation	514	2,196	2,710
Acquisition-related costs, net(1)	107	176	283
Restructuring costs(2)	401	1,142	1,543
Adjusted Gross Profit	$69,463	$9,549	$79,012
Adjusted Gross Margin	67%	17%	49%
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

Technology gross margin decreased from 52% for the six months ended June 30, 2024 to 51% for the six months ended June 30, 2025. Adjusted Technology Gross Margin decreased from 68% for the six months ended June 30, 2024 to 67% for the six months ended June 30, 2025. This year-over-year result was mainly driven by continued costs associated with transitioning a portion of our client base to Azure-hosted environments as well as from costs associated with migrating a subset of Platform Clients to Health Catalyst Ignite, and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
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
Professional services gross margin decreased from 16% for the six months ended June 30, 2024 to 11% for the six months ended June 30, 2025. Adjusted Professional Services Gross Margin remained flat at 21% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2025, primarily due to lower utilization rates in our professional services organization, timing of certain one-time revenue items that we anticipate will occur later in 2025, and increased costs related to pilot ambulatory operations TEMS, which we are planning to exit. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total gross margin decreased from 39% for the six months ended June 30, 2024 to 37% for the six months ended June 30, 2025. Total Adjusted Gross Margin decreased from 51% for the six months ended June 30, 2024 and 2024 to 49% for the six months ended June 30, 2025. We expect total Adjusted Gross Margin to fluctuate in the near term, but improve over the long term, primarily due to a mix shift to a greater proportion of technology revenue as well as anticipated improvement in technology and professional services gross margins over time.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision, (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) restructuring costs, (vii) goodwill impairment, and (viii) non-recurring lease-related charges. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs, and non-recurring lease-related charges allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(40,978)	$(13,516)	$(64,720)	$(34,103)
Add:
Interest and other expense (income), net	3,803	(2,361)	7,159	(4,699)
Income tax provision	81	70	296	183
Depreciation and amortization	12,684	10,657	25,004	21,182
Stock-based compensation	8,323	8,966	15,866	19,804
Acquisition-related costs, net(1)	(3,720)	3,431	(691)	4,244
Restructuring costs(2)	382	275	3,940	2,088
Goodwill impairment(3)	28,769	—	28,769	—
Non-recurring lease-related charges(4)	—	—	—	2,200
Adjusted EBITDA	$9,344	$7,522	$15,623	$10,899
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
(3)Goodwill impairment was recognized as a result of impairment indicators and a quantitative test indicating the fair values of the Technology and the Professional Services reporting units were below their respective carrying values as of June 30, 2025. For additional details, refer to Note 4 in our condensed consolidated financial statements.
(4)Non-recurring lease-related charges include the lease-related impairment charge related to our corporate office space designated for subleasing. For additional details, refer to Note 9 in our condensed consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, the tight labor market or the market volatility and measures taken in response thereto. Recent macroeconomic challenges (including the high levels of inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. These challenges have also disrupted the normal operations of many businesses, including ours. Our health system end market recently experienced meaningful financial strain from significant inflation. In particular, the health system end market experienced increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are also continuing to monitor the implications of any policy developments around Medicaid and research funding reductions, including the recently passed OBBBA, which are negatively impacting our end market, as well as implications of the evolving tariff landscape. These uncertainties in our end market could cause potential delays in client decisions, which could negatively affect our business and results of operations.
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

For the six months ended June 30, 2025, our technology revenue and professional services revenue represented 65% and 35% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our Platform Clients to Ignite. These migrations have and will continue to result in higher cost of technology revenue, which will negatively impact Adjusted Technology Gross Margin. As we move through the bulk of these migrations by mid-2026, we expect the relative Adjusted Technology Gross Margin headwind to diminish. Over time we anticipate that the migration to Ignite will benefit Adjusted Technology Gross Margin. An Ignite migration can take a variety of forms, including a client's migration from our DOS platform to the Ignite platform, the incorporation of Ignite componentry into a specific Solution that is deployed to all clients using that Solution, or our deeming a Solution using our latest technology to be part of Ignite (our latest technology) because we do not plan to devote additional professional service or R&D resources to adding Ignite componentry to the Solution. Some client migrations require us to devote resources (including R&D and/or professional services) to enable the migration. For example, long-standing clients' migration from the DOS platform to the Ignite platform is generally more resource intensive and more complex. We expect those complex migrations will generally take more time to complete and may be some of the last migrations we complete. Some migrations may also require re-contracting to enable a client's migration to Ignite, including due to different consumption-based pricing models. Other Solutions require very little to no company resources to enable the migration, including Solutions that we deem to be part of Ignite because the Solution is using our latest technology and we do not have current plans to devote resources to add Ignite componentry to the Solution. We consider an Ignite migration to be complete for a given client if (i) we do not anticipate any additional professional services or R&D resources required to enable the Ignite migration for the client, and (ii) we have no plans to re-contract with the client for the purpose of enabling its Ignite migration. There may be unique instances in which we and a client prefer for the client to remain on our legacy technology for the foreseeable future. In those limited instances, we would exclude the client from the denominator and numerator when calculating the percentage of completed Ignite migrations.
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
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2025 and 2024, technology revenue represented 66% and 63% of total revenue, respectively, and professional services revenue represented 34% and 37% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, technology revenue represented 65% and 63% of total revenue, respectively, and professional services revenue represented 35% and 37% of total revenue, respectively. We expect our near-term revenue growth to be negatively impacted by policy developments around Medicaid and research funding reductions, which will likely create additional financial strain for many of our clients and prospective clients.
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
We anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. However, we expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with transitioning a small number of clients from on-premise deployments to Microsoft Azure-hosted environments and migrating clients to Health Catalyst Ignite.
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The 2023 Restructuring Plan and the January 2025 Restructuring Plan have reduced our ongoing cost of professional services revenue. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.
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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The 2023 Restructuring Plan and January 2025 Restructuring Plan increased our research and development expenses in the first quarter of 2024 and first quarter 2025, respectively, due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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
Goodwill impairment. Goodwill is assessed for impairment annually on October 31 or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. If the carrying amount of the reporting unit exceeds its fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
On July 4, 2025, President Trump signed the OBBBA into law. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA includes provisions providing current deductibility of certain property additions, limitations on interest deductions based on a tax EBITDA framework, and current deductibility of domestic research and development costs. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years and will not have a material impact on our effective tax rate. We will continue to review the OBBBA tax provisions to assess impacts to our condensed consolidated financial statements and will reflect any impact in the period of enactment.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
Technology	$52,876	$47,635	$104,358	$94,601
Professional services	27,845	28,267	55,776	56,024
Total revenue	80,721	75,902	160,134	150,625
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	18,352	16,067	35,917	31,382
Professional services(1)(2)(3)	24,128	23,993	49,741	47,195
Total cost of revenue, excluding depreciation and amortization	42,480	40,060	85,658	78,577
Operating expenses:
Sales and marketing(1)(2)(3)	13,206	12,745	27,944	31,803
Research and development(1)(2)(3)	12,392	13,884	27,578	28,755
General and administrative(1)(2)(3)(4)	8,284	14,363	22,446	28,927
Depreciation and amortization	12,684	10,657	25,004	21,182
Goodwill impairment	28,769	—	28,769	—
Total operating expenses	75,335	51,649	131,741	110,667
Loss from operations	(37,094)	(15,807)	(57,265)	(38,619)
Interest and other income (expense), net	(3,803)	2,361	(7,159)	4,699
Loss before income taxes	(40,897)	(13,446)	(64,424)	(33,920)
Income tax provision	81	70	296	183
Net loss	$(40,978)	$(13,516)	$(64,720)	$(34,103)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$295	$391	$514	$756
Professional services	1,194	1,349	2,196	2,681
Sales and marketing	2,542	2,452	4,704	6,442
Research and development	1,316	1,676	2,449	3,520
General and administrative	2,976	3,098	6,003	6,405
Total	$8,323	$8,966	$15,866	$19,804

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$33	$104	$107	$169
Professional services	56	117	176	208
Sales and marketing	(57)	523	441	587
Research and development	190	228	357	430
General and administrative	(3,942)	2,459	(1,772)	2,850
Total	$(3,720)	$3,431	$(691)	$4,244
(3)Includes restructuring costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$401	$79
Professional services	145	—	1,142	181
Sales and marketing	—	—	352	449
Research and development	237	—	1,909	443
General and administrative	—	275	136	936
Total	$382	$275	$3,940	$2,088
(4)Includes non-recurring lease-related charges, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$—	$—	$—	$2,200
Total	$—	$—	$—	$2,200

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Technology	66%	63%	65%	63%
Professional services	34	37	35	37
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	23	21	22	21
Professional services	30	32	31	31
Total cost of revenue, excluding depreciation and amortization	53	53	53	52
Operating expenses
Sales and marketing	16	17	17	21
Research and development	15	18	17	19
General and administrative	10	19	14	19
Depreciation and amortization	16	14	16	14
Goodwill impairment	36	—	19	—
Total operating expenses	93	68	83	73
Loss from operations	(46)	(21)	(36)	(25)
Interest and other (expense) income, net	(5)	3	(5)	3
Loss before income taxes	(51)	(18)	(41)	(22)
Income tax provision	—	—	—	—
Net loss	(51)%	(18)%	(41)%	(22)%

Discussion of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$52,876	$47,635	$5,241	11%
Professional services	27,845	28,267	(422)	(1)%
Total revenue	$80,721	$75,902	$4,819	6%
Percentage of revenue:
Technology	66%	63%
Professional services	34	37
Total	100%	100%

Total revenue was $80.7 million for the three months ended June 30, 2025, compared to $75.9 million for the three months ended June 30, 2024, an increase of $4.8 million, or 6%.
Technology revenue was $52.9 million, or 66% of total revenue, for the three months ended June 30, 2025, compared to $47.6 million, or 63% of total revenue, for the three months ended June 30, 2024.

The technology revenue increase was primarily related to growth from new and acquired clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.
Professional services revenue was $27.8 million, or 34% of total revenue, for the three months ended June 30, 2025, which was a slight decrease compared to $28.3 million, or 37% of total revenue, for the three months ended June 30, 2024. The professional services revenue decrease was primarily due to lower utilization rates in our professional services organization and the timing of certain one-time revenue items that we anticipate will occur later in 2025.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$18,352	$16,067	$2,285	14%
Professional services	24,128	23,993	135	1%
Total cost of revenue, excluding depreciation and amortization	$42,480	$40,060	$2,420	6%
Percentage of total revenue	53%	53%
Cost of technology revenue, excluding depreciation and amortization, was $18.4 million for the three months ended June 30, 2025, compared to $16.1 million for the three months ended June 30, 2024, an increase of $2.3 million, or 14%. The increase was primarily due to a $1.5 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $0.5 million increase in dues and subscriptions, and a $0.2 million increase in license and revenue share fees.
Cost of professional services revenue was essentially flat at $24.1 million and $24.0 million for the three months ended June 30, 2025 and 2024, respectively.
Operating expenses
Sales and marketing

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$13,206	$12,745	$461	4%
Percentage of total revenue	16%	17%

Sales and marketing expenses were $13.2 million for the three months ended June 30, 2025, compared to $12.7 million for the three months ended June 30, 2024, an increase of $0.5 million, or 4%. The increase was primarily due to a $0.6 million increase in salary and related personnel costs, including stock-based compensation, a $0.5 million increase in contractor and outside service provider fees, subscriptions, and other advertising and marketing costs, partially offset by a $0.7 million decrease in our provision for expected credit losses compared to the three months ended June 30, 2024.
Sales and marketing expense as a percentage of total revenue decreased from 17% in the three months ended June 30, 2024 to 16% in the three months ended June 30, 2025.

Research and development

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$12,392	$13,884	$(1,492)	(11)%
Percentage of total revenue	15%	18%

Research and development expenses were $12.4 million for the three months ended June 30, 2025, compared to $13.9 million for the three months ended June 30, 2024, a decrease of $1.5 million, or 11%. The decrease was primarily due to a $1.5 million decrease in salary and related personnel costs related to our restructuring activities from the January 2025 Restructuring Plan.
Research and development expense as a percentage of revenue decreased from 18% in the three months ended June 30, 2024 to 15% in the three months ended June 30, 2025.
General and administrative

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,284	$14,363	$(6,079)	(42)%
Percentage of total revenue	10%	19%
General and administrative expenses were $8.3 million for the three months ended June 30, 2025, compared to $14.4 million for the three months ended June 30, 2024, a decrease of $6.1 million, or 42%. The decrease was primarily due to the current period $5.2 million decrease in fair value of contingent consideration liabilities and a $1.1 million decrease in acquisition related costs, partially offset by a $0.3 million increase in dues and subscription costs.
General and administrative expense as a percentage of revenue decreased from 19% in the three months ended June 30, 2024 to 10% in the three months ended June 30, 2025.
Depreciation and amortization

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$12,684	$10,657	$2,027	19%
Percentage of total revenue	16%	14%

Depreciation and amortization expenses were $12.7 million for the three months ended June 30, 2025, compared to $10.7 million for the three months ended June 30, 2024, an increase of $2.0 million, or 19%. This increase was primarily due to an increase in intangible assets related to our business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the three months ended June 30, 2024 to 16% in the three months ended June 30, 2025.
Goodwill impairment

During the three months ended June 30, 2025, we observed overall declines in our stock price and market capitalization, which along with a downward revision of our future revenue forecast, led to our conclusion that an impairment triggering event had occurred and therefore we performed a quantitative goodwill impairment test that resulted in a non-cash goodwill impairment charge of $28.8 million.

Interest and other (expense) income, net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,659	4,211	$(2,552)	(61)%
Interest expense	(5,787)	(1,834)	(3,953)	216%
Other income (expense)	325	(16)	341	(2,131)%
Total interest and other (expense) income, net	$(3,803)	$2,361	$(6,164)	(261)%

Interest and other (expense) income, net decreased $6.2 million, or 261%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This change is primarily due to a $4.0 million increase in interest expense related to our credit agreement with Silver Point Finance, LLC and a $2.6 million decrease in interest income on our short-term investments and cash equivalents.
Income tax provision

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$81	$70	$11	16%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended June 30, 2025 and 2024.
Discussion of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$104,358	$94,601	$9,757	10%
Professional services	55,776	56,024	(248)	—%
Total revenue	$160,134	$150,625	$9,509	6%
Percentage of revenue:
Technology	65%	63%
Professional services	35	37
Total	100%	100%

Total revenue was $160.1 million for the six months ended June 30, 2025, compared to $150.6 million for the six months ended June 30, 2024, an increase of $9.5 million, or 6%.
Technology revenue was $104.4 million, or 65% of total revenue, for the six months ended June 30, 2025, compared to $94.6 million, or 63% of total revenue, for the six months ended June 30, 2024. The technology revenue increase was primarily related to growth from new and acquired clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels.

Professional services revenue was $55.8 million, or 35% of total revenue, for the six months ended June 30, 2025, which was a slight decrease compared to $56.0 million, or 37% of total revenue, for the six months ended June 30, 2024. The professional services revenue decrease was primarily due to lower utilization rates in our professional services organization and the timing of certain one-time revenue items that we anticipate will occur later in 2025.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$35,917	$31,382	$4,535	14%
Professional services	49,741	47,195	2,546	5%
Total cost of revenue, excluding depreciation and amortization	$85,658	$78,577	$7,081	9%
Percentage of total revenue	53%	52%
Cost of technology revenue, excluding depreciation and amortization, was $35.9 million for the six months ended June 30, 2025, compared to $31.4 million for the six months ended June 30, 2024, an increase of $4.5 million, or 14%. The increase was primarily due to a $2.4 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $0.7 million increase in dues and subscriptions, a $0.5 million increase in salary and related personnel costs, including stock-based compensation related to new hires from our recent acquisitions, a $0.4 million increase in license and revenue share fees, a $0.3 million increase in severance costs related to the January 2025 Restructuring Plan, and a $0.2 million increase in contractor and outside service provider fees.
Cost of professional services revenue was $49.7 million for the six months ended June 30, 2025, compared to $47.2 million for the six months ended June 30, 2024, an increase of $2.5 million, or 5%. This increase was primarily due to a $1.7 million increase in salary and related personnel costs including stock-based compensation related to new hires from our recent acquisitions, and a $1.0 million increase in severance costs related to the January 2025 Restructuring Plan.
Sales and marketing

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$27,944	$31,803	$(3,859)	(12)%
Percentage of total revenue	17%	21%

Sales and marketing expenses were $27.9 million for the six months ended June 30, 2025, compared to $31.8 million for the six months ended June 30, 2024, a decrease of $3.9 million, or 12%. The decrease was primarily due to a $2.3 million decrease in our provision for expected credit losses compared to the six months ended June 30, 2024 and a $1.4 million decrease in contractor and outside service provider fees related to a change in the timing of our HAS event.
Sales and marketing expense as a percentage of total revenue decreased from 21% in the six months ended June 30, 2024 to 17% in the six months ended June 30, 2025.

Research and development

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$27,578	$28,755	$(1,177)	(4)%
Percentage of total revenue	17%	19%

Research and development expenses were $27.6 million for the six months ended June 30, 2025, compared to $28.8 million for the six months ended June 30, 2024, a decrease of $1.2 million, or 4%. The decrease was primarily due to a $2.8 million decrease in salary and related personnel costs related to our restructuring activities related to the January 2025 Restructuring Plan and a $1.1 million decrease in stock-based compensation, partially offset by a $1.5 million increase in severance costs related to the January 2025 Restructuring Plan and a $0.9 million increase in contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 19% in the six months ended June 30, 2024 to 17% in the six months ended June 30, 2025.
General and administrative

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$22,446	$28,927	$(6,481)	(22)%
Percentage of total revenue	14%	19%
General and administrative expenses were $22.4 million for the six months ended June 30, 2025, compared to $28.9 million for the six months ended June 30, 2024, a decrease of $6.5 million, or 22%. The decrease was primarily due to the current period $5.2 million decrease in fair value of contingent consideration liabilities, a $2.2 million decrease in lease-related impairment charges, and a $0.8 million decrease in restructuring costs, partially offset by a $0.7 million increase in dues and subscription costs, a $0.3 million increase in salary and related personnel cost, including stock-based compensation, and a $0.6 million increase in contractor and outside service provider fees.
General and administrative expense as a percentage of revenue decreased from 19% in the six months ended June 30, 2024 to 14% in the six months ended June 30, 2025.
Depreciation and amortization

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$25,004	$21,182	$3,822	18%
Percentage of total revenue	16%	14%

Depreciation and amortization expenses were $25.0 million for the six months ended June 30, 2025, compared to $21.2 million for the six months ended June 30, 2024, an increase of $3.8 million, or 18%. This increase was primarily due to an increase in intangible assets related to our business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the six months ended June 30, 2024 to 16% in the six months ended June 30, 2025.

Goodwill impairment

During the three and six months ended June 30, 2025, we observed overall declines in our stock price and market capitalization, which along with a downward revision of our future revenue forecast, led to our conclusion that an impairment triggering event had occurred and therefore we performed a quantitative goodwill impairment test that resulted in a non-cash goodwill impairment charge of $28.8 million.

Interest and other (expense) income, net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest income	$5,490	8,400	$(2,910)	(35)%
Interest expense	(13,103)	(3,663)	(9,440)	258%
Other income (expense)	454	(38)	492	(1,295)%
Total interest and other (expense) income, net	$(7,159)	$4,699	$(11,858)	(252)%

Interest and other (expense) income, net decreased $11.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This change is primarily due to a $7.6 million increase in interest expense related to our credit agreement with Silver Point Finance, LLC and a $6.5 million decrease in interest income on our short-term investments and cash equivalents.
Income tax provision

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$296	$183	$113	62%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended June 30, 2025 and 2024.

Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $97.3 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions, such as share repurchases and debt reduction. Our cash equivalents and short-term investments are currently comprised of money market funds, U.S. treasury notes, and commercial paper, but in the past have also commonly included corporate bonds and U.S. agency securities.
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

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the six months ended June 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share.
There were no shares repurchased during the six months ended June 30, 2024. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of June 30, 2025.
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
Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(8,717)	$11,878
Net cash provided by investing activities	44,537	82,201
Net cash (used in) provided by financing activities	(234,811)	1,561
Effect of exchange rate changes	58	(21)
Net (decrease) increase in cash and cash equivalents	$(198,933)	$95,619
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2025, net cash used in operating activities was $8.7 million, which included a net loss of $64.7 million. Non-cash adjustments primarily consisted of a $28.8 million goodwill impairment charge, $25.0 million in depreciation and amortization, $15.9 million in stock-based compensation, and $1.1 million from the provision for expected credit losses, offset by a $5.2 million change in the fair value of contingent consideration liabilities and $0.9 million in net interest income from the accretion of discounts on our short-term investments.
For the six months ended June 30, 2024, net cash provided by operating activities was $11.9 million, which included a net loss of $34.1 million. Non-cash adjustments primarily consisted of $21.2 million in depreciation and amortization, $19.8 million in stock-based compensation, $3.4 million from the provision for expected credit losses, and $2.2 million from lease-related impairment charges, offset by $3.1 million in net interest income from the accretion of discounts on our short-term investments.

Investing activities
Net cash provided by investing activities for the six months ended June 30, 2025 of $44.5 million was primarily due to $143.2 million provided from the sale and maturity of short-term investments, reduced by $46.8 million in purchases of short-term investments, $41.1 million used in the acquisition of businesses, and $10.1 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the six months ended June 30, 2024 of $82.2 million was primarily due to $158.2 million provided from the sale and maturity of short-term investments, reduced by $50.2 million in purchases of short-term investments, $18.7 million used in the acquisition of businesses, and $6.3 million of capitalized internal-use software development costs.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2025 of $234.8 million was primarily due to $230.8 million used in the repayment of principal on our debt facilities, and by $5.0 million of share repurchases reduced by $1.0 million in proceeds from our ESPP.
Net cash provided by financing activities for the six months ended June 30, 2024 of $1.6 million was primarily due to $1.4 million in proceeds from our ESPP.

Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
A number of factors are considered in assessing goodwill impairment. In our case, the decline in our market capitalization is a major input. This also impacts fair value calculations under a market-based approach. Even though we continue to make meaningful profitability progress, the decline in our market capitalization along with our revenue guidance revision did trigger a quantitative goodwill impairment test for our two reporting units during the three months ended June 30, 2025.
The fair value of the reporting units were based upon weightings of the income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows, and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market approach.
Based on our interim impairment test of goodwill, it was determined that the fair values of the Technology and the Professional Services reporting units were below their respective carrying values as of June 30, 2025, and we recorded a non-cash goodwill impairment charge of $28.8 million. The goodwill impairment charges were recorded as a separate line item in our condensed consolidated statements of operations. If our stock price continues to decline or other adverse events occur, the goodwill of these reporting units may be at risk of further impairment.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $97.3 million as of June 30, 2025, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2025, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million, as of June 30, 2025, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in the healthcare industry have and could further affect the demand for our Solution, cause our existing contracts to be terminated, and/or negatively impact the process of negotiating future contracts.

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

General reductions in expenditures by healthcare organizations, or reductions in such expenditures within market segments that we serve, have and could have further similar impacts with regard to our Solution. Such reductions may result from, among other things, reduced governmental funding for healthcare, cuts to government research funding, a decrease in the number of, or the market exclusivity available to, new drugs coming to market; or adverse changes in business or economic conditions affecting healthcare payors or providers, the pharmaceutical industry, or other healthcare companies that purchase our services (e.g., changes in the design of health plans). In addition, changes in government regulation of the healthcare industry could potentially negatively impact our existing and future contracts. Any of these changes could reduce the purchase of our Solution by such clients, reducing our revenue and possibly requiring us to materially revise our offerings. In addition, our clients’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our Solution.

Macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), the tight labor market, and any natural disasters or new public health crises could harm our business, results of operations, and financial condition.
Recent macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

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

We cannot predict with any certainty whether and to what degree the disruption caused by any natural disasters, new public health crises, the high inflationary environment, rising interest rates, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of natural disasters, public health crises, and macroeconomic challenges (including the high inflationary and/or high interest rate environments, tariffs and cuts in Medicaid and research funding), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Additionally, we are continuing to monitor the implications of any policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape. These uncertainties in our end market could cause potential delays in client decisions.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans, as well as cost reduction and restructuring initiatives.
We are continually executing a number of growth initiatives, strategies, and operating plans designed to enhance our business, as well as some cost reduction and restructuring initiatives. We may not be able to successfully complete these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. For example, the migration of existing clients using our DOS Solution to Health Catalyst Ignite involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction, lower revenue, and non-renewals. Moreover, largely as a result of recent funding cuts and the macroeconomic environment impacting our end market, Platform Clients that have or are planning to migrate to our Ignite platform have elected to retain the inherent savings, resulting in smaller bookings. Further, costs associated with the transition to Health Catalyst Ignite have and may continue to result in higher cost of technology revenue, which may not decrease over time

A variety of factors could cause us not to realize some or all of the expected benefits of our growth initiatives, strategies, operating plans or cost reduction and restructuring initiatives. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business.

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

Further, our board of directors authorized a reduction of our global workforce on January 25, 2025 (the January 2025 Restructuring Plan) and an additional reduction of our global workforce on August 5, 2025 (the August 2025 Restructuring Plan). The January 2025 Restructuring Plan and the August 2025 Restructuring Plan are separate restructuring plans, each intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. The January 2025 Restructuring Plan reduced our global workforce by approximately 4% in the first quarter of 2025 and primarily focused on R&D and professional services. The August 2025 Restructuring Plan will reduce our global workforce by approximately 9%, with the vast majority occurring in the third quarter of 2025, and is primarily focused on R&D and sales and marketing.

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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of high inflationary and/or high interest rate environments, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, the tight labor market, and the impact of any natural disasters or public health emergencies upon our clients.

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

We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations. In addition, our clients may negotiate terms less advantageous to us upon renewal, as we have seen during many of our DOS platform clients migrating to our Ignite platform, which may reduce our revenue from these clients. Our future results of operations also depend, in part, on our ability to upgrade and enhance our Solution. If our clients fail to renew their contracts, renew their contracts upon less favorable terms, or at lower fee levels or fail to purchase new technology and services from us, our revenue may decline or our future revenue growth may be constrained.

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
•clients reducing or eliminating their spend with us in response to political or macroeconomic factors or otherwise, including in connection with their migration from our DOS platform to our Ignite platform;
•the financial condition of our current and future clients;
•changes in client budgets and procurement policies;
•changes in regulations or marketing strategies;
•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, natural disasters and public health crises on our clients, partners, and business;
•the amount and timing of our investment in research and development activities;

•the amount and timing of our investment in sales and marketing activities;
•technical difficulties or interruptions to our Solution, including related to updates to our technology or technology migrations, in particular, those related to our migration of existing DOS clients to Health Catalyst Ignite;
•our ability to hire and retain qualified personnel, including risks related to reduced morale, difficulty hiring, and unintended attrition as a result of our January 2025 Restructuring Plan and our August 2025 Restructuring Plan;
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
To continue to execute on our growth and operating plan, we must attract and retain highly qualified personnel, and we may modify our compensation program and practices for our team members. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel, including due to changes to our compensation program or practices. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, the 2023 Restructuring Plan, the January 2025 Restructuring Plan, the August 2025 Restructuring Plan, and other restructurings may result in attrition beyond our intended reduction in force or may adversely impact our ability to recruit and hire qualified personnel in the future. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, results of operations, and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they may receive in connection with their employment. Volatility in the price of our stock or failure to obtain stockholder approval for increases in the number of shares available for grant under our equity plans may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members or fail to effectively manage organizational changes, it could harm our culture, business, financial condition and results of operations. For example, the expense reduction measures taken in connection with the 2023 Restructuring Plan, January 2025 Restructuring Plan or August 2025 Restructuring Plan may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among team members following the completion of the 2023 Restructuring Plan, January 2025 Restructuring Plan, or August 2025 Restructuring Plan, adverse impacts in our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan, January 2025 Restructuring Plan, or August 2025 Restructuring Plan. In addition, we must continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which may include offshore and near shore, which will place additional demands on our resources and operations. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel, service offering personnel, and management personnel. At times, this will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. If we do not achieve the benefits anticipated from these investments or organizational changes, or if the realization of these benefits is delayed, our results of operations may be adversely affected. If we fail to provide effective client training on our Solution and high-quality client support, our business and reputation could suffer.
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
We have experienced periods of significant growth, including in the last five years. At times, our growth has moderated and contracted. Future revenue may not grow at the same rates experienced during times of significant growth or may decline. Further, revenue opportunities that include portions of our Solution with less operating history could cause our growth to become less predictable and/or choppier relative to prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to prevent churn of existing clients, and to develop new solutions, as well as our ability to acquire other companies, as we have done from time to time in the past.
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
•recruitment or departure of key personnel; and
•other events or factors, including those resulting from macroeconomic challenges (including high inflationary and/or high interest rate environment, tariffs and cuts in Medicaid and research funding), war, bank or financial institution failures, incidents of terrorism, public health crises, political changes, or responses to these events.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during 2024 and we had $24.8 million available to purchase under the Share Repurchase Plan as of June 30, 2025. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2025.

Item 5. Other Information

(a) None.

(b) None.

(c) There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended June 30, 2025.

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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	August 8, 2025
Jason Alger	(Principal Financial and Accounting Officer)