Form 10-Q
period 2025-09-30
Health Catalyst, Inc.
filed 2025-11-10
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, the Registrant had 70,730,884 shares of common stock outstanding.

HEALTH CATALYST, INC.
Special Note Regarding Forward-looking Statements
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Health Catalyst,” “we,” “us,” “our,” “the Company,” and similar references refer to Health Catalyst, Inc. and its consolidated subsidiaries. This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are only predictions based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” or “contemplate,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of expectations, projections, plans, strategy, intentions, or future results of operations or financial performance. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our:
•ability to attract new clients and retain and expand our relationships with existing clients;

•ability to expand our service offerings, develop new platform features, and rollout and migrate existing DOS clients to our new platform, Health Catalyst Ignite;
•the effects of the migration of DOS clients to Ignite;
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,305	$249,645
Short-term investments	51,235	142,355
Accounts receivable, net(1)	60,109	57,182
Prepaid expenses and other assets	13,704	16,468
Total current assets	165,353	465,650
Property and equipment, net	32,609	29,394
Intangible assets, net	89,554	86,052
Operating lease right-of-use assets	7,256	12,058
Goodwill	285,586	259,759
Other assets	6,770	6,016
Total assets	$587,128	$858,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,943	$11,433
Accrued liabilities	18,644	26,340
Deferred revenue(1)	58,824	53,281
Operating lease liabilities	3,855	3,614
Current portion of long-term debt	1,627	231,182
Total current liabilities	87,893	325,850
Long-term debt, net of current portion	151,512	151,178
Deferred revenue, net of current portion	385	249
Operating lease liabilities, net of current portion	15,125	16,291
Contingent consideration liability	250	—
Other liabilities	40	154
Total liabilities	255,205	493,722
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 70,622,681 and 64,043,799 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,604,039	1,552,714
Accumulated deficit	(1,273,621)	(1,186,672)
Accumulated other comprehensive income (loss)	1,505	(835)
Total stockholders’ equity	331,923	365,207
Total liabilities and stockholders’ equity	$587,128	$858,929
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue(1):
Technology	$52,051	$48,653	$156,409	$143,254
Professional services	24,272	27,700	80,048	83,724
Total revenue	76,323	76,353	236,457	226,978
Cost of revenue, excluding depreciation and amortization:
Technology	17,203	17,609	53,120	48,991
Professional services	21,304	24,704	71,045	71,899
Total cost of revenue, excluding depreciation and amortization	38,507	42,313	124,165	120,890
Operating expenses:
Sales and marketing	14,361	11,342	42,305	43,145
Research and development	12,281	14,193	39,859	42,948
General and administrative	16,069	12,209	38,515	41,136
Depreciation and amortization	12,614	9,983	37,618	31,165
Goodwill impairment	—	—	28,769	—
Total operating expenses	55,325	47,727	187,066	158,394
Loss from operations	(17,509)	(13,687)	(74,774)	(52,306)
Interest and other (expense) income, net	(4,679)	(1,514)	(11,838)	3,185
Loss before income taxes	(22,188)	(15,201)	(86,612)	(49,121)
Income tax provision (benefit)	41	(475)	337	(292)
Net loss	$(22,229)	$(14,726)	$(86,949)	$(48,829)
Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(1.25)	$(0.82)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	70,377	60,441	69,525	59,449
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(22,229)	$(14,726)	$(86,949)	$(48,829)

Other comprehensive income (loss):
Change in net unrealized gain (loss) on available for sale investments	51	105	(27)	(63)
Change in foreign currency translation adjustment	(778)	(53)	2,367	(80)
Comprehensive loss	$(22,956)	$(14,674)	$(84,609)	$(48,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	70,267,429	$1,596,707	$(1,251,392)	$2,232	$347,547
Vesting of restricted stock units	355,252	—	—	—	—
Stock-based compensation	—	7,332	—	—	7,332
Net loss	—	—	(22,229)	—	(22,229)
Other comprehensive loss	—	—	—	(727)	(727)
Balance as of September 30, 2025	70,622,681	$1,604,039	$(1,273,621)	$1,505	$331,923

	Three Months Ended September 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	60,075,178	$1,508,437	$(1,151,273)	$(162)	$357,002
Vesting of restricted stock units and restricted shares	379,584		—	—	—
Exercise of stock options	5,904	39	—	—	39
Stock-based compensation	—	9,818	—	—	9,818
Issuance of common stock related to acquisitions	386,992	2,852	—	—	2,852
Net loss	—	—	(14,726)	—	(14,726)
Other comprehensive income	—	—	—	52	52
Balance as of September 30, 2024	60,847,658	$1,521,146	$(1,165,999)	$(110)	$355,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units	1,808,997	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,903	1,003	—	—	1,003
Stock-based compensation	—	23,738	—	—	23,738
Repurchase of common stock	(1,103,601)	(5,000)	—	—	(5,000)
Issuance of common stock related to acquisition	5,560,583	31,584	—	—	31,584
Net loss	—	—	(86,949)	—	(86,949)
Other comprehensive income	—	—	—	2,340	2,340
Balance as of September 30, 2025	70,622,681	$1,604,039	$(1,273,621)	$1,505	$331,923

	Nine Months Ended September 30, 2024
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	1,486,435	—	—	—	—
Issuance of common stock under employee stock purchase plan	263,482	1,431	—	—	1,431
Exercise of stock options	26,668	169	—	—	169
Stock-based compensation	—	30,054	—	—	30,054
Issuance of common stock related to acquisitions	775,582	5,436	—	—	5,436
Net loss	—	—	(48,829)	—	(48,829)
Other comprehensive loss	—	—	—	(143)	(143)
Balance as of September 30, 2024	60,847,658	$1,521,146	$(1,165,999)	$(110)	$355,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(86,949)	$(48,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	22,905	29,316
Depreciation and amortization	37,618	31,165
Impairment of long-lived assets	6,900	2,200
Non-cash operating lease expense	2,231	1,981
Amortization of debt discount, issuance costs, and deferred financing costs	2,906	2,078
Investment discount and premium accretion	(1,278)	(3,899)
Provision for expected credit losses	1,410	3,433
Deferred tax provision	(114)	(517)
Change in fair value of contingent consideration liability	(7,063)	(1,642)
Goodwill impairment	28,769	—
Other	(410)	87
Change in operating assets and liabilities:
Accounts receivable, net	(2,709)	6,304
Prepaid expenses and other assets	1,934	(617)
Accounts payable, accrued liabilities, and other liabilities	(15,729)	4,810
Deferred revenue	3,304	(5,259)
Operating lease liabilities	(2,906)	(2,525)
Net cash (used in) provided by operating activities	(9,181)	18,086

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	149,448	206,488
Purchase of short-term investments	(57,224)	(50,197)
Acquisition of businesses, net of cash acquired	(41,114)	(54,889)
Capitalization of internal-use software	(14,638)	(9,858)
Purchases of property and equipment	(695)	(1,203)
Purchase of intangible assets	(624)	(504)
Proceeds from the sale of property and equipment	31	10
Net cash provided by investing activities	35,184	89,847

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	—	115,472
Proceeds from employee stock purchase plan	1,537	2,061
Repurchase of common stock	(5,000)	—
Repayment of debt	(231,885)	(646)
Payment of deferred financing costs	—	(3,000)
Proceeds from exercise of stock options	—	169

Net cash (used in) provided by financing activities	(235,348)	114,056
Effect of exchange rate changes on cash and cash equivalents	5	62
Net (decrease) increase in cash and cash equivalents	(209,340)	222,051

Cash and cash equivalents at beginning of period	249,645	106,276
Cash and cash equivalents at end of period	$40,305	$328,327

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$31,584	$5,436
Stock-based compensation capitalized as internal-use software	833	738
Purchase of property and equipment included in accounts payable	3	310
Capitalized internal-use software included in accounts payable and accrued liabilities	513	322
Operating lease right-of-use assets obtained in exchange for operating lease obligations	951	—

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2025 and 2024, our interim condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. Our condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by our chief operating decision maker (CODM), in assessing performance and making decisions regarding resource allocation. We operate our business in two operating segments that also represent our reportable segments. Our segments are (1) technology and (2) professional services.
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
Refer to Note 16-Contract Balances and Remaining Performance Obligations for additional details.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of both September 30, 2025 and December 31, 2024, $2.1 million of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the remaining $2.2 million and $2.9 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.7 million for each of the three months ended September 30, 2025 and 2024, and $2.3 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$3,300	$6,600	$4,200	$4,105
Provision for expected credit losses	300	(5)	1,410	3,433
Less write-offs, net of recoveries	—	5	(2,010)	(938)
Allowance for credit losses at the end of period	$3,600	$6,600	$3,600	$6,600
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We recorded goodwill impairment of $28.8 million during the nine months ended September 30, 2025. Refer to Note 4-Goodwill and Intangible Assets for additional details.
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
For the three months ended September 30, 2025 and 2024, we expensed $0.1 million and $1.7 million of transaction costs associated with business combinations, respectively. For the nine months ended September 30, 2025 and 2024, we expensed $2.6 million and $4.2 million of transaction costs associated with business combinations, respectively. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
Contingent consideration liability
Our acquisition consideration in business combinations may include an estimate for contingent consideration that will be paid if certain earn-out performance targets are met. The resulting contingent consideration liability is categorized as a Level 3 fair value measurement because we estimate projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios based on billings and revenue-related earn-out targets. Changes to the unobservable inputs could have a material impact on our condensed consolidated financial statements. We generally value the expected contingent consideration and the corresponding liability using the Monte Carlo method or Black-Scholes model based on estimates of potential payment scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, projected payment dates, and volatility in the fair value of our common stock. The fair value of the contingent consideration is remeasured each reporting period.
As applicable, the portion of the contingent consideration liability that will be settled in shares of our common stock is classified as a component of non-current liabilities along with the portion to be paid in cash more than 12 months from the reporting date in our condensed consolidated balance sheets, while the portion to be paid in cash within 12 months is classified as a component of current liabilities. Changes in the contingent consideration liability are reflected as part of general and administrative expense in our condensed consolidated statements of operations.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Advertising costs
All advertising costs are expensed as incurred. For the three months ended September 30, 2025 and 2024, we incurred $1.2 million and $0.4 million of advertising costs, respectively, and $2.6 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at September 30, 2025 and December 31, 2024. Money market funds and short-term investments are measured at fair value on a recurring basis.
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
Recent accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025, and we expect additional disclosures upon adoption.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which introduces a new capitalization threshold based on management’s authorization and commitment to fund the project, along with a probable-to-complete criterion. The amendments also consolidate guidance for website development costs into Subtopic 350-40 and clarify disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of this ASU to determine the impact it may have on our consolidated financial statements and related disclosures, but we do not expect it to have a material impact upon adoption.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the three and nine months ended September 30, 2025.
The amount of revenue attributable to the acquired business of Upfront was not material to our condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Income (loss) information for Upfront after the acquisition date through September 30, 2025 is not presented as the Upfront business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the nine months ended September 30, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested.
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the three and nine months ended September 30, 2025 and 2024 as if the acquisition of Upfront had taken place on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Pro forma net loss	$(24,105)	$(17,540)	$(92,782)	$(58,301)
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
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to the Upfront acquisition which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Amortization of acquired intangible assets	$—	$(1,904)	$(438)	$(5,713)
Acquisition-related costs, net	(1,876)	1,876	(4,220)	6,181

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
The preliminary allocation of the consideration transferred is subject to potential adjustments. Balances subject to adjustment are primarily tax-related matters, including the tax basis of assets acquired and liabilities assumed. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the nine months ended September 30, 2025.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Recurring technology	$52,051	$48,653	$156,409	$143,254
Professional services	24,272	27,700	80,048	83,724
Total revenue	$76,323	$76,353	$236,457	$226,978
Revenue related to contracts with clients located in the United States was 96.0% and 96.9% for the three months ended September 30, 2025 and 2024, respectively, and 96.2% and 97.6% for the nine months ended September 30, 2025, and 2024, respectively.
4. Goodwill and Intangible Assets
During the three months ended September 30, 2025, we performed an impairment analysis of our intangible assets and goodwill and concluded there were no events or changes in circumstances that indicated that the carrying value of the intangible assets and goodwill may not be recoverable.
However, we did identify indicators of goodwill impairment as of June 30, 2025, including overall declines in our stock price and market capitalization, as well as a downward revision of our future revenue forecast and concluded that a triggering event had occurred that required an interim quantitative goodwill impairment assessment of our professional services and technology reporting units as of June 30, 2025.
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
Based on our interim impairment test of goodwill, it was determined that the fair values of our technology and professional services reporting units were below their respective carrying values as of June 30, 2025, and we recorded a total non-cash goodwill impairment charge of $28.8 million during the nine months ended September 30, 2025. The goodwill impairment charges were recorded as a separate line item in our condensed consolidated statements of operations. There were no goodwill impairment charges during the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2024.
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2025 were as follows (in thousands):

	Technology	Professional Services	Total
Balance as of December 31, 2024	$253,090	$6,669	$259,759
Upfront acquisition	52,912	—	52,912
Foreign currency translation adjustments	1,684	—	1,684
Goodwill impairment	(22,100)	(6,669)	(28,769)
Balance as of September 30, 2025	$285,586	$—	$285,586

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2025, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$141,100	$(106,368)	$34,732
Client relationships and contracts	120,641	(68,817)	51,824
Computer software licenses	11,760	(10,835)	925
Trademarks	5,366	(3,293)	2,073
Total intangible assets	$278,867	$(189,313)	$89,554
Amortization expense of acquired intangible assets was $8.8 million and $6.8 million for the three months ended September 30, 2025 and 2024, respectively, and $26.6 million and $21.6 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We have not incurred any intangible asset impairment charges for the three and nine months ended September 30, 2025 and 2024.
As of December 31, 2024, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$124,109	$(93,611)	$30,498
Client relationships and contracts	108,824	(57,020)	51,804
Computer software licenses	11,149	(9,503)	1,646
Trademarks	4,694	(2,590)	2,104
Total intangible assets	$248,776	$(162,724)	$86,052

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Computer equipment	$10,054	$10,309
Leasehold improvements	6,200	8,456
Furniture and fixtures	3,796	3,757
Capitalized internal-use software costs	61,932	46,143
Computer software	111	111
Total property and equipment	82,093	68,776
Less: accumulated depreciation	(49,484)	(39,382)
Property and equipment, net	$32,609	$29,394
Our long-lived assets are primarily located in the United States. Depreciation expense totaled $3.8 million and $3.1 million for the three months ended September 30, 2025 and 2024, respectively, and $11.0 million and $9.5 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
There was a $2.3 million impairment of leasehold improvements related to our corporate office space designated for subleasing during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we impaired zero and $2.2 million, respectively, of leasehold improvements related to our corporate office space designated for subleasing. Refer to Note 9-Leases for additional details.
We capitalized $5.1 million and $4.4 million of internal-use software costs for the three months ended September 30, 2025 and 2024, respectively, and $15.7 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively. We incurred $3.2 million and $2.5 million of capitalized internal-use software cost amortization expense for the three months ended September 30, 2025 and 2024, respectively, and $9.1 million and $7.2 million for the nine months ended September 30, 2025 and 2024, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and nine months ended September 30, 2025 and 2024. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents that are measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$36,119	$—	$—	$36,119	$36,119	$—
U.S. treasury notes	42,244	47	—	42,291	—	42,291
Commercial paper	8,944	—	—	8,944	—	8,944
Total	$87,307	$47	$—	$87,354	$36,119	$51,235

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table presents the contractual maturities of our short-term investments as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$51,188	$51,235	$142,294	$142,355
Total	$51,188	$51,235	$142,294	$142,355
Accrued interest receivables related to our available-for-sale securities of $0.3 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2025 and December 31, 2024, there were no material unrealized losses due to expected credit loss-related factors.
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$36,119	$—	$—	$36,119
U.S. Treasury notes	42,291	—	—	42,291
Commercial paper	—	8,944	—	8,944
Contingent consideration liability	—	—	(250)	(250)
Total	$78,410	$8,944	$(250)	$87,104
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$186,872	$—	$—	$186,872
U.S. Treasury notes	177,199	—	—	177,199
Commercial paper	—	13,941	—	13,941
Corporate bonds	—	9,601	—	9,601
Total	$364,071	$23,542	$—	$387,613
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2025 and 2024.

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
Nonrecurring fair value measurements
We recorded $6.9 million of impairment charges related to the impairment of ROU assets and leasehold improvements associated with office space designated for subleasing during the three and nine months ended September 30, 2025 and zero and $2.2 million for the three and nine months ended September 30, 2024, respectively.
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
The outstanding contingent consideration liability is categorized as Level 3 fair value measurement and is remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liability is zero based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned and our closing stock price as of September 30, 2025. The recurring Level 3 fair value measurements of the contingent consideration liability include the other following significant inputs used during the three months ended September 30, 2025:

	Valuation Method	Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
	(unaudited)
Revenue-based earn-out liabilities	Monte Carlo	12.0%	40%	1.3	3.7%

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2024	$—
Acquisition-date contingent consideration liability from Upfront acquisition (see Note 2)	7,313
Change in fair value of contingent consideration liability	(7,063)
Balance as of September 30, 2025	$250
8. Accrued Liabilities
As of September 30, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Accrued compensation and benefit expenses	$5,530	$11,655
Interest payable	3,531	4,803
Restructuring liabilities(1)	859	—
Other accrued liabilities	8,724	9,882
Total accrued liabilities	$18,644	$26,340
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 19 in these condensed consolidated financial statements.
9. Leases
We lease office space under operating leases that expire between the third quarter of 2025 and the second quarter of 2034. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2025.
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Operating lease expense	$606	$692	$2,162	$1,986
Short-term lease expense	50	50	369	114
Sublease income	(535)	(414)	(1,554)	(1,068)
Total	$121	$328	$977	$1,032
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2025 and 2024, we identified asset impairment indicators for multiple of our corporate office spaces designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $6.9 million and $2.2 million during the nine months ended September 30, 2025 and 2024, respectively, of which $6.9 million and zero was recognized during the three months ended September 30, 2025 and 2024, respectively, representing the amount by which the carrying value exceeded the estimated fair value of the asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, $4.6 million of the impairment charge was allocated to ROU assets and the remaining $2.3 million was allocated to leasehold improvements, while during the nine months ended September 30, 2024, $1.5 million of the impairment charge was allocated to ROU assets and the remaining $0.7 million was allocated to leasehold improvements.
10. Debt
Debt consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Variable interest rate term loan maturing 2029	$161,167	$162,388
2.50% convertible senior notes due 2025	—	230,000
Total Principal Outstanding	161,167	392,388
Less: Unamortized discount and issuance costs	(8,028)	(10,028)
Net carrying amount	153,139	382,360
Less: Current portion of long-term debt	(1,627)	(231,182)
Long-term debt, net of current portion	$151,512	$151,178
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Contractual interest expense	$4,458	$4,541	$14,992	$7,444
Amortization of debt discount and issuance costs	518	769	1,995	1,529
Amortization of deferred financing costs	659	816	1,751	816
Total	$5,635	$6,126	$18,738	$9,789

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Maturity of Debt
As of September 30, 2025, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:	(unaudited)
2025	406
2026	1,627
2027	1,627
2028	1,627
2029	155,880
Total debt maturities	161,167
Less: Unamortized debt discount and issuance costs	(8,028)
Net carrying amount	$153,139
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
We used a portion of the net proceeds from the initial term loan, together with cash on hand to repay in full the outstanding principal and accrued interest on all of the Notes on the maturity thereof. We expect to use the remainder of the net proceeds from the initial term loan for working capital and general corporate purposes. We expect to use the proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.

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
As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement.
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
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2025 and December 31, 2024, no shares of this preferred stock were issued and outstanding.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 70,728,877 and 64,043,799 shares were legally issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. The shares legally issued and outstanding as of September 30, 2025 included 106,196 shares issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2025.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the nine months ended September 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. There were no shares repurchased during the nine months ended September 30, 2024. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of September 30, 2025.

Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available for Sale Investments	Total
Balance as of December 31, 2024	$(909)	$74	$(835)
Change in foreign currency translation adjustment	2,367	—	2,367
Change in net unrealized gain (loss) on available for sale investments	—	(27)	(27)
Balance as of September 30, 2025	$1,458	$47	$1,505
There were no material reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2025. Additionally, as we record a full valuation allowance against our U.S. net deferred tax assets and substantially all of our accumulated other comprehensive income (loss) originated in the U.S., other comprehensive income (loss) does not include significant income tax expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(22,229)	$(14,726)	$(86,949)	$(48,829)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	70,376,760	60,440,694	69,524,812	59,448,966
Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(1.25)	$(0.82)

During the three and nine months ended September 30, 2025 and 2024, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of September 30,
	2025	2024
	(unaudited)
Common stock options	970,687	1,071,509
Restricted stock units	5,088,138	4,160,419
Performance-based restricted stock units	2,615,990	524,994
Shares related to convertible senior notes(1)	—	7,516,331
Employee stock purchase plan	238,842	207,388
Restricted shares	106,196	—
Shares issuable as acquisition-related contingent consideration(2)	—	—
Total potentially dilutive securities	9,019,853	13,480,641
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
(2)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of September 30, 2025 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liability was to be settled as of that date.

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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2025, there were an additional 3,202,189 shares reserved for issuance under the 2019 Plan. As of September 30, 2025 and December 31, 2024, there were 26,846,400 and 23,644,211 shares authorized for grant, respectively, and 2,176,600 and 4,288,278 shares available for grant under the 2019 and 2011 Plan (collectively, the Stock Incentive Plan), respectively.
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Restricted stock units	$5,266	$8,655	$16,719	$25,065
Performance-based restricted stock units	1,519	673	4,732	1,523
Employee stock purchase plan	153	184	682	746
Restricted shares	101	—	772	1,969
Options	—	—	—	13
Total stock-based compensation	$7,039	$9,512	$22,905	$29,316

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Cost of revenue	$1,196	$2,051	$3,906	$5,488
Sales and marketing	2,085	2,555	6,789	8,997
Research and development	972	1,871	3,421	5,391
General and administrative	2,786	3,035	8,789	9,440
Total stock-based compensation	$7,039	$9,512	$22,905	$29,316

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Stock options
There were no stock options granted during the nine months ended September 30, 2025 or 2024. A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2025, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2025	1,053,251	$11.99
Options cancelled/expired	(82,564)	10.60
Outstanding at September 30, 2025	970,687	$12.10	2.5	$—
Vested and expected to vest as of September 30, 2025	970,687	$12.10	2.5	$—
Vested and exercisable as of September 30, 2025	970,687	$12.10	2.5	$—
The aggregate intrinsic value of stock options exercised was less than $0.1 million for the nine months ended September 30, 2024 and there were no stock options exercised during the nine months ended September 30, 2025. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.
Restricted stock units (RSUs)
The service-based condition for RSUs is generally satisfied over three or four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2025	3,505,406	$11.49
RSUs granted	4,161,209	4.60
RSUs vested	(1,574,970)	12.13
RSUs forfeited	(1,003,507)	7.65
Unvested and outstanding at September 30, 2025	5,088,138	$6.26
During the nine months ended September 30, 2025 and 2024, we granted RSUs with a weighted-average grant date fair value of $4.60 and $8.55, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $19.1 million and $26.1 million, respectively.
As of September 30, 2025, we had $26.2 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.1 years.
Performance-based restricted stock units (PRSUs)
2025 PRSUs
During the nine months ended September 30, 2025, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions.

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
During the nine months ended September 30, 2025, we also granted PRSUs to certain employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ending December 31, 2025, and if the individual employee continues to provide services to us through the vesting date of March 1, 2026. The number of PRSUs that will ultimately vest from these 2025 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2025 against the pre-established targets.
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
The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(unaudited)
Expected volatility	71.6%	65.5%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.16% - 4.23%	4.33% - 4.91%
Expected dividends	—	—

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the nine months ended September 30, 2025:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2025	524,313	$9.90
PRSUs granted	2,640,823	4.79
PRSUs vested	(147,052)	9.86
PRSUs forfeited	(402,094)	5.70
Unvested and outstanding at September 30, 2025	2,615,990	$5.39

During the nine months ended September 30, 2025 and 2024, we granted PRSUs with a weighted-average grant date fair value of $4.79 and $9.45, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the nine months ended September 30, 2025 and 2024 was $1.4 million and $0.6 million, respectively. As of September 30, 2025, we had $4.7 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.9 years.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Expected volatility	59.2% - 75.2%	55.5% - 56.8%
Expected term (in months)	6	6
Risk-free interest rate	4.25% - 4.29%	5.24% - 5.37% - 5.37%
Expected dividends	—	—
During the nine months ended September 30, 2025, we issued 312,903 shares under the ESPP, with a weighted-average purchase price of $3.20. Total cash proceeds from the purchase of shares under the ESPP during the nine months ended September 30, 2025 were $1.0 million. As of September 30, 2025, 1,929,537 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares is subject to eighteen months of continuous service with cliff vesting. In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense. During the nine months ended September 30, 2025, 86,975 of these retention bonus restricted shares vested.

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

As of September 30, 2025, we had $0.3 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.8 years.

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
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the nine months ended September 30, 2025 and 2024, our estimated effective tax rate was (0.4)% and 0.6%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2025 and December 31, 2024, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. There were no charges recorded during the three and nine months ended September 30, 2025 and 2024.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
16. Contract Balances and Performance Obligations
As of September 30, 2025 and December 31, 2024, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $8.5 million and $11.8 million, respectively.
As of September 30, 2025 and December 31, 2024, the total of current and non-current deferred revenue on our consolidated balance sheets was $59.2 million and $53.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended September 30, 2025 and 2024, 47% and 43%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2025 and 2024, 21% and 22%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $256.1 million of revenue on unsatisfied performance obligations as of September 30, 2025. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team serves on our board of directors. We recognized revenue from this related party of $4.4 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recognized $13.3 million and $12.4 million of revenue from this related party, respectively. As of September 30, 2025 and December 31, 2024, we had receivables from this related party of $0.8 million and $2.2 million, respectively, and deferred revenue with this related party of $0.5 million and $0.1 million, respectively.
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

The reconciliation between reportable segment Adjusted Gross Profit to consolidated loss before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$35,500	$31,571	$104,963	$95,794
Professional Services	4,633	4,718	14,182	16,618
Total reportable segments Adjusted Gross Profit	40,133	36,289	119,145	112,412
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(1,196)	(2,051)	(3,906)	(5,488)
Acquisition-related costs, net(1)	(35)	(198)	(318)	(576)
Restructuring costs	(1,086)	—	(2,629)	(260)
Less other reconciling items:
Sales and marketing	(14,361)	(11,342)	(42,305)	(43,145)
Research and development	(12,281)	(14,193)	(39,859)	(42,948)
General and administrative	(16,069)	(12,209)	(38,515)	(41,136)
Depreciation and amortization	(12,614)	(9,983)	(37,618)	(31,165)
Goodwill impairment	—	—	(28,769)	—
Interest and other income (expense), net	(4,679)	(1,514)	(11,838)	3,185
Loss before income taxes	$(22,188)	$(15,201)	$(86,612)	$(49,121)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Technology:
Revenue	$52,051	$48,653	$156,409	$143,254
Adjusted Cost of Revenue(1)	16,551	17,082	51,446	47,460
Adjusted Gross Profit	$35,500	$31,571	$104,963	$95,794

Professional Services:
Revenue	$24,272	$27,700	$80,048	$83,724
Adjusted Cost of Revenue(2)	19,639	22,982	65,866	67,106
Adjusted Gross Profit	$4,633	$4,718	$14,182	$16,618
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

19. Restructuring Costs
August 2025 Restructuring Plan
During the three months ended September 30, 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (August 2025 Restructuring Plan).
As part of the August 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions.
Restructuring liabilities related to the August 2025 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our August 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2024	$—
Severance and other restructuring costs	4,772
Cash payments	(3,913)
Balance as of September 30, 2025	$859

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our August 2025 Restructuring Plan costs by financial statement line item for the three and nine months ended September 30, 2025 (in thousands):

	Three and Nine Months Ended September 30, 2025
	Severance and Other Team Member Costs	Other	Total
	(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$436	$—	$436
Professional services	650	—	650
Sales and marketing	1,853	94	1,947
Research and development	1,374	—	1,374
General and administrative	365	—	365
Total	$4,678	$94	$4,772
We expect additional restructuring costs as part of the August 2025 Restructuring Plan of at least $0.5 million in the fourth quarter of 2025. We continue to evaluate our restructuring initiatives, which may result in additional restructuring costs and associated payments in the future.
January 2025 Restructuring Plan
During the nine months ended September 30, 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (January 2025 Restructuring Plan).
As part of the January 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions.
Restructuring liabilities related to the January 2025 Restructuring Plan are included as a component of accrued liabilities on our condensed consolidated balance sheets. The following table summarizes our January 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liabilities
(unaudited)
Balance as of December 31, 2024	$—
Severance and other restructuring costs	3,558
Cash payments	(2,919)
Balance as of March 31, 2025	$639
Severance and other restructuring costs	381
Cash payments	(950)
Balance as of June 30, 2025	$70
Restructuring costs	—
Cash payments	(70)
Balance as of September 30, 2025	$—

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our January 2025 Restructuring Plan costs by financial statement line item for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025
Total Severance and Other Team Member Costs
(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$401
Professional services	1,142
Sales and marketing	352
Research and development	1,908
General and administrative	136
Total	$3,939
Our restructuring activities as part of the January 2025 Restructuring Plan were complete by June 30, 2025.
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
Highlights from the three and nine months ended September 30, 2025 and 2024 included:
•We recognized total revenue of $76.3 million and $76.4 million for the three months ended September 30, 2025 and 2024, respectively, and $236.5 million and $227.0 million for the nine months ended September 30, 2025 and 2024, respectively. The year-to-date growth in revenue in 2025 compared to 2024 was primarily due to revenue from new clients, including acquired relationships, and revenue expansion from existing clients.
•We incurred net losses of $22.2 million and $14.7 million for the three months ended September 30, 2025 and 2024, respectively, and $86.9 million and $48.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increased year-to-date net loss in 2025 compared to 2024 is largely driven by $28.8 million of goodwill impairment recognized in the second quarter of 2025, while the year-over-year increase in the quarterly net loss is primarily due to $6.9 million of lease-related impairment charges and $4.8 million of restructuring costs that we do not expect to recur.
•Our Adjusted EBITDA was $12.0 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively, and $27.6 million and $18.2 million for the nine months ended September 30, 2025 and 2024, respectively. See the section titled “Key Financial Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Macroeconomic Environment and Strategic Operating Plan
Recent macroeconomic challenges (including high levels of inflation, high interest rates, uncertainty with tariffs, and cuts in Medicaid and research funding) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain. The extent and duration of the impacts from these factors is uncertain, and we expect that continued impacts will continue to have a negative effect upon our clients, business and results of operations, and financial condition.

The health system end market, in particular, has experienced meaningful financial strain over the last few years. We were encouraged that, in general, the operating margins of our health system end market improved in 2024 and year-to-date 2025 relative to 2022 and 2023. However, the implications of any policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape have had and continue to have a negative impact on our business.
On July 4, 2025, President Trump signed the OBBBA into law, which is projected to reduce federal Medicaid spending by nearly $1 trillion over 10 years and will create additional financial strain for many of our clients and prospective clients. As a result, certain sales cycles have elongated and some opportunities, such as opportunities in Life Sciences, have pushed, which has negatively impacted our year-to-date bookings achievement and our expectations for revenue in the fourth quarter of 2025. We have also seen that the aggregated average total ARR and non-recurring revenue for net new Platform Clients trended towards the lower end of the $300,000 to $700,000 aggregated average total ARR and non-recurring revenue range. We anticipate this trend may continue in the near term.
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
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, we have experienced churn related to the migration from DOS to Ignite. We have observed that clients have a few options as part of this migration. These options include expanding their relationship and spend by purchasing additional applications and services; experiencing immediate savings while maintaining similar functionality through a price reduction as part of the migration; maintaining existing spend and realizing improvement in operations and functionality from the enhanced capabilities of Ignite; or exercising flexibility to stay on DOS or parts of DOS in the near-to-medium term. Over the course of the next few years, we anticipate our clients will continue to fall along the spectrum of these options; however, in recent months and in the near-term, an increasing number of clients are opting for, and we anticipate many will opt for, a price reduction as part of the migration to Ignite resulting in lower overall spend.
We are responding to the challenging macroeconomic environment with a strategic operating plan that proactively tailors our solutions to align with and support the urgent needs for cost management and operational improvement. We are helping clients achieve tangible savings and enhanced operational efficiency, positioning our organization as a valuable partner during this critical period. We believe this focus will enable us to move forward in a position of continued competitive and financial strength. We will continue to refine this strategic operating plan and are continuing to make investments in research and development, including the continued enhancement of the capabilities within Health Catalyst Ignite, in order to maintain our position as a provider of a market-leading data platform and applications over the long term.

Key Financial Metrics
We regularly review a number of metrics, including the following key financial metrics, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Financial Measures:	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$76,323	$76,353	$236,457	$226,978
Gross profit	$29,979	$27,758	$88,971	$85,885
Gross margin	39%	36%	38%	38%
Net loss	$(22,229)	$(14,726)	$(86,949)	$(48,829)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$40,133	$36,289	$119,145	$112,412
Adjusted Gross Margin	53%	48%	50%	50%
Adjusted EBITDA	$12,000	$7,295	$27,622	$18,194
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
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$52,051	$24,272	$76,323
Cost of revenue, excluding depreciation and amortization	(17,203)	(21,304)	(38,507)
Amortization of intangible assets, cost of revenue	(4,554)	—	(4,554)
Depreciation of property and equipment, cost of revenue	(3,283)	—	(3,283)
Gross profit	27,011	2,968	29,979
Gross margin	52%	12%	39%
Add:
Amortization of intangible assets, cost of revenue	4,554	—	4,554
Depreciation of property and equipment, cost of revenue	3,283	—	3,283
Stock-based compensation	205	991	1,196
Acquisition-related costs, net(1)	11	24	35
Restructuring costs(2)	436	650	1,086
Adjusted Gross Profit	$35,500	$4,633	$40,133
Adjusted Gross Margin	68%	19%	53%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, and KPI Ninja acquisitions.
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
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS and KPI Ninja acquisitions.

Technology gross margin increased from 51% for the three months ended September 30, 2024 to 52% for the three months ended September 30, 2025. Adjusted Technology Gross Margin increased from 65% for the three months ended September 30, 2024 to 68% for the three months ended September 30, 2025. This year-over-year result was mainly driven by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs, new or acquired revenue from higher margin application deals, and savings from our recent reductions in force, which were partially offset by costs associated with migrating a subset of DOS clients to Health Catalyst Ignite, and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, which typically begins six months or more following contract signing.
Professional services gross margin increased from 11% for the three months ended September 30, 2024 to 12% for the three months ended September 30, 2025. Adjusted Professional Services Gross Margin increased from 17% for the three months ended September 30, 2024 to 19% for the three months ended September 30, 2025, primarily due to higher utilization rates and cost management efforts, driven in large part by our recent reductions in force. Our professional services are comprised of data and analytics services, domain expertise services, Tech-enabled Managed Services (TEMS), and implementation services. The delivery mix among all of our professional services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.

Total gross margin increased from 36% for the three months ended September 30, 2024 to 39% for the three months ended September 30, 2025. Total Adjusted Gross Margin also increased from 48% for the three months ended September 30, 2024 to 53% for the three months ended September 30, 2025. We expect total Adjusted Gross Margin to fluctuate in the near term, but improve over the long term, primarily due to a mix shift to a greater proportion of technology revenue, as well as anticipated improvement in technology and professional services gross margins in the mid to long-term.
The following is a calculation of our gross profit and gross margin and a reconciliation of gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, to our Adjusted Gross Profit and Adjusted Gross Margin in total and for technology and professional services for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$156,409	$80,048	$236,457
Cost of revenue, excluding depreciation and amortization	(53,120)	(71,045)	(124,165)
Amortization of intangible assets, cost of revenue	(14,007)	—	(14,007)
Depreciation of property and equipment, cost of revenue	(9,314)	—	(9,314)
Gross profit	79,968	9,003	88,971
Gross margin	51%	11%	38%
Add:
Amortization of intangible assets, cost of revenue	14,007	—	14,007
Depreciation of property and equipment, cost of revenue	9,314	—	9,314
Stock-based compensation	719	3,187	3,906
Acquisition-related costs, net(1)	118	200	318
Restructuring costs(2)	837	1,792	2,629
Adjusted Gross Profit	$104,963	$14,182	$119,145
Adjusted Gross Margin	67%	18%	50%
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
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS and KPI Ninja acquisitions.
(2)Restructuring costs include severance and other team member costs from workforce reductions. For additional detail, refer to Note 19-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 52% for the nine months ended September 30, 2024 to 51% for the nine months ended September 30, 2025. Adjusted Technology Gross Margin remained constant at 67% for the nine months ended September 30, 2024 and 2025. This year-over-year result was mainly driven by costs associated with migrating a subset of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs, new or acquired revenue from higher margin application deals, and savings from our recent reductions in force.
We expect Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, which typically begins six months or more following contract signing.
Professional services gross margin decreased from 14% for the nine months ended September 30, 2024 to 11% for the nine months ended September 30, 2025. Adjusted Professional Services Gross Margin decreased from 20% for the nine months ended September 30, 2024 to 18% for the nine months ended September 30, 2025, primarily due to lower utilization rates in our professional services organization, timing of certain project-based, non-recurring revenue items pushing beyond the third quarter of 2025, increased costs related to pilot ambulatory operations TEMS, which we have now exited, and certain churn of FTE-based service arrangements. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total gross margin remained constant at 38% for the nine months ended September 30, 2024 and 2025. Total Adjusted Gross Margin also remained constant at 50% for the nine months ended September 30, 2024 and 2025.

We expect total Adjusted Gross Margin to fluctuate in the near term, but improve over the long term, primarily due to a mix shift to a greater proportion of technology revenue as well as anticipated improvement in technology and professional services gross margins over the long-term.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision, (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) restructuring costs, (vii) goodwill impairment, and (viii) non-recurring lease-related charges, as applicable. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs and non-recurring lease-related charges, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We generally expect annual Adjusted EBITDA to continue to improve going forward, although it may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.
The following is a reconciliation of our net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(22,229)	$(14,726)	$(86,949)	$(48,829)
Add:
Interest and other expense (income), net	4,679	1,514	11,838	(3,185)
Income tax provision	41	(475)	337	(292)
Depreciation and amortization	12,614	9,983	37,618	31,165
Stock-based compensation	7,039	9,512	22,905	29,316
Acquisition-related costs, net(1)	(1,816)	1,487	(2,507)	5,731
Restructuring costs(2)	4,772	—	8,711	2,088
Goodwill impairment(3)	—	—	28,769	—
Non-recurring lease-related charges(4)	6,900	—	6,900	2,200
Adjusted EBITDA	$12,000	$7,295	$27,622	$18,194
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments.
(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 19 in our condensed consolidated financial statements.
(3)Goodwill impairment was recognized as a result of impairment indicators and a quantitative test indicating the fair values of the Technology and the Professional Services reporting units were below their respective carrying values as of June 30, 2025. For additional details, refer to Note 4 in our condensed consolidated financial statements.
(4)Non-recurring lease-related charges include the lease-related impairment charges related to our corporate office space designated for subleasing. For additional details, refer to Note 9 in our condensed consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, the tight labor market or the market volatility and measures taken in response thereto. Recent macroeconomic challenges (including the high levels of inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. These challenges have also disrupted the normal operations of many businesses, including ours. Our health system end market recently experienced meaningful financial strain from significant inflation. In particular, the health system end market experienced increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are also continuing to monitor the implications of any policy developments around Medicaid and research funding reductions, including the recently passed OBBBA, which has and could continue to negatively impact our end market, as well as implications of the evolving tariff landscape. These uncertainties in our end market have caused and could cause further potential delays in client decisions, which has and could continue to negatively affect our business and results of operations.
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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, ARMUS in April 2022, ERS in October 2023, Carevive in May 2024, Lumeon in August 2024, Intraprise in November 2024, and Upfront in January 2025. The historical and go-forward revenue growth profiles of these businesses may vary from our core Platform Clients, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generally generated a lower dollar-based retention rate than Platform Clients and we expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our more recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue.

For the nine months ended September 30, 2025, our technology revenue and professional services revenue represented 66% and 34% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our DOS clients to Ignite. These migrations have and will continue to result in higher cost of technology revenue, which will negatively impact Adjusted Technology Gross Margin. Over time we anticipate that the migration to Ignite will benefit Adjusted Technology Gross Margin. We are experiencing Dollar-Based Retention pressure in 2025 due to the ongoing migration efforts. We expect to go into 2026 with similar pressure. An Ignite migration can take a variety of forms, including a client's migration from our DOS platform to the Ignite platform, the incorporation of Ignite componentry into a specific Solution that is deployed to all clients using that Solution, or our deeming a Solution using our latest technology to be part of Ignite (our latest technology) because we do not plan to devote additional professional service or R&D resources to adding Ignite componentry to the Solution. Some client migrations require us to devote resources (including R&D and/or professional services) to enable the migration. For example, long-standing clients' migration from the DOS platform to the Ignite platform is generally more resource intensive and more complex. These complex relationships generally include higher revenue. We expect those complex migrations will generally take more time to complete and may be some of the last migrations we complete. We expect two-thirds of DOS client migrations will be complete by the end of 2025, including the vast majority of modular DOS migrations. Some migrations may require re-contracting to enable a client's migration to Ignite, including due to different consumption-based pricing models. Other Solutions require very little to no company resources to enable the migration, including Solutions that we deem to be part of Ignite because the Solution is using our latest technology and we do not have current plans to devote resources to add Ignite componentry to the Solution. We consider an Ignite migration to be complete for a given client if (i) we do not anticipate any additional professional services or R&D resources required to enable the Ignite migration for the client, and (ii) we have no plans to re-contract with the client for the purpose of enabling its Ignite migration. There may be instances in which we expect the client to remain on our legacy technology for the foreseeable future. In those instances, we would exclude the client from the denominator and numerator when calculating the percentage of completed Ignite migrations. While we anticipate making meaningful progress on the Ignite migrations by the end of the first half of 2026, we have adjusted our timeline and approach to be more client-centric, recognizing that some organizations prefer to remain on DOS for the near-to-medium term. We are committed to providing more flexibility and meeting clients where they are and we expect this approach will improve client experience and Dollar-Based Retention.
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
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2025 and 2024, technology revenue represented 68% and 64% of total revenue, respectively, and professional services revenue represented 32% and 36% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, technology revenue represented 66% and 63% of total revenue, respectively, and professional services revenue represented 34% and 37% of total revenue, respectively. We expect our near-term revenue growth to be negatively impacted by policy developments around Medicaid and research funding reductions, which will likely create additional financial strain for many of our clients and prospective clients.
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
Professional services revenue. Professional services revenue primarily includes analytics services, domain expertise services, TEMS, and implementation services. Professional services arrangements typically include a fee for making FTE services available to our clients on a monthly basis or a fixed fee for a scope of work. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients.

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
We anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. However, we expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with migrating DOS clients to Health Catalyst Ignite.
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The 2023 Restructuring Plan, the January 2025 Restructuring Plan, and the August 2025 Restructuring Plan have reduced our ongoing cost of professional services revenue. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.
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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The 2023 Restructuring Plan, the January 2025 Restructuring Plan, and the August 2025 Restructuring Plan increased our research and development expenses in the first quarter of 2024, the first quarter of 2025, and third quarter of 2025, respectively, due to severance costs, but we expect that the reduction in headcount will reduce future, ongoing research and development expenses. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the nature, timing, and extent of these expenses.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
Technology	$52,051	$48,653	$156,409	$143,254
Professional services	24,272	27,700	80,048	83,724
Total revenue	76,323	76,353	236,457	226,978
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	17,203	17,609	53,120	48,991
Professional services(1)(2)(3)	21,304	24,704	71,045	71,899
Total cost of revenue, excluding depreciation and amortization	38,507	42,313	124,165	120,890
Operating expenses:
Sales and marketing(1)(2)(3)	14,361	11,342	42,305	43,145
Research and development(1)(2)(3)	12,281	14,193	39,859	42,948
General and administrative(1)(2)(3)(4)	16,069	12,209	38,515	41,136
Depreciation and amortization	12,614	9,983	37,618	31,165
Goodwill impairment	—	—	28,769	—
Total operating expenses	55,325	47,727	187,066	158,394
Loss from operations	(17,509)	(13,687)	(74,774)	(52,306)
Interest and other income (expense), net	(4,679)	(1,514)	(11,838)	3,185
Loss before income taxes	(22,188)	(15,201)	(86,612)	(49,121)
Income tax provision (benefit)	41	(475)	337	(292)
Net loss	$(22,229)	$(14,726)	$(86,949)	$(48,829)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$205	$450	$719	$1,206
Professional services	991	1,601	3,187	4,282
Sales and marketing	2,085	2,555	6,789	8,997
Research and development	972	1,871	3,421	5,391
General and administrative	2,786	3,035	8,789	9,440
Total	$7,039	$9,512	$22,905	$29,316

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$11	$77	$118	$246
Professional services	24	121	200	330
Sales and marketing	(25)	151	416	738
Research and development	—	183	357	612
General and administrative	(1,826)	955	(3,598)	3,805
Total	$(1,816)	$1,487	$(2,507)	$5,731
(3)Includes restructuring costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$436	$—	$837	$79
Professional services	650	—	1,792	181
Sales and marketing	1,947	—	2,299	449
Research and development	1,374	—	3,282	443
General and administrative	365	—	501	936
Total	$4,772	$—	$8,711	$2,088
(4)Includes non-recurring lease-related charges, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$6,900	$—	$6,900	$2,200
Total	$6,900	$—	$6,900	$2,200

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Technology	68%	64%	66%	63%
Professional services	32	36	34	37
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	22	23	22	22
Professional services	28	32	30	31
Total cost of revenue, excluding depreciation and amortization	50	55	52	53
Operating expenses
Sales and marketing	19	15	18	19
Research and development	16	19	17	19
General and administrative	21	16	16	18
Depreciation and amortization	17	13	16	14
Goodwill impairment	—	—	12	—
Total operating expenses	73	63	79	70
Loss from operations	(23)	(18)	(31)	(23)
Interest and other (expense) income, net	(6)	(2)	(6)	1
Loss before income taxes	(29)	(20)	(37)	(22)
Income tax provision (benefit)	—	(1)	—	—
Net loss	(29)%	(19)%	(37)%	(22)%

Discussion of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$52,051	$48,653	$3,398	7%
Professional services	24,272	27,700	(3,428)	(12)%
Total revenue	$76,323	$76,353	$(30)	—%
Percentage of revenue:
Technology	68%	64%
Professional services	32	36
Total	100%	100%

Total revenue was $76.3 million for the three months ended September 30, 2025, compared to $76.4 million for the three months ended September 30, 2024.
Technology revenue was $52.1 million, or 68% of total revenue, for the three months ended September 30, 2025, compared to $48.7 million, or 64% of total revenue, for the three months ended September 30, 2024.

The technology revenue increase was primarily related to growth from new and acquired clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, new offerings of expanded support services, and non-recurring technology revenue that is not anticipated to continue during the fourth quarter of 2025, partially offset by elevated churn levels.
Professional services revenue was $24.3 million, or 32% of total revenue, for the three months ended September 30, 2025, which was a decrease compared to $27.7 million, or 36% of total revenue, for the three months ended September 30, 2024. The professional services revenue decrease was primarily due to our exit of pilot ambulatory operations TEMS and churn of some FTE-based service arrangements, partially offset by non-recurring professional services revenue that is not anticipated to continue during the fourth quarter of 2025.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$17,203	$17,609	$(406)	(2)%
Professional services	21,304	24,704	(3,400)	(14)%
Total cost of revenue, excluding depreciation and amortization	$38,507	$42,313	$(3,806)	(9)%
Percentage of total revenue	51%	55%
Cost of technology revenue, excluding depreciation and amortization, was $17.2 million for the three months ended September 30, 2025, compared to $17.6 million for the three months ended September 30, 2024, a decrease of $0.4 million, or 2%. The decrease was primarily due to a $1.1 million decrease in recurring salary and related personnel costs related to our recent restructuring activities and a $0.3 million decrease in stock-based compensation, partially offset by $0.4 million in severance costs related to the August 2025 Restructuring Plan and a $0.4 million increase in cloud computing and hosting costs, largely from the expanded use of Microsoft Azure to serve existing and new clients.
Cost of professional services revenue was $21.3 million for the three months ended September 30, 2025, compared to $24.7 million for the three months ended September 30, 2024, a decrease of $3.4 million, or 14%. The decrease was primarily due to a $3.3 million decrease in recurring salary and related personnel costs related to our restructuring activities and a $0.6 million decrease in stock-based compensation, partially offset by $0.6 million in severance costs related to the August 2025 Restructuring Plan.
Operating expenses
Sales and marketing

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,361	$11,342	$3,019	27%
Percentage of total revenue	19%	15%
Sales and marketing expenses were $14.4 million for the three months ended September 30, 2025, compared to $11.3 million for the three months ended September 30, 2024, an increase of $3.0 million, or 27%. The increase was primarily due to $1.9 million in severance costs related to the August 2025 Restructuring Plan, a $0.3 million increase in our provision for expected credit losses, and a $0.6 million increase in contractor and outside service provider fees and other advertising and marketing costs primarily related to the timing of our Health Catalyst Analytics Summit (HAS) conference.

Sales and marketing expense as a percentage of total revenue increased from 15% in the three months ended September 30, 2024 to 19% in the three months ended September 30, 2025.
Research and development

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$12,281	$14,193	$(1,912)	(13)%
Percentage of total revenue	16%	19%

Research and development expenses were $12.3 million for the three months ended September 30, 2025, compared to $14.2 million for the three months ended September 30, 2024, a decrease of $1.9 million, or 13%. The decrease was primarily due to a $1.2 million decrease in recurring salary and related personnel costs related to our restructuring activities, a $0.9 million decrease in stock-based compensation, and a $0.8 million decrease in contractor and outside service provider fees, partially offset by a $1.4 million increase in severance costs related to the August 2025 Restructuring Plan.
Research and development expense as a percentage of revenue decreased from 19% in the three months ended September 30, 2024 to 16% in the three months ended September 30, 2025.
General and administrative

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,069	$12,209	$3,860	32%
Percentage of total revenue	21%	16%
General and administrative expenses were $16.1 million for the three months ended September 30, 2025, compared to $12.2 million for the three months ended September 30, 2024, an increase of $3.9 million, or 32%. The increase was primarily due to $6.9 million in lease-related impairment charges and a $0.4 million increase in costs related to the August 2025 Restructuring Plan, partially offset by a $2.8 million decrease in acquisition-related costs, net, and a $0.3 million decrease in stock-based compensation.
General and administrative expense as a percentage of revenue increased from 16% in the three months ended September 30, 2024 to 21% in the three months ended September 30, 2025.
Depreciation and amortization

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$12,614	$9,983	$2,631	26%
Percentage of total revenue	17%	13%

Depreciation and amortization expenses were $12.6 million for the three months ended September 30, 2025, compared to $10.0 million for the three months ended September 30, 2024, an increase of $2.6 million, or 26%. This increase was primarily due to an increase in intangible assets related to our business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 13% in the three months ended September 30, 2024 to 17% in the three months ended September 30, 2025.

Interest and other income (expense), net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,136	4,735	$(3,599)	(76)%
Interest income (expense)	(5,635)	(6,126)	491	(8)%
Other expense	(180)	(123)	(57)	46%
Total interest and other income (expense), net	$(4,679)	$(1,514)	$(3,165)	209%

Interest and other income (expense), net increased $3.2 million, or 209%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This change is primarily due to a $3.6 million decrease in interest income on our short-term investments and cash equivalents, partially offset by a $0.5 decrease in interest expense related to our credit agreements.
Income tax provision (benefit)

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$41	$(475)	$516	(109)%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended September 30, 2025. The income tax benefit for the three months ended September 30, 2024 is primarily due to a foreign deferred income tax benefit offset by minimal current state and foreign income taxes.
Discussion of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$156,409	$143,254	$13,155	9%
Professional services	80,048	83,724	(3,676)	(4)%
Total revenue	$236,457	$226,978	$9,479	4%
Percentage of revenue:
Technology	66%	63%
Professional services	34	37
Total	100%	100%

Total revenue was $236.5 million for the nine months ended September 30, 2025, compared to $227.0 million for the nine months ended September 30, 2024, an increase of $9.5 million, or 4%.
Technology revenue was $156.4 million, or 66% of total revenue, for the nine months ended September 30, 2025, compared to $143.3 million, or 63% of total revenue, for the nine months ended September 30, 2024. The technology revenue increase was primarily related to growth from new and acquired clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels primarily from the migration of DOS clients to Ignite.

Professional services revenue was $80.0 million, or 34% of total revenue, for the nine months ended September 30, 2025, compared to $83.7 million, or 37% of total revenue, for the nine months ended September 30, 2024. The professional services revenue decrease was primarily due to lower utilization rates in our professional services organization, our exit of pilot ambulatory operations TEMS, and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$53,120	$48,991	$4,129	8%
Professional services	71,045	71,899	(854)	(1)%
Total cost of revenue, excluding depreciation and amortization	$124,165	$120,890	$3,275	3%
Percentage of total revenue	52%	54%
Cost of technology revenue, excluding depreciation and amortization, was $53.1 million for the nine months ended September 30, 2025, compared to $49.0 million for the nine months ended September 30, 2024, an increase of $4.1 million, or 8%. The increase was primarily due to a $2.7 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $1.0 million increase in dues and subscriptions, a $0.8 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan, partially offset by a $0.5 million decrease in stock-based compensation expense.
Cost of professional services revenue was $71.0 million for the nine months ended September 30, 2025, compared to $71.9 million for the nine months ended September 30, 2024, a decrease of $0.9 million, or 1%. The decrease was primarily due to a $1.2 million decrease in recurring salary and related personnel costs related to our restructuring activities and a $1.1 million decrease in stock-based compensation, partially offset by a $1.6 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan.
Sales and marketing

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$42,305	$43,145	$(840)	(2)%
Percentage of total revenue	18%	19%

Sales and marketing expenses were $42.3 million for the nine months ended September 30, 2025, compared to $43.1 million for the nine months ended September 30, 2024, a decrease of $0.8 million, or 2%. The decrease was primarily due to a $2.0 million decrease in our provision for expected credit losses compared to the nine months ended September 30, 2024 and a $0.4 million decrease in contractor, advertising, and marketing costs. These decreases were partially offset by a $1.9 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan.
Sales and marketing expense as a percentage of total revenue decreased from 19% in the nine months ended September 30, 2024 to 18% in the nine months ended September 30, 2025.

Research and development

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$39,859	$42,948	$(3,089)	(7)%
Percentage of total revenue	17%	19%

Research and development expenses were $39.9 million for the nine months ended September 30, 2025, compared to $42.9 million for the nine months ended September 30, 2024, a decrease of $3.1 million, or 7%. The decrease was primarily due to a $4.0 million decrease in recurring salary and related personnel costs related to our restructuring activities and a $2.0 million decrease in stock-based compensation, partially offset by a $2.8 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan.
Research and development expense as a percentage of revenue decreased from 19% in the nine months ended September 30, 2024 to 17% in the nine months ended September 30, 2025.
General and administrative

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$38,515	$41,136	$(2,621)	(6)%
Percentage of total revenue	16%	18%
General and administrative expenses were $38.5 million for the nine months ended September 30, 2025, compared to $41.1 million for the nine months ended September 30, 2024, a decrease of $2.6 million, or 6%. The decrease was primarily due to a $7.4 million decrease in acquisition-related costs, net and a $0.5 million decrease in recurring salary and related personnel costs, including stock-based compensation. These decreases were partially offset by a $4.7 million increase in lease-related impairment charges and a $0.7 million increase in dues and subscription costs.
General and administrative expense as a percentage of revenue decreased from 18% in the nine months ended September 30, 2024 to 16% in the nine months ended September 30, 2025.
Depreciation and amortization

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$37,618	$31,165	$6,453	21%
Percentage of total revenue	16%	14%

Depreciation and amortization expenses were $37.6 million for the nine months ended September 30, 2025, compared to $31.2 million for the nine months ended September 30, 2024, an increase of $6.5 million, or 21%. This increase was primarily due to an increase in intangible assets related to our business combinations.

Depreciation and amortization expense as a percentage of revenue increased from 14% in the nine months ended September 30, 2024 to 16% in the nine months ended September 30, 2025.

Goodwill impairment

During the nine months ended September 30, 2025, we observed overall declines in our stock price and market capitalization, which along with a downward revision of our future revenue forecast, led to our conclusion that an impairment triggering event had occurred and therefore we performed a quantitative goodwill impairment test that resulted in a non-cash goodwill impairment charge of $28.8 million as of June 30, 2025.

Interest and other (expense) income, net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest income	$6,626	13,135	$(6,509)	(50)%
Interest expense	(18,738)	(9,789)	(8,949)	91%
Other income (expense)	274	(161)	435	(270)%
Total interest and other (expense) income, net	$(11,838)	$3,185	$(15,023)	(472)%

Interest and other (expense) income, net decreased $15.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This change is primarily due to a $8.9 million increase in interest expense related to our credit agreement with Silver Point Finance, LLC and a $6.5 million decrease in interest income on our short-term investments and cash equivalents.
Income tax provision (benefit)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax provision (benefit)	$337	$(292)	$629	(215)%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the nine months ended September 30, 2025. The income tax benefit for the nine months ended September 30, 2024 is primarily due to a foreign deferred income tax benefit offset by minimal current state and foreign income taxes.

Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $91.5 million, which were held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions, such as share repurchases and debt reduction. Our cash equivalents and short-term investments are currently comprised of money market funds, U.S. treasury notes, and commercial paper.
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
We used a portion of the net proceeds from the initial term loan together with cash on hand to repay in full the outstanding principal and accrued interest on our 2.50% Convertible Senior Notes due 2025 at maturity on April 14, 2025 and we expect to use the remaining net proceeds from the initial term loan for working capital and general corporate purposes. We may also use proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.
Refer to “Note 10—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Credit Agreement.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the nine months ended September 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share.
There were no shares repurchased during the nine months ended September 30, 2024. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of September 30, 2025.
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes were senior, unsecured obligations and accrued interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes were fully repaid in cash at maturity on April 14, 2025. Refer to “Note 10—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding maturity of the Notes.
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(9,181)	$18,086
Net cash provided by investing activities	35,184	89,847
Net cash (used in) provided by financing activities	(235,348)	114,056
Effect of exchange rate changes	5	62
Net (decrease) increase in cash and cash equivalents	$(209,340)	$222,051
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2025, net cash used in operating activities was $9.2 million, which included a net loss of $86.9 million. Non-cash adjustments primarily consisted of a $28.8 million goodwill impairment charge, $37.6 million in depreciation and amortization, $22.9 million in stock-based compensation, $6.9 million from lease-related impairment charges, and $1.4 million from the provision for expected credit losses, offset by a $7.1 million change in the fair value of contingent consideration liabilities and $1.3 million in net interest income from the accretion of discounts on our short-term investments.
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

Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2025 of $35.2 million was primarily due to $149.4 million provided from the sale and maturity of short-term investments, reduced by $57.2 million in purchases of short-term investments, $41.1 million used in the acquisition of businesses, and $14.6 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the nine months ended September 30, 2024 of $89.8 million was primarily due to $206.5 million provided from the sale and maturity of short-term investments, reduced by $50.2 million in purchases of short-term investments, $54.9 million used in the acquisition of businesses, and $9.9 million of capitalized internal-use software development costs.
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2025 of $235.3 million was primarily due to $231.9 million used in the repayment of principal on our debt facilities and $5.0 million of share repurchases, reduced by $1.5 million in proceeds from our ESPP.
Net cash provided by financing activities for the nine months ended September 30, 2024 of $114.1 million was primarily due to $115.5 million of proceeds from borrowings under our Credit Agreement, net of issuance costs, and $2.1 million in proceeds from our ESPP, reduced by $3.0 million for the deferred financing costs.

Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
A number of factors are considered in assessing goodwill impairment. In our case, the decline in our market capitalization is a major input. This also impacts fair value calculations under a market-based approach. Even though we continue to make meaningful profitability progress, the decline in our market capitalization did trigger a quantitative goodwill impairment test for our two reporting units during the nine months ended September 30, 2025.
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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $91.5 million as of September 30, 2025, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2025, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million, as of September 30, 2025, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

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
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 and in the first three quarters of 2025 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Further, the sales cycle for a new platform client, which we historically have estimated to be approximately one year, could lengthen, as we experienced in 2022 and 2023, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. While we have limited operating history selling Health Catalyst Ignite, we believe its sales cycle generally may be shorter than DOS.

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
We are continually executing a number of growth initiatives, strategies, and operating plans designed to enhance our business, as well as some cost reduction and restructuring initiatives. We may not be able to successfully complete these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. For example, the migration of existing clients using our DOS Solution to Health Catalyst Ignite involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction, lower revenue, and non-renewals. Moreover, largely as a result of recent funding cuts and the macroeconomic environment impacting our end market, DOS clients that have or are planning to migrate to our Ignite platform have elected to retain the inherent savings, resulting in smaller bookings. Further, costs associated with the transition to Health Catalyst Ignite have and may continue to result in higher cost of technology revenue, which may not decrease over time. Further, our overall migration of DOS clients to Health Catalyst Ignite may evolve as we plan to provide clients with increased flexibility.

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

Further, our board of directors authorized a reduction of our global workforce on January 25, 2025 (the January 2025 Restructuring Plan) and an additional reduction of our global workforce on August 5, 2025 (the August 2025 Restructuring Plan). The January 2025 Restructuring Plan and the August 2025 Restructuring Plan are separate restructuring plans, each intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. The January 2025 Restructuring Plan reduced our global workforce by approximately 4% in the first quarter of 2025 and primarily focused on research and development and professional services. The August 2025 Restructuring Plan reduced our global workforce by approximately 9%, with the vast majority occurring in the third quarter of 2025, and is primarily focused on research and development and sales and marketing.

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
We expect to derive a significant portion of our revenue from the renewal of existing client contracts and sales of additional technology and services to existing clients. As part of our growth strategy, for instance, we have recently focused on expanding our Solution among current clients, including Solutions with a more limited operating history. As a result, selling additional technology and services is critical to our future business, revenue growth, and results of operations. Factors that may affect our ability to sell additional technology and services include, but are not limited to, the following:
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
Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, including the planned retirement of our CEO, Dan Burton, which could disrupt our business. Several of our senior leaders are active members of the Church of Jesus Christ of Latter-Day Saints. There is a risk that in the future, one or more of these individuals could receive a call to serve in a full-time capacity for the church, which has already occurred, including with our former Chief Operating Officer, Paul Horstmeier, who stepped down from his role of Chief Operating Officer effective March 31, 2023. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
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
As of December 31, 2024, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $679.5 million and $562.3 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during 2024 and we had $24.8 million available to purchase under the Share Repurchase Plan as of September 30, 2025. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2025.

Item 5. Other Information

(a) None.

(b) None.

(c) Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of our stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1#	Offer Letter, dated September 5, 2025, between Health Catalyst, Inc. and Benjamin Albert.	8-K	10.1	September 10, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	November 10, 2025
Jason Alger	(Principal Financial and Accounting Officer)