Form 10-K
period 2025-12-31
Health Catalyst, Inc.
filed 2026-03-12
CIK 1636422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $259.0 million based on the closing price of a share of common stock on June 30, 2025 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date.
As of March 5, 2026, the Registrant had 73,586,183 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from portions of the registrant's Form 10-K/A in lieu of the registrant’s definitive proxy statement for the Annual Meeting of the Stockholders to be held in 2026. Such Form 10-K/A is to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
_______________

HEALTH CATALYST, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2025
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
•the effects of the migration of DOS clients to Ignite, including clients reducing or eliminating their spend with us and client churn or down-selling in connection with the migration to Ignite or otherwise;
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
•expectations regarding our key financial and operating metrics, including any changes in how we calculate our metrics or the metrics we present; and
•expectations regarding the impact of any macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), the tight labor market, any natural disasters or new public health crises, and regional or global conflicts (including the conflicts in the Middle East), on our business and results of operations.
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
•Macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), the tight labor market, any natural disasters or new public health crises, and regional or global conflicts (including the conflicts in the Middle East) could harm our business, results of operations, and financial condition.
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
•Our increasing reliance on AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, and potential third-party claims, which could adversely affect our reputation, business, results of operations, and financial condition.
•Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.
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
•The market for our common stock has decreased in recent periods, may be volatile, and may further decline for many reasons, including reasons that are not related to our operating performance.

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

The Health Catalyst Flywheel
We accomplish our mission with each of our clients by following a process and strategy we call the Health Catalyst Flywheel (the Flywheel). This process includes delivering on the three components of our Solution: data and analytics platform, applications, and expertise, which together drive measurable improvements. At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is a high priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our clients to measurably improve. As clients realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential clients. Client renewal, expansion, and referral produce growing, scalable, and predictable financial performance.
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
We have generated over 2,000 documented, client-verified improvements across clinical, financial, and operational domains. Each of these documented improvements is highly valuable to our clients, enabling them to realize substantial clinical improvements, financial savings, or operational efficiencies. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and refer new business. This is evidenced by a continued increase in improvements achieved by our clients over time. Clients who have recently contracted with us have already started achieving measurable improvements, while longer-standing clients have seen the number of annual improvements meaningfully grow.
We serve the majority of our clients through a subscription-based contract model. As of December 31, 2025, we served 162 Platform Clients (formerly the most similar defined term was DOS Subscription Clients, which we also referred to as Platform Subscription Clients) and over 1,000 App Clients (formerly the most similar defined term was other clients). Platform Clients are defined as: (i) all Platform Clients as of December 31, 2024 under our historical definition (formerly referred to as DOS Subscription Clients, which we also referred to as Platform Subscription Clients), and (ii) as of January 1, 2025, any client that signs technology contracts with at least $100,000 of incremental total ARR and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. The majority of our clients who are not Platform Clients are technology clients resulting from our business acquisitions and typically operate under subscription contracts.

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
Integrated and comprehensive nature of our Solution creates measurable improvements. Through the delivery of our comprehensive and integrated Solution of data, analytics, and expertise, we enable measurable improvements for our clients. Our Solution has generated over 2,000 documented, client-verified improvements across clinical, financial, and operational domains.
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
Unique and differentiated culture focused on team member engagement. Our leadership team’s commitment to the team member is central to our long-term success. Our commitment to building and maintaining a culture where team members are highly engaged in our mission directly benefits not only team members, but also our clients and other stakeholders. The team member experience is a high priority of our CEO and other members of our leadership team. On a daily basis, our leadership focuses on the team member experience, by listening carefully to team member feedback and making changes based on this feedback, by erring in favor of the team member, and by working as an advocate for each team member. This focus enables team members to become highly engaged in fulfilling our mission to be the catalyst for massive, measurable, data-informed healthcare improvement.
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

Our Growth Strategies
Our growth strategies reflect our mission to be the catalyst for massive, measurable, data-informed healthcare improvement. Our focus on multiple channels, as well as our collaborative company culture, results in high levels of sustainable growth. Our strategic levers to drive growth include:
•Grow our overall client base. We have a substantial opportunity to continue growing our client base through our active sales and marketing strategy and significant word-of-mouth references. We currently estimate our total core addressable market to include more than 1,200 healthcare organizations, including health systems and risk-bearing entities, as well as other clients such as life science organizations, payers and, with respect to some of our cybersecurity solutions, healthcare technology companies. We believe there is ample room to win new business and deepen market penetration in our core market. Further, healthcare providers outside of the United States face similar challenges to those in the United States and can implement our Solution to address them. We have a presence in Singapore, the UK, and a small number of other countries. We plan to opportunistically pursue entry into and expansion within international markets.
•Expand within our current client base. We intend to deepen and expand the relationships we have with our existing client base. Our relationship with a new client oftentimes starts through the use of targeted applications and services to pinpoint and achieve a single measurable clinical, financial, or operational improvement. As we deliver measurable improvements, trust builds, and our clients engage with us more broadly and purchase additional applications and services. We strive to achieve revenue growth in part through strong client retention and client referrals. We updated our definition of Dollar-based Retention Rate in early 2025 and, under that updated Dollar-based Retention Rate, described in more detail in the section titled “Financial Measures and Key Business Metrics,” the rate was 93% and 102% for the years ended December 31, 2025 and 2024, respectively. We had a Dollar-based Retention Rate of 100% for each of the years ended December 31, 2024 and 2023, respectively, based on our legacy definition. We will continue to invest in helping clients identify additional uses for our Solution, so that they achieve measurable improvements throughout our relationship with them, including through our TEMS offering. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information regarding the definitions of Dollar-based Retention Rate and Platform Clients.
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
•Selectively pursue partnerships and maximize return on acquisitions. While we do not expect to acquire new entities in the near term, in the long-term we plan to continue evaluating and identifying opportunities where we can leverage our Ignite platform to scale and consolidate both data assets and best-of-breed applications. We believe that competing point solutions vendors will have difficulty growing their offerings into sustainable businesses, which we believe translates into a robust mergers and acquisitions pipeline for us. We have a track record of identifying and integrating new and complementary capabilities, including our acquisitions of Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, Intraprise, and Upfront. Moreover, we believe the companies we partner with and acquire choose us because of our collaborative, best-in-class culture which we view as a differentiating factor in sourcing acquisitions and partnerships. In the near-term our focus is on maximizing the return on our past acquisitions.

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

•Data security. Sensitive data discovery, security, and access control with activity monitoring.
•Support and Account Management.
◦24 x 7 tech support. Access tech support resources via ticketing system 24 hours a day.
◦Data management, source marts, and Expert Data Collections (EDCs) support. Receive routine maintenance for data issues.
◦Account management. Access a Program Manager to support onboarding activities, education, collaboration, resourcing, and improvement opportunities.
•Data Products.
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
•Self-Service Analytics.
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
•Patient acquisition and retention (Upfront). Upfront’s advanced patient engagement solutions are designed to motivate patients by curating hyper-personalized healthcare experiences, fostering trusted, long-term relationships, and maximizing service utilization to drive enterprise-wide impact.
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
Services and improvement expertise
We provide a range of high-value-add professional services to help our clients implement and maximize the value of our Solution. Our professional services experts combine industry-leading talent across multiple domain areas with a deep working knowledge of our technology to help our clients achieve a faster time-to-value and drive more meaningful and sustainable measurable improvements. Our expertise can be provided as a supplement to our clients’ existing teams or as an outsourced function for our clients. As of December 31, 2025, our team is comprised of over 950 analytics experts and domain experts, including several nationally-recognized healthcare and analytics leaders.
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
Our Clients
Our clients comprise academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, life science organizations, healthcare technology vendors, and other risk-bearing entities, among others. Today, we help executives, administrators, clinicians, and technicians in hundreds of hospitals and thousands of clinics. We work closely in collaboration with many key stakeholders including chief executive officers, chief financial officers, chief information officers, chief technology officers, population health teams, and IT teams among others. From our perspective, discussions regarding data and analytics strategy have oftentimes transitioned from a discussion with members of the IT department to an enterprise-wide, strategic discussion with the C-suite and other leadership members. No client represented more than 10% of our total revenue for the years ended December 31, 2025, 2024, and 2023.
Team Members and Culture
We currently employ more than 1,200 team members. We believe our Gallup team member engagement scores demonstrate that we have good relationships with our team members. None of our team members are subject to collective bargaining agreements or are represented by a union.
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

We engage compensation consultants to enable us to make data-informed decisions with respect to our compensation and benefit packages so we continue to attract and retain top talent. Moreover, we have received numerous awards and recognition for our culture and service to our clients. In total, we have been recognized 132 times as a “best place to work” by Glassdoor, Gallup, and Modern Healthcare, among others. Additionally, we have received multiple awards for client satisfaction and excellence from MedTech and KLAS, among others. For example, the 2025 MedTech Breakthrough Awards recognized us with top honors in two areas of excellence: patient experience and cybersecurity, while our Chargemaster Management product, a revenue analytics product addition through the Vitalware acquisition, has been ranked Best in KLAS in multiple years. We believe that these honors demonstrate the loyalty of our team members and our clients and that our culture is driving the behaviors that will help fuel our future growth.

Sales and Marketing
We market and sell our services to healthcare organizations primarily in the United States and we opportunistically market and sell in other countries and regions. Our dedicated sales team identifies healthcare organizations that would benefit from our Solution. Our sales team works closely with our subject matter experts to foster long-term relationships with our clients’ and sales prospects’ leadership teams. As part of our Health Catalyst Analytics Summit (HAS), we have showcased best practices for driving improvement using data and analytics in healthcare, industry trends, and Health Catalyst strategy. This event also features our Catalyst Awards, highlighting the best examples of healthcare improvement amount our clients.
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
Intellectual Property
We rely on a combination of patent, trademark, and copyright laws in the United States as well as confidentiality procedures and contractual provisions to protect our intellectual property and trade secrets, including proprietary technology, databases, and our brand. As of December 31, 2025, we had fifteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent, which expire between 2026 and 2046. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our business and cost-effective.
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

FDA premarket clearance and approval requirements - Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application (PMA). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (QMSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials.

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
•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
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
Manufacturers of medical device products marketed in the United States are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device file and complaint files. Device manufacturers are also subject to periodic scheduled or unscheduled inspections by the FDA. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a company has failed to comply with applicable regulatory requirements, including a determination that medical software products require prior FDA clearance or approval to be legally marketed in the United States, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions: warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; recalls, withdrawals, or administrative detentions or seizure of products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) clearances or PMA approvals that have already been granted; refusal to grant export or import approvals; or criminal prosecution.

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

Human Capital Management
At the center of the Flywheel is the engagement of our team members. Team member engagement is foundational to everything we do and is a high priority of our CEO and broader leadership team. When team members feel connected to our mission and are listened to, cared for, and respected at an extraordinary level, they produce outstanding work, which enables our clients to measurably improve. As clients realize improvements, their trust in Health Catalyst builds, their engagement in our shared work increases, and they choose to renew and expand their relationship with us, while also referring Health Catalyst to key decision-makers at other potential clients. Client renewal, expansion, and referral produce growing, scalable, and predictable financial performance.
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

As of December 31, 2025, we had more than 1,200 team members, the vast majority of whom are located in the United States and approximately 16% of whom are located in India. We have not experienced any work stoppages, and we believe our Gallup scores demonstrate that we have high quality team member relations and engagement.

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

Our investors and others should note that we announce material information to the public about our company, products and services, and other matters related to our company through a variety of means, including our website (https://www.healthcatalyst.com/), our investor relations website (https://ir.healthcatalyst.com/), press releases, SEC filings, public conference calls, and social media, including our and our CEO’s social media accounts (including our CEO’s and our account on LinkedIn (https://www.linkedin.com/in/ben-albert-0a763b1/ and https://www.linkedin.com/company/healthcatalyst/, respectively)), in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD.
We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time. The contents of any website or social media account referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file.

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
Further, in light of these advantages, even if our Solution is more effective than the product or service offerings of our competitors, current or potential clients might select competitive products and services in lieu of purchasing our Solution. We face competition from niche vendors, who offer stand-alone products and services, and from existing enterprise vendors, including those currently focused on software products, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our Solution, but offer ease of integration with existing systems and that leverage existing vendor relationships. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. Our patient engagement, population health, care coordination services and other parts of our Solution face competition from a wide variety of market participants. For example, certain health systems have developed their own population health and care coordination systems. If we fail to distinguish our offerings from the other options available to healthcare providers, the demand for and market share of those offerings may decrease.

Changes in the healthcare industry have and could further affect the demand for our Solution, cause our existing contracts to be terminated, and/or negatively impact the process of negotiating future contracts.

As the healthcare industry evolves, changes in our client and vendor bases may reduce the demand for our Solution, result in the termination of existing contracts or certain services provided under existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the increasing market share of EHR companies in data analytic services, patient engagement and other parts of our Solution at healthcare providers may cause our existing clients to terminate contracts with us in order to engage EHR companies to provide these services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenue may decrease.

General reductions in expenditures by healthcare organizations, or reductions in such expenditures within market segments that we serve, have and could have further similar impacts with regard to our Solution. Such reductions have and may further result from, among other things, reduced governmental funding for healthcare, cuts to government research funding, a decrease in the number of, or the market exclusivity available to, new drugs coming to market; or adverse changes in business or economic conditions affecting healthcare payors or providers, the pharmaceutical industry, or other healthcare companies that purchase our services (e.g., changes in the design of health plans). In addition, changes in government regulation of the healthcare industry could potentially negatively impact our existing and future contracts. Any of these changes could reduce the purchase of our Solution by such clients, reducing our revenue and possibly requiring us to materially revise our offerings. In addition, our clients’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our Solution.

Macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, or market volatility and measures taken in response thereto), the tight labor market, any natural disasters or new public health crises, and regional or global conflicts (including the conflicts in the Middle East) could harm our business, results of operations, and financial condition.

Recent macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, regional or global conflicts (including the conflicts in the Middle East), or market volatility and measures taken in response thereto), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. Further, the sales cycle for a new platform client, which we historically have estimated to be approximately one year, could lengthen, as we experienced in 2022 and 2023, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. Our point solution applications generally have a shorter sales cycle, and while we have limited operating history selling Health Catalyst Ignite, we believe its sales cycle generally may be shorter than DOS.

We cannot predict with any certainty whether and to what degree the disruption caused by any natural disasters, new public health crises, regional or global conflicts (including the conflicts in the Middle East), the high inflationary environment, rising interest rates, tariffs (including uncertainty related to the implementation and enforceability thereof), cuts in Medicaid and research funding, market volatility and measures taken in response thereto, and reactions to any of the foregoing will continue and expect to face difficulty accurately predicting our internal financial forecasts. Further, it is not possible for us to predict the duration or magnitude of the adverse results of natural disasters, public health crises, regional or global conflicts (including the conflicts in the Middle East), and macroeconomic challenges (including the high inflationary and/or high interest rate environments, tariffs (including uncertainty related to the implementation and enforceability thereof) and cuts in Medicaid and research funding), and their effects on our business, results of operations, or financial condition at this time. Further, market volatility could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Additionally, we are continuing to monitor the implications of any policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape. These uncertainties in our end market could cause potential delays in client decisions.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans, as well as cost reduction and restructuring initiatives.

Our growth initiatives, strategies, and operating plans designed to enhance our business, as well as some cost reduction and restructuring initiatives are currently under an ongoing internal strategic and operational review in connection with our CEO transition and we are continually executing on our overall growth initiatives, strategies, operating plans, and cost reductions and restructuring initiatives. We may not be able to successfully complete these growth initiatives, strategies, operating plans, and cost reductions and restructuring initiatives, and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. For example, the migration of existing clients using our DOS Solution to Health Catalyst Ignite involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction, lower revenue, and non-renewals. Moreover, largely as a result of recent funding cuts and the macroeconomic environment impacting our end market, DOS clients that have or are planning to migrate to our Ignite platform have elected to retain the inherent savings, resulting in smaller bookings. Further, costs associated with the transition to Health Catalyst Ignite have resulted and may further continue to result in higher cost of technology revenue, which may not decrease over time.

Further, our overall migration of DOS clients to Health Catalyst Ignite has and may further evolve as we plan to provide clients with increased flexibility. A variety of factors could cause us not to realize some or all of the expected benefits of our growth initiatives, strategies, operating plans or cost reduction and restructuring initiatives. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business.

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

Any other or future restructuring or cost optimizing efforts may disrupt our operations and performance and could lead to dissatisfaction or a reduction in morale among our workforce, attrition, or otherwise harm our relationship with our team members. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.

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

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance.

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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of high inflationary and/or high interest rate environments, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, the tight labor market, any natural disasters or public health emergencies, and regional or global conflicts (including the conflicts in the Middle East) upon our clients.

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

We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations. In addition, our clients may negotiate terms less advantageous to us upon renewal, as we have seen during many of our DOS platform clients migrating to our Ignite platform, which would reduce our revenue from these clients. We may also experience churn or down-selling related to the migration of our DOS platform clients to our Ignite platform. Our future results of operations also depend, in part, on our ability to upgrade and enhance our Solution. If our clients fail to renew their contracts, renew their contracts upon less favorable terms, or at lower fee levels or fail to purchase new technology and services from us, our revenue may decline or our future revenue growth may be constrained.

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
•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, natural disasters, public health crises, and regional or global conflicts (including the conflicts in the Middle East) on our clients, partners, and business;
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

Moreover, the regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.Already, certain existing legal regimes, such as various U.S. governmental and regulatory agencies relating to data privacy, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies.

In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In October 2023, President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which emphasized AI safety and security and addressed topics such as civil rights, privacy, consumer protection, and accountable federal use of AI. In January and July 2025, President Trump issued three executive orders on AI, one of which repealed President Biden’s 2023 Executive Order, shifting the focus towards removing regulatory barriers to the adoption of AI Technologies and accelerating AI deployment.

In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Legislation related to AI Technologies has also been introduced at the state level. For example, the California Privacy Protection Agency has finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) regarding the use of automated decision-making. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop and use AI Technologies in the future.

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

Historically, we have relied on a limited number of clients for a significant portion of our total revenue and accounts receivable. Our three largest clients during 2025 comprised 5.7%, 4.4%, and 3.5% of our revenue, or 13.6% in the aggregate. Our three largest clients during 2024 comprised 5.5%, 4.4%, and 3.9% of our revenue, or 13.8% in the aggregate. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients in respect of our Solution and the terms of our client agreements, including our fees. As our clients’ businesses respond to market dynamics and financial pressures, and as our clients make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our clients will, from time to time, seek to restructure their agreements with us.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns or fair value estimates deteriorate, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations, such as the goodwill impairment charges of $105.4 million expensed during the year ended December 31, 2025, which were primarily due to overall declines in our stock price and market capitalization. Further declines in our stock price and market capitalization could result in further impairment charges, which could adversely affect our results of operations.

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

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, including the retirement by Dan Burton from his position as our CEO on February 12, 2026, which could disrupt our business. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. We have not entered into term-based employment agreements with our executive officers. All of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, that a replacement could be hired on terms that are favorable to us, or that the transition between the departing individual and their replacement will be smooth or will not otherwise disrupt our business. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart. If we are not able to retain any of our key management personnel, our business could be harmed.

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

We have experienced periods of significant growth during our operating history. At times, our growth has moderated and contracted, including in recent periods. Future revenue may not grow at the same rates experienced during times of significant growth - which has been the case in recent periods - or may decline. Further, revenue opportunities that include portions of our Solution with less operating history could cause our growth to become less predictable and/or choppier relative to prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to prevent churn of existing clients, and to develop new solutions, as well as our ability to acquire other companies, as we have done from time to time in the past. Our future growth may also be driven by expansion into adjacent markets and/or international expansion. We can provide no assurances that we will be successful in executing on these growth strategies or that we will continue to grow our revenue or to generate net income. Our historical results may not be indicative of future performance. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our Solution relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our Solution than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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
Our Solution involves the storage and transmission of our clients’ proprietary information, including personal or identifying information regarding patients and their protected health information (PHI). We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. We own and manage some of these information technology systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. Despite the implementation of security measures, our information technology systems and those of our clients, contractors, consultants, and collaborators are vulnerable to attack, damage and interruption from cyberattacks, “phishing” attacks, computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, “bugs” sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise.

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including AI – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability such as government or state Attorney General investigations.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could adversely affect our ability to attract new clients, cause existing clients to elect to not renew their subscriptions, result in reputational damage, or subject us to lawsuits (including class actions), regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our results of operations. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

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

Our success and ability to compete depend in part upon our intellectual property. As of December 31, 2025, we had filed applications for a number of patents, and we have fifteen issued U.S. patents, four issued Canadian patents, one issued Great Britain patent, and one issued European patent. We also had thirty-nine registered trademarks in the United States, European Union, Singapore, United Arab Emirates, and United Kingdom. We also rely on copyright and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, clients, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties.

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

•State data protection laws. Certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been enacted in other states, reflecting a trend toward more stringent privacy legislation in the United States. If we fail to comply with any of these privacy laws that apply to us, and are subject to the aforementioned penalties, our business and financial results could be adversely affected.

•GDPR and foreign data privacy protection laws. In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks governing the collection, use and disclosure of personal information obtained from their residents. For example, in Europe, the GDPR went into effect on May 25, 2018. The GDPR imposes data protection requirements for processing the personal data of individuals within the European Economic Area (EEA) or in the context of an establishment in the EEA, including requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant group, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remain uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
In July 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care. We anticipate that new cost containment measures or other healthcare reforms will continue to be implemented at both the federal and state level, any of which could harm our business, financial condition, and results of operations.

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
As of December 31, 2025, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $787.8 million and $647.7 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.
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

Outstanding principal amounts under our Term Loan Facility are expected to accrue interest at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate plus 5.5% per year. Accordingly, whenever we have amounts outstanding under our Term Loan Facility, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instruments, including those designed to hedge out exposure to interest rate fluctuation risk.

Risks Related to an Investment in Our Securities

We have experienced significant net losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in the past, including net losses of $178.0 million and $69.5 million in the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $1,364.6 million as of December 31, 2025. Our costs could increase over time as we continue to invest to grow our business and build relationships with clients, develop our Solution, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as macroeconomic challenges, including the high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. To date, we have financed our operations principally from the proceeds we received through private sales of equity securities, payments received from sales of our Solution, borrowings under our loan and security agreements, our IPO in July 2019, the Note Offering in April 2020, and an underwritten public offering of 4,882,075 shares (inclusive of the underwriters’ over-allotment option to purchase 636,792 shares) of our common stock at $53.00 per share in August 2021, from which we received net proceeds of $245.2 million, after deducting the underwriting discounts and commissions and other offering costs (the Secondary Public Equity Offering).

We have a relatively limited operating history in an evolving industry which makes it difficult to evaluate our current business future prospects and increases the risk of your investment.

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

The market price of our common stock has decreased in recent periods, may be volatile, and may further decline for many reasons, including reasons that are not related to our operating performance, and you may lose all or part of your investments.

The market price of our common stock has decreased in recent periods, may be volatile, may further decline or fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology and healthcare companies;
•actual or anticipated fluctuations in our total revenue, Adjusted EBITDA or other operating metrics;
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
•confidence in and recruitment or departure of key personnel and directors; and
•other events or factors, including those resulting from macroeconomic challenges (including high inflationary and/or high interest rate environment, tariffs and cuts in Medicaid and research funding), war, regional or global conflicts (including the conflicts in the Middle East), bank or financial institution failures, incidents of terrorism, public health crises, political changes, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ and healthcare companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility and periods of stock price decline. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business. Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our total revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide.
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

On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during 2024 and we had $24.8 million available to purchase under the Share Repurchase Plan as of December 31, 2025. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.

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
Our cybersecurity program incorporates industry-standard frameworks (including third-party certification), policies, and practices designed to protect the privacy and security of our sensitive information. Our third-party certifications for certain Solutions include a HITRUST Common Security Framework certification (which includes standards from frameworks such as HIPAA, ISO, EU, GDPR, NIST, and PCI to provide risk-based certification for companies in the healthcare supply chain) and a Statement on Standards for Attestation Engagements 18 (SSAE 18) System and Organization Control (SOC) 2 report that evaluates our security program, and a HIPAA security risk assessment. Additionally, for certain offerings we maintain ISO 27001 and 9001 certifications.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall risk management process. Cybersecurity related risks are included in the risk universe that the enterprise risk management function evaluates to assess top risks to the enterprise on an annual basis. To the extent the enterprise risk management process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The enterprise risk management’s annual risk assessment is presented to the board of directors.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across our risk management program to other legal, compliance, strategic, operational, and financial risk areas. Key elements of our cybersecurity risk management program include but are not limited to the following:
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
Cybersecurity Governance
Our board of directors (Board) oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our cybersecurity program is led by our Chief Information Security Officer (CISO) and includes a team of cybersecurity and security compliance professionals. The cybersecurity program is further strengthened through support of our General Counsel and Chief Compliance and Data Privacy Officer. Our legal and cybersecurity teams work closely together to support and bolster our cybersecurity program. Our cybersecurity team reports to our Audit Committee quarterly on information security and cybersecurity matters, or where it deems appropriate, including with respect to any cybersecurity incidents it considers to be significant or potentially significant. Our Audit Committee has oversight responsibility for our data security practices, including oversight of management’s implementation of our cybersecurity risk management program, and we believe the Audit Committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity, as appropriate. The full Board also receives briefings from management on our cyber risk management program. From time to time, Board members receive presentations on cybersecurity topics from our CISO, internal cybersecurity team or external experts as part of the Board’s continuing education on topics that impact public companies.
The company’s current CISO has more than two decades of IT leadership experience and holds several relevant IT and healthcare specific certifications including CISSP, CISM, CICISO, CRISC, CISA, CCSK and CCSP, and has a Bachelor of Applied Arts in Computer Information Systems and a Master of Science in Medical Informatics. Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Information Security team’s experience includes more than 75 years of combined IT experience, 35 of which are focused specifically on Information Security. The broader Information Security team’s accredited industry certifications include Certified Information Systems Security Professional (CISSP), Certified Chief Information Security Officer,Certified Information Security Manager (CISM), Certified in Risk and Information Systems Control (CRISC), Certified Information Systems Auditor (CISA), Certificate of Cloud Security Knowledge (CCSK), Certified Cloud Security Professional (CCSP), and Blue Team Level II, Certified CyberDefender, GIAC Certified Incident Handler, GIAC Certified Forensic Analyst, GIAC Web Application Penetration Tester, CompTIA CySA+, Comptia PenTest+, Comptia Secuirty+, Certified Ethical Hacker.
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
Item 2. Properties
Our principal executive offices are located in South Jordan, Utah where we lease facilities totaling approximately 128,037 square feet under a lease agreement that expires on December 31, 2031, of which 88,164 square feet is currently subleased. We use this facility for administration, sales and marketing, technology and development, and professional services. We also lease offices elsewhere for sales, research and development, professional services, and other personnel, including offices in Minneapolis, Minnesota and Hyderabad, India.
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
For information regarding a recent legal proceeding that was dismissed with prejudice on June 20, 2023, refer to Note 16— “Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
Holders of record
As of December 31, 2025, there were 167 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend policy
We do not intend to pay cash dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our Form 10-K/A in lieu of our proxy statement for the 2026 Annual Meeting of Stockholders. The Form 10-K/A will be filed with the SEC within 120 days of the year ended December 31, 2025.

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
The graph set forth below compares, for the five-year period ended December 31, 2025, the total cumulative stockholder return on the Company’s common stock, with the total cumulative return of the NASDAQ Healthcare Index, and the S&P 500 Index. Measurement points include the last trading day of each of the Company’s fiscal years ended December 31, 2020, 2021, 2022, 2023, 2024, and 2025, as well as the last trading day of the second quarter during each of the last five years. Total cumulative stockholder return assumes $100 invested at the beginning of the period and data for the S&P 500 and Nasdaq Healthcare indices assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	12/31/2020(1)	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Dec 31, 2025
Health Catalyst, Inc.	$100	$91	$24	$21	$16	$5
S&P 500	$100	$127	$102	$127	$157	$182
Nasdaq Healthcare	$100	$96	$77	$82	$81	$99
__________________
(1)Base period
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prior year Form 10-K filed on February 26, 2025.
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
Health Catalyst was founded in 2008 by healthcare analytics industry pioneers. Our founders and team developed the initial version of our Solution, consisting of an early version of our data platform, select analytics accelerators, and professional services expertise. From the beginning, our Solution has been focused on enabling our mission: to be the catalyst for massive, measurable, data-informed healthcare improvement. As of December 31, 2025, we employ more than 1,200 team members.
Highlights from the years ended December 31, 2025, 2024, and 2023 include:
•For the years ended December 31, 2025, 2024, and 2023, our total revenue was $311.1 million, $306.6 million, and $295.9 million, respectively. The growth in revenue was primarily due to revenue from new clients, including acquired relationships.
•For the years ended December 31, 2025, 2024, and 2023, we incurred net losses of $178.0 million, $69.5 million, and $118.1 million, respectively. The increased net loss in 2025 compared to 2024 is largely driven by $105.4 million of goodwill impairment, which is primarily due to overall declines in our stock price and market capitalization.
•For the years ended December 31, 2025, 2024, and 2023, our Adjusted EBITDA was $41.4 million, $26.1 million, and $11.0 million, respectively. See the section titled “Financial Measures and Key Business Metrics—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.

Macroeconomic Environment and Strategic Operating Plan
Recent macroeconomic challenges (including high levels of inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, and regional or global conflicts (including the conflicts in the Middle East)) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain. The extent and duration of the impacts from these factors is uncertain, and we expect that continued impacts will continue to have a negative effect upon our clients, business and results of operations, and financial condition.
The health system end market, in particular, has experienced meaningful financial strain over the last few years. We were encouraged that, in general, the operating margins of our health system end market improved in 2024 and 2025 relative to 2022 and 2023. However, the implications of many policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape have had and continue to have a negative impact on our business.
On July 4, 2025, President Trump signed the OBBBA into law, which is projected to reduce federal Medicaid spending by nearly $1 trillion over 10 years and will create additional financial strain for many of our clients and prospective clients. As a result, certain sales cycles have elongated and some opportunities, such as opportunities in Life Sciences, have pushed, which negatively impacted our 2025 bookings achievement and our expectations for revenue in 2026.
We continue to anticipate that a higher proportion of our gross bookings will come from our existing client base as compared to historical levels, inclusive of upsells to both our Platform Client base, as well as upsells to our over 1,000 App Clients. This expectation is driven by our belief that many existing clients that have already realized a strong financial return on investment (ROI), and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. We have collected data internally that shows we are more than twice as effective at selling into organizations where we have an existing relationship compared to those where there is no prior relationship, which gives us additional confidence in our ability to drive cross-selling within our broad client base.
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
We have been notified of approximately $12.5 million in DOS-related ARR down-sell and churn that will negatively impact our 2026 and 2027 technology revenue. In addition, we currently estimate up to approximately $52 million in DOS-related ARR that may be subject to negotiation in 2026 and 2027 as part of the DOS to Ignite migration; of which, up to approximately $35 million is estimated to be data platform infrastructure ARR. Data platform infrastructure, or the data warehouse and related infrastructure, is where we are seeing the highest degree of pressure. While we expect further churn of this ARR beyond the $12.5 million, we are putting plans in place that are designed to retain a portion of the estimated $52 million of DOS-related ARR. After 2027, we expect to generally be through the data platform infrastructure migration headwind. We have maintained strong application relationships with our clients, even when data platform infrastructure down-selling occurs, and we expect this success to continue.
We are responding to the challenging macroeconomic environment with a strategic operating plan that proactively tailors our solutions to align with and support the urgent needs for cost efficiency, clinical improvement, and consumer experience. We are helping clients achieve tangible savings and enhanced operational efficiency, positioning our organization as a valuable partner during this critical period. We believe this focus will enable us to move forward in a position of continued competitive and financial strength.

We will continue to manage the business with a focus on operating efficiency, while balancing targeted investments to support disciplined growth and retention initiatives that we expect will benefit future results. We have invested in migration personnel and contractors and have added investments in India as we continue to scale our development team. While these investments may create near-term pressure on our Adjusted EBITDA, we believe they position the business for improved consistency and stronger financial performance in the second half of 2026 and beyond.
Our priorities going forward will include strengthening and simplifying our commercial engine to drive technology ARR bookings, improving retention through more predictable migrations and clearer client value realization, and increasing efficiency and reducing time to value by eliminating operational complexity and scaling work through automation and global resources. We also plan to better leverage our intellectual property, combining our data foundation with the expertise, content, and AI-enabled solutions that allow us to solve healthcare's most pressing problems.
We will continue to refine this strategic operating plan and are continuing to make investments in research and development, including the continued enhancement of the capabilities within Health Catalyst Ignite, in order to maintain our position as a provider of a market-leading data platform and applications over the long term.
Our Business Model
We offer our Solution to a variety of healthcare organizations, primarily in the United States, including academic medical centers, integrated delivery networks, community hospitals, large physician practices, ACOs, health information exchanges, health insurers, and other risk-bearing entities among others. We categorize our client count into two primary categories: Platform Clients and App Clients. As discussed further in “Key Business Metrics and Non-GAAP Financial Measures” below, as of January 1, 2025, we shifted from what we formerly called DOS Subscription Clients to Platform Clients, and what we formerly referred to as other clients to App Clients, which include all other clients that are not Platform Clients. Platform Clients are defined as: (i) all Platform Clients as of December 31, 2024 under our historical definition (formerly referred to as DOS Subscription Clients, which we also referred to as Platform Subscription Clients), and (ii) as of January 1, 2025, any technology client that signs contracts with at least $100,000 of incremental total ARR and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. See “Key Business Metrics and Non-GAAP Financial Measures” below for more information about our Platform Clients. App Clients generally include technology clients and other clients from historical acquisitions and typically operate under subscription contracts. As of December 31, 2025, 2024, and 2023, we had 162, 130, and 109 Platform Clients, respectively. As of December 31, 2025, we served over 1,000 App Clients compared to over 900 other clients as of December 31, 2024. The increase in other clients from December 31, 2024 to App Clients as of December 31, 2025 was primarily due to the 2025 Upfront acquisition.
We derive substantially all of our revenue through subscriptions for use of our technology and professional services on a recurring basis. In 2025, greater than 90% of our total revenue was recurring in nature. Clients pay for our technology primarily on a subscription basis for our entire technology suite or for pieces of our technology (e.g., Platform-only or modular portions of the Platform). We generally provide access to our technology and deliver professional services to clients on a recurring basis, with our technology invoiced upfront annually or quarterly and our professional services invoiced monthly. As we increase the use cases we address at a given client, we have the opportunity to upsell incremental technology and services. We have demonstrated an ability to upsell technology and services to our client base over time. We updated our definition of Dollar-based Retention Rate in early 2025, and, under an updated Dollar-based Retention Rate described in more detail in the section titled "Financial Measures and Key Business Metrics," the rate was 93% and 102% for the years ended December 31, 2025 and 2024, respectively. Based on our legacy definition, we saw a Dollar-based Retention Rate of 100% for each of the years ended December 31, 2024 and 2023, respectively.
The primary costs incurred to deliver our technology are hosting fees and headcount-related costs associated with our cloud services and support teams. Hosting fees are related to providing our technology through a cloud-based environment hosted primarily by Microsoft Azure. We have experienced and expect to continue to experience operational inefficiencies associated with managing multiple hosting providers, resulting in a headwind against Adjusted Technology Gross Margin. Additionally, we are in the process of migrating our DOS clients base to Health Catalyst Ignite. We expect that these investments in our Platform will provide additional capabilities for our clients as well as improve our ability to drive cost efficiencies in our hosting and support costs per client over time. However, in the near-to-medium-term, we will incur some migration costs associated with deploying the updated architecture across our DOS clients, resulting in a headwind for our Technology Gross Margin. The primary costs incurred to deliver our professional services are the salaries, benefits, and other headcount-related costs of our team members.

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

Additionally, with our increased focus on driving expansion within our existing client base, we believe that our sales and marketing infrastructure is positioned well to generate meaningful leverage and growth within our services offerings without the need for the same level of incremental investment as in prior years. This operating leverage primarily stems from the fact that we already have an existing relationship with the client, inclusive of having invested in client success initiatives since the beginning of our contractual relationship. Over the past few years, we have invested in growth infrastructure and our sales operations and marketing teams are built to help us scale over the long term.

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
Financial Measures and Key Business Metrics
We regularly review a number of metrics, including the following key financial measures, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Year Ended December 31, 2025
	2025	2024	2023
GAAP Financial Measures:	(in thousands, except percentages)
Total revenue	$311,136	$306,584	$295,938
Gross profit	$120,356	$114,503	$104,002
Gross margin	39%	37%	35%
Net loss	$(177,974)	$(69,502)	$(118,147)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$159,107	$149,533	$144,060
Adjusted Gross Margin	51%	49%	49%
Adjusted EBITDA	$41,408	$26,105	$11,021
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

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) litigation costs, (vii) restructuring costs, (viii) impairment of goodwill and intangible assets, and (ix) non-recurring lease-related charges, as applicable. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period.
We believe that excluding restructuring costs, litigation costs, impairment of goodwill and intangible assets, and non-recurring lease-related charges, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See “Reconciliation of Non-GAAP Financial Measures” below for information regarding the limitations of using our Adjusted EBITDA as a financial measure and for a reconciliation of our net loss to Adjusted EBITDA, the most directly comparable financial measure calculated in accordance with GAAP.
Other Key Metrics
We also regularly monitor and review the number of Platform Clients and Dollar-based Retention Rate as shown in the following tables. We anticipate sunsetting our reporting of these metrics for 2026 and future years, and we anticipate providing new 2026 growth metrics in lieu of these former metrics in the future.
Platform Clients

	As of December 31,
	2025	2024	2023
Platform Clients(1)	162	130	109
__________________
(1) Beginning in January 1, 2025, we have updated the name and definition of this key metric to Platform Clients from DOS Subscription Clients to better reflect the deep, long-standing, multi-faceted relationships we strive to build with the entities we serve.
Since 2016, our primary contracting model is a subscription-based contract for our platform, analytics applications, and professional services. Given how fundamental our platform is to our Solution and because the vast majority of our total revenue is derived from Platform Clients, we believe our Platform Client count is a strong indicator of our market penetration and the growth of our business. Beginning January 1, 2025, we updated the name and definition of this key metric to Platform Clients. In the past, we referred to this metric as DOS Subscription Clients and Platform Subscription Clients.
Platform Clients have historically been defined as clients who directly or indirectly access our platform via a technology subscription contract. Direct access to our platform has included access to our DOS platform, Ignite platform, or Ninja Universe. Indirect access to our platform has included platform module components such as Ignite connectors, Healthcare.AI, Pop Analyzer, IDEA, and other platform components. Given the modularity of our Ignite platform, we anticipate Ignite infrastructure will be included in all of our technology Solutions in the near future and many of our Solutions already include Ignite components. Accordingly, as of January 1, 2025, we defined Platform Clients as: (i) all Platform Clients as of December 31, 2024 under our historical definition (i.e., these clients will be included in our Platform Client count going forward until they cease to have an active subscription as of the end of the period), and (ii) as of January 1, 2025, any technology client that signs contracts with at least $100,000 of incremental total ARR and non-recurring revenue in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and non-recurring revenue exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. Once a client is designated as a Platform Client, it will continue to be a Platform Client unless it is no longer a client with an active subscription as of the end of the period. There are some clients that became Platform Clients before 2025 with total ARR and non-recurring revenue of less than $100,000.

Given the variety of ways to access our platform and the mix of specific technology Solutions included in a subscription contract, average total ARR and non-recurring revenue for net new Platform Clients can greatly vary, particularly with our recently updated definition of this metric. In a given calendar year, our net new Platform Clients have included clients with (i) total ARR and non-recurring revenue in the expected average range for such year or significantly above the expected average range, driven by the size of the client organization and the bundle of technology and services included in their subscription, and (ii) total ARR and non-recurring revenue meaningfully below the low-end of the expected range for such year, driven primarily by sales of applications bundled with platform module components or with lower starting price points. We expect this trend will continue. For example, in 2024, the highest incremental total ARR and non-recurring revenue from a net new Platform Client was approximately $2 million and some Platform Clients were below our new threshold of $100,000 total ARR and non-recurring revenue. As previously shared, we sometimes pursue lower total ARR and non-recurring revenue contracts as a pilot and/or with the strategy that we can later expand our relationship with these Platform Clients, including through cross-selling efforts.
For 2025, we shared an expected aggregated average total ARR and non-recurring revenue for all net new Platform Clients (2025 Platform Clients) to range between $300,000 and $700,000. Our actual aggregated average total ARR and non-recurring revenue from 2025 Platform Clients was near the midpoint of the expected range. Our total 2025 Platform Clients was 32, which is higher than recent years. We believe the higher number of net new Platform Clients was driven by an improved end market, an improved and more modular platform product in Ignite and its platform components, which can be sold on a standalone basis or easily bundled with applications, and a lower average starting price point, which removes barriers to entry for many health systems.
Dollar-based Retention Rate - New Definition

	Year Ended December 31,
	2025	2024
Dollar-based Retention Rate (Tech + TEMS)	93%	102%

We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the technology and Tech-Enabled Managed Services (TEMS) ARR from our Platform Clients as of the date 12 months prior to such period end (prior period ARR ). This calculation excludes professional services ARR and non-recurring revenue. We then calculate the sum of the ARR from these same clients as of the current period end (Current period ARR). Current period ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes ARR from new Platform Clients added in the current period who were not clients at the beginning of such period. This Current period ARR may include acquired ARR from clients (i.e., through acquisition of a company) that overlap with the Platform Clients in a given calendar year. We then divide the Current period ARR by the prior period ARR to arrive at our Dollar-Based Retention Rate for Technology and TEMS. We calculate applicable ARR for each Platform Client as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model is to contract for our Platform, analytics applications, and TEMS, our Dollar-Based Retention Rate calculated above only includes our Platform Clients. App Clients that do not meet the definition of a Platform Client, which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, Intraprise, and Upfront clients, are not included in the Dollar-Based Retention Rate metrics. As it relates to TEMS, we define this cohort of clients as Platform Clients who subscribe to a Tech-Enabled Managed Services contract with the exception of our pilot ambulatory TEMS offering related to specific ambulatory services agreements, which we sunset in 2025 and which is excluded from Dollar-Based Retention Rate calculations in prior, current and future periods. This cohort of technology and TEMS ARR from our Platform Clients represented the majority of our ARR as of December 31, 2025 and 2024.
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
Dollar-based Retention Rate - Legacy Definition

	Year Ended December 31,
	2024	2023
Dollar-based Retention Rate (legacy)	100%	100%

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
The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$208,277	$102,859	$311,136
Cost of revenue, excluding depreciation and amortization	(69,741)	(89,720)	(159,461)
Amortization of intangible assets, cost of revenue	(18,588)	—	(18,588)
Depreciation of property and equipment, cost of revenue	(12,731)	—	(12,731)
Gross profit	107,217	13,139	120,356
Gross margin	51%	13%	39%
Add:
Amortization of intangible assets, cost of revenue	18,588	—	18,588
Depreciation of property and equipment, cost of revenue	12,731	—	12,731
Stock-based compensation	822	3,653	4,475
Acquisition-related costs, net(1)	120	208	328
Restructuring costs(2)	837	1,792	2,629
Adjusted Gross Profit	$140,315	$18,792	$159,107
Adjusted Gross Margin	67%	18%	51%
__________________
(1) Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, ARMUS, and KPI Ninja acquisitions. For additional details refer to Notes 1, 2, and 7 in our consolidated financial statements.
(2) Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details refer to Note 11 in our consolidated financial statements.

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
(2) Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details refer to Note 11 in our consolidated financial statements.

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
__________________
(1) Acquisition-related costs, net include deferred retention expenses attributable to the ARMUS, KPI Ninja, and Twistle acquisitions. For additional details refer to Notes 1, 2, and 7 in our consolidated financial statements.
(2) Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details refer to Note 11 in our consolidated financial statements.
Technology gross margin decreased from 52% for the year ended December 31, 2024 to 51% for the year ended December 31, 2025. Adjusted Technology Gross Margin increased from 66% for the year ended December 31, 2024 to 67% for the year ended December 31, 2025. This technology gross margin and Adjusted Technology Gross Margin year-over-year changes were mainly driven by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs, new or acquired revenue from higher margin application deals, and savings from our recent reductions in force, partially offset by costs associated with migrating a subset of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition.

The technology gross margin year-over-year change was also negatively impacted by increased intangible amortization from recent acquisitions and increased depreciation of capitalized internal use software costs.
We expect technology gross margin and Adjusted Technology Gross Margin to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, which typically begins six months or more following contract signing.
Professional services gross margin increased from 12% for the year ended December 31, 2024 to 13% for the year ended December 31, 2025. Adjusted Professional Services Gross Margin remained constant at 18% for the years ended December 31, 2024 and 2025. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The delivery mix among all of our services in a given period can lead to fluctuations in our professional services gross margin and Adjusted Professional Services Gross Margin.
Total gross margin increased from 37% for the year ended December 31, 2024, to 39% for the year ended December 31, 2025. Total Adjusted Gross Margin increased from 49% for the year ended December 31, 2024 to 51% for the year ended December 31, 2025. We expect total gross margin and total Adjusted Gross Margin to fluctuate in the near term, but improve over the long term, primarily due to a mix shift to a greater proportion of technology revenue as well as anticipated improvement in technology and professional services gross margins over the long-term.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (vi) litigation costs, (vii) restructuring costs, (viii) impairment of goodwill and intangible assets, and (ix) non-recurring lease-related charges, as applicable. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding litigation costs, restructuring costs, impairment of goodwill and intangible assets, and non-recurring lease-related charges, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We generally expect annual Adjusted EBITDA to continue to improve going forward, although the near-term growth will likely be slower compared to the growth rates experienced in the last few years and our Adjusted EBITDA may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs.

The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net loss	$(177,974)	$(69,502)	$(118,147)
Add:
Interest and other expense (income), net	16,404	(637)	(9,106)
Income tax provision	716	333	356
Depreciation and amortization	50,500	41,431	42,223
Stock-based compensation	27,012	40,128	55,756
Acquisition-related costs, net(1)	(2,086)	10,064	5,757
Litigation costs(2)	—	—	21,279
Restructuring costs(3)	9,713	2,088	8,822
Impairment of goodwill and intangible assets(4)	110,223	—	—
Non-recurring lease-related charges(5)	6,900	2,200	4,081
Adjusted EBITDA	$41,408	$26,105	$11,021
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
(3)Restructuring costs include severance and other team member costs from workforce reductions and restructuring, impairment of discontinued capitalized software projects, and other miscellaneous charges. For additional details, refer to Note 11 in our consolidated financial statements.
(4)Impairment of goodwill and intangible assets was recognized as a result of impairment indicators and quantitative tests indicating the fair values of the Technology and the Professional Services reporting units were below their respective carrying values as of June 30, 2025 and December 31, 2025. For additional details, refer to Note 4 in our consolidated financial statements.
(5)Non-recurring lease-related charges include lease-related impairment charges for the subleased portion of our office space. For additional details refer to Note 9 in our consolidated financial statements.
Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, regional or global conflicts (including the conflicts in the Middle East), the tight labor market or the market volatility and measures taken in response thereto. Recent macroeconomic challenges (including the high levels of inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, regional or global conflicts (including conflicts in the Middle East), or market volatility and measures taken in response thereto) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. These challenges have also disrupted the normal operations of many businesses, including ours. Our health system end market recently experienced meaningful financial strain from significant inflation. In particular, the health system end market experienced increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are also continuing to monitor the implications of any policy developments around Medicaid and research funding reductions, including the OBBBA, which has and could continue to negatively impact our end market, as well as implications of the evolving tariff landscape. These uncertainties in our end market have caused and could cause further potential delays in client decisions, which has and could continue to negatively affect our business and results of operations.
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
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. In 2025, our technology revenue and professional services revenue represented 67% and 33% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our DOS clients to Ignite. These migrations have and will continue to result in higher cost of technology revenue, which will negatively impact Adjusted Technology Gross Margin. Over time we anticipate that the migration to Ignite will benefit Adjusted Technology Gross Margin. We experienced Dollar-Based Retention Rate pressure in 2025 due to the ongoing migration efforts, and we expect to face similar pressure through 2026. An Ignite migration can take a variety of forms, including a client's migration from our DOS platform to the Ignite platform, the incorporation of Ignite componentry into a specific Solution that is deployed to all clients using that Solution, or our deeming a Solution using our latest technology to be part of Ignite (our latest technology) because we do not plan to devote additional professional service or R&D resources to adding Ignite componentry to the Solution. Some client migrations require us to devote resources (including R&D and/or professional services) to enable the migration. For example, long-standing clients' migration from the DOS platform to the Ignite platform is generally more resource intensive and more complex. These complex relationships generally include higher revenue. We expect those complex migrations will generally take more time to complete and may be some of the last migrations we complete. Approximately two-thirds of DOS client migrations were complete by the end of 2025, including the vast majority of modular DOS migrations. Some migrations may require re-contracting to enable a client's migration to Ignite, including due to different consumption-based pricing models. Other Solutions require very little to no company resources to enable the migration, including Solutions that we deem to be part of Ignite because the Solution is using our latest technology and we do not have current plans to devote resources to add Ignite componentry to the Solution. We consider an Ignite migration to be complete for a given client if (i) we do not anticipate any additional professional services or R&D resources required to enable the Ignite migration for the client, and (ii) we have no plans to re-contract with the client for the purpose of enabling its Ignite migration. There may be instances in which we expect the client to remain on our legacy technology for the foreseeable future. In those instances, we would exclude the client from the denominator and numerator when calculating the percentage of completed Ignite migrations. While we anticipate making meaningful progress on the Ignite migrations by the end of the first half of 2026, as communicated in 2025, we have adjusted our timeline and approach to be more client-centric, recognizing that some organizations prefer to remain on DOS for the near-to-medium term. We are committed to providing more flexibility and meeting clients where they are and we expect this approach will improve client experience and our Dollar-Based Retention Rate.

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
Intraprise Health, LLC.

On November 8, 2024, we acquired Intraprise Health, LLC. (Intraprise), a leading provider of data and analytics technology and services to healthcare organizations. We accounted for the acquisition of Intraprise as a business combination. The acquisition consideration transferred was $44.9 million and was comprised of net cash consideration of $25.4 million and shares of our common stock with an aggregate acquisition date fair value of $19.5 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Intraprise.

Lumeon Ltd.
On August 1, 2024, we acquired Lumeon Ltd. (Lumeon), a digital health company dedicated to helping provider organizations mend broken care coordination processes through automated care orchestration. We accounted for the acquisition of Lumeon as a business combination. The acquisition consideration transferred was $39.8 million and was comprised of net cash consideration of $36.2 million, shares of our common stock with an aggregate acquisition date fair value of $2.9 million, and contingent consideration based on certain earn-out performance targets for Lumeon during an earn-out period that ended on June 30, 2025, with an acquisition-date fair value of $0.7 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Lumeon.

Carevive Systems, Inc.
On May 24, 2024, we acquired Carevive Systems, Inc. (Carevive), a leading oncology-focused health technology company centered on understanding and improving the experience of patients with cancer. We accounted for the acquisition of Carevive as a business combination. The acquisition consideration transferred was $22.1 million and was comprised of net cash consideration of $18.6 million, shares of our common stock with an aggregate acquisition date fair value of $2.6 million, and contingent consideration based on certain earn-out performance targets for Carevive during an earn-out period that ended on June 30, 2025, with an acquisition-date fair value of $0.9 million. The purchase resulted in Health Catalyst acquiring 100% ownership in Carevive.

Electronic Registry Systems, Inc.
On October 2, 2023, we acquired Electronic Registry Systems, Inc. (ERS), a cloud-based provider of clinical registry development and data management software focused on oncology with advanced data analytics expertise. We accounted for the acquisition of ERS as a business combination. The acquisition consideration transferred was comprised of net cash consideration of $11.4 million. The ERS shareholders also received Health Catalyst common shares subject to revesting that are accounted for as post-acquisition stock-based compensation. The purchase resulted in Health Catalyst acquiring 100% ownership in ERS.
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the years ended December 31, 2025, 2024, and 2023, technology revenue represented 67%, 64%, and 63% of total revenue, respectively, and professional services revenue represented 33%, 36%, and 37% of total revenue, respectively.

We expect our near-term revenue growth to be negatively impacted by policy developments around Medicaid and research funding reductions, which will likely create additional financial strain for many of our clients and prospective clients. We also expect near-term headwinds to revenue, including a reduction in TEMS revenue due to down-selling and our exit from certain lower-margin TEMS arrangements, a reduction in technology revenue related to migrating DOS clients to Health Catalyst Ignite, and the timing of non-recurring revenue driven by the timing of project completions.
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
Impairment of goodwill and intangible assets. Goodwill is assessed for impairment annually on October 31 or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. If the carrying amount of the reporting unit exceeds its fair value, we recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Long-lived assets, including intangible assets, are also tested for recoverability as indicators of impairment arise, and if the carrying amount of an asset group is deemed not recoverable, we recognize a long-lived asset impairment charge based on the the asset group's fair value compared to its carrying amount.
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
As of December 31, 2025, we had federal and state NOLs of $787.8 million and $647.7 million, respectively, which will begin to expire for federal and state tax purposes in 2032 and 2026, respectively. Our existing NOLs may be subject to limitations arising from ownership changes and, if we undergo an ownership change in the future, our ability to utilize our NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state law.
On July 4, 2025, President Trump signed the OBBBA into law. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA includes provisions providing current deductibility of certain property additions, limitations on interest deductions based on a tax EBITDA framework, and current deductibility of domestic research and development costs. These provisions are generally effective beginning in 2025, and we anticipate they will partially defer our income tax payments in future years and will not have a material impact on our effective tax rate in the near-term.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue:
Technology	$208,277	$194,852	$187,583
Professional services	102,859	111,732	108,355
Total revenue	311,136	306,584	295,938
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	69,741	67,812	62,474
Professional services(1)(2)(3)	89,720	97,993	101,631
Total cost of revenue, excluding depreciation and amortization	159,461	165,805	164,105
Operating expenses:
Sales and marketing(1)(2)(3)	52,477	54,387	67,321
Research and development(1)(2)(3)	49,770	57,950	72,627
General and administrative(1)(2)(3)(4)(5)	49,559	56,817	76,559
Depreciation and amortization	50,500	41,431	42,223
Impairment of goodwill and intangible assets	110,223	—	—
Total operating expenses	312,529	210,585	258,730
Loss from operations	(160,854)	(69,806)	(126,897)
Interest and other (expense) income, net	(16,404)	637	9,106
Loss before income taxes	(177,258)	(69,169)	(117,791)
Income tax provision	716	333	356
Net loss	$(177,974)	$(69,502)	$(118,147)
__________________
(1)Includes stock-based compensation expense, as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$822	$1,700	$1,866
Professional services	3,653	6,041	7,369
Sales and marketing	7,866	12,120	20,982
Research and development	3,743	7,696	11,213
General and administrative	10,928	12,571	14,326
Total	$27,012	$40,128	$55,756

(2)Includes acquisition-related costs, net, as follows:

	Year Ended December 31,
	2025	2024	2023
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$120	$320	$273
Professional services	208	433	391
Sales and marketing	421	791	697
Research and development	366	703	787
General and administrative	(3,201)	7,817	(2,316)
Total	$(2,086)	$10,064	$(168)

(3)Includes restructuring costs, as follows:

	Year Ended December 31,
	2025	2024	2023
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$837	$79	$496
Professional services	1,792	181	1,832
Sales and marketing	2,505	449	2,415
Research and development	3,317	443	3,337
General and administrative	1,262	936	742
Total	$9,713	$2,088	$8,822

(4)Includes litigation costs, as follows:

	Year Ended December 31,
	2025	2024	2023
Litigation costs:	(in thousands)
General and administrative	$—	$—	$21,279

(5)Includes non-recurring lease-related charges, as follows:

	Year Ended December 31,
	2025	2024	2023
Non-recurring lease-related charges:	(in thousands)
General and administrative	$6,900	$2,200	$4,081

	Year Ended December 31,
	2025	2024	2023
Revenue:
Technology	67%	64%	63%
Professional services	33	36	37
Total revenue	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	22	22	21
Professional services	29	32	34
Total cost of revenue, excluding depreciation and amortization	51	54	55
Operating expenses:
Sales and marketing	17	18	23
Research and development	16	19	25
General and administrative	16	19	26
Depreciation and amortization	17	14	15
Impairment of goodwill and intangible assets	35	—	—
Total operating expenses	101	70	89
Loss from operations	(52)	(24)	(44)
Interest and other (expense) income, net	(5)	1	3
Loss before income taxes	(57)	(23)	(41)
Income tax provision	—	—	—
Net loss	(57)%	(23)%	(41)%

Discussion of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Technology	$208,277	$194,852	$13,425	7%
Professional services	102,859	111,732	(8,873)	(8)%
Total revenue	$311,136	$306,584	$4,552	1%
Percentage of revenue:
Technology	67%	64%
Professional services	33%	36%
Total	100%	100%
Total revenue was $311.1 million for the year ended December 31, 2025, compared to $306.6 million for the year ended December 31, 2024, an increase of $4.6 million, or 1%.
Technology revenue was $208.3 million, or 67% of total revenue, for the year ended December 31, 2025, compared to $194.9 million, or 64% of total revenue, for the year ended December 31, 2024. The technology revenue increase was primarily related to growth from new and acquired clients, revenue from existing clients paying higher technology access fees from contractual, annual escalators, and new offerings of expanded support services, partially offset by elevated churn levels primarily from the migration of DOS clients to Ignite.
Professional services revenue was $102.9 million, or 33% of total revenue, for the year ended December 31, 2025, compared to $111.7 million, or 36% of total revenue, for the year ended December 31, 2024. The professional services revenue decrease was primarily due to lower utilization rates in our professional services organization, our exit of unprofitable pilot ambulatory operations TEMS, and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$69,741	$67,812	$1,929	3%
Professional services	89,720	97,993	(8,273)	(8)%
Total cost of revenue, excluding depreciation and amortization	$159,461	$165,805	$(6,344)	(4)%
Percentage of total revenue	51%	54%
Cost of technology revenue, excluding depreciation and amortization, was $69.7 million for the year ended December 31, 2025, compared to $67.8 million for the year ended December 31, 2024, an increase of $1.9 million, or 3%. The increase was primarily due to a $3.1 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients, a $1.3 million increase in dues and subscriptions with various vendors, a $0.8 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan, partially offset by a $2.6 million decrease in recurring salary and related personnel costs related to our restructuring activities and a $0.9 million decrease in stock-based compensation expense.
Cost of professional services revenue was $89.7 million for the year ended December 31, 2025, compared to $98.0 million for the year ended December 31, 2024, a decrease of $8.3 million, or 8%. The decrease was primarily due to a $7.4 million decrease in recurring salary and related personnel costs related to our restructuring activities and a $2.4 million decrease in stock-based compensation, partially offset by a $1.6 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan.

Operating Expenses
Sales and marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$52,477	$54,387	$(1,910)	(4)%
Percentage of total revenue	17%	18%
Sales and marketing expenses were $52.5 million for the year ended December 31, 2025, compared to $54.4 million for the year ended December 31, 2024, a decrease of $1.9 million, or 4%. The decrease was primarily due to a $4.3 million decrease in stock-based compensation, and a $1.2 million decrease in contractor costs. These decreases were partially offset by a $2.1 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan and a $1.1 million increase in recurring salary and related personnel costs.
Sales and marketing expense as a percentage of total revenue decreased from 18% in the year ended December 31, 2024 to 17% in the year ended December 31, 2025.
Research and development

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$49,770	$57,950	$(8,180)	(14)%
Percentage of total revenue	16%	19%
Research and development expenses were $49.8 million for the year ended December 31, 2025, compared to $58.0 million for the year ended December 31, 2024, a decrease of $8.2 million, or 14%. The decrease was primarily due to a $6.1 million decrease in recurring salary and related personnel costs related to our restructuring activities and a $4.0 million decrease in stock-based compensation, partially offset by a $2.9 million increase in severance costs related to the January 2025 Restructuring Plan and the August 2025 Restructuring Plan.
Research and development expense as a percentage of revenue decreased from 19% in the year ended December 31, 2024 to 16% in the year ended December 31, 2025.
General and administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$49,559	$56,817	$(7,258)	(13)%
Percentage of total revenue	16%	19%
General and administrative expenses were $49.6 million for the year ended December 31, 2025, compared to $56.8 million for the year ended December 31, 2024, a decrease of $7.3 million, or 13%. The decrease was primarily due to a $11.0 million decrease in acquisition-related costs, net and a $2.1 million decrease in stock-based compensation. These decreases were partially offset by a $4.7 million increase in lease-related impairment charges and a $0.7 million increase in dues and subscription costs with various vendors.
General and administrative expense as a percentage of revenue decreased from 19% in the year ended December 31, 2024 to 16% in the year ended December 31, 2025.

Depreciation and amortization

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$50,500	$41,431	$9,069	22%
Percentage of total revenue	17%	14%
Depreciation and amortization expenses were $50.5 million for the year ended December 31, 2025, compared to $41.4 million for the year ended December 31, 2024, an increase of $9.1 million, or 22%. This increase was primarily due to an increase in intangible assets related to our business combinations.
Depreciation and amortization expense as a percentage of revenue increased from 14% for the year ended December 31, 2024 to 17% for the year ended December 31, 2025.
Impairment of goodwill and intangible assets
During the year ended December 31, 2025, we observed overall declines in our stock price and market capitalization, which led to our conclusion that an impairment triggering event had occurred and therefore we performed quantitative long-lived asset and goodwill impairment tests that resulted in total non-cash intangible asset impairment and goodwill impairment charges of $4.8 million and $105.4 million, respectively.

Interest and other (expense) income, net

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest income	$7,535	$17,982	$(10,447)	(58)%
Interest expense	(24,254)	(17,086)	(7,168)	(42)%
Other income (expense)	315	(259)	574	n/m(1)
Total interest and other (expense) income, net	$(16,404)	$637	$(17,041)	n/m(1)
_______________________________
(1)Not meaningful
Interest and other (expense) income, net decreased $17.0 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change is primarily due to a $7.1 million increase in interest expense related to our credit agreement with Silver Point Finance, LLC and a $10.4 million decrease in interest income on our short-term investments and cash equivalents.
Income tax provision

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Income tax provision	$716	$333	$383	115%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the years ended December 31, 2025 and 2024. Our income tax provision increased $0.4 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increased foreign research and development activities in India.

Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $95.7 million, which were held for working capital and other general corporate purposes, which may include, among other things, strategic transactions, such as share repurchases and debt reduction. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also had the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, but did not utilize this to draw down any additional debt. Borrowings under the Credit Agreement bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.

We used a portion of the net proceeds from the initial term loan together with cash on hand to repay in full the outstanding principal and accrued interest on our 2.50% Convertible Senior Notes due 2025 at maturity on April 14, 2025 and we expect to use the remaining net proceeds from the initial term loan for working capital and general corporate purposes. We used proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.

Refer to “Note 10—Debt” of our consolidated financial statements for additional details regarding the Credit Agreement.
Share repurchase plan
In August 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of December 31, 2025.
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (the Notes), pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes were senior, unsecured obligations and accrued interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes were fully repaid in cash at maturity on April 14, 2025. Refer to Note 10—Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding maturity of the Notes.

Cash flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$731	$14,559	$(33,080)
Net cash provided by (used in) investing activities	36,193	(22,902)	20,293
Net cash (used in) provided by financing activities	(235,782)	151,746	2,730
Effect of exchange rate changes on cash and cash equivalents	27	(34)	21
Net (decrease) increase in cash and cash equivalents	$(198,831)	$143,369	$(10,036)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the year ended December 31, 2025, net cash provided by operating activities was $0.7 million, which included a net loss of $178.0 million. Non-cash charges primarily consisted of $110.2 million in impairment of goodwill and intangible assets, $50.5 million in depreciation and amortization, $27.0 million in stock-based compensation, $3.7 million related to the amortization of debt discount, issuance costs, and deferred financing costs, and $6.9 million in impairment of long-lived assets, reduced by the $7.1 million decrease in fair value of the contingent consideration liability and $1.6 million of investment discount accretion.
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
Investing activities

Net cash provided by investing activities for the year ended December 31, 2025 of $36.2 million was primarily due to the sale and maturity of short-term investments of $163.9 million, offset by purchases of short-term investments of $65.1 million. The net investing cash inflows provided by our short-term investment activity were partially offset by investing cash outflows of $41.1 million in the acquisition of Upfront, $19.8 million of capitalized internal-use software development costs, and $1.8 million in purchases of property, equipment, and intangible assets.

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

Financing activities

Net cash used in financing activities for the year ended December 31, 2025 of $235.8 million was primarily the result of $232.3 million in debt repayments and $5.0 million in repurchases of common stock, partially offset by $1.5 million in proceeds from our ESPP.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $95.7 million and $392.0 million as of December 31, 2025 and 2024, respectively, which are primarily held for working capital and other general corporate purposes, which may include acquisitions and strategic transactions.
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
As of December 31, 2025 and 2024, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn as of the Closing Date. As of December 31, 2025, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.
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
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024 and 2025 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also had the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, but did not utilize this option. We are required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the amount of the unutilized delayed draw term loan. The deferred financing costs related to the delayed draw facility, including the directly attributable debt discount, have been capitalized to other assets on our consolidated balance sheets, and amortized to interest expense in the consolidated statement of operations, in each case over the respective terms.

Borrowings under the initial term loan bear interest at a rate per annum equal to SOFR plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.
Refer to Note 10—Debt of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our contractual obligations related to debt.
Operating lease obligations
We lease office space under operating leases that expire between 2026 and 2034. As of December 31, 2025, we had total future operating lease payment obligations of $21.0 million, with $3.8 million payable within the next 12 months.
Refer to Note 9—Leases of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our operating lease obligations.
Purchase commitments
As of December 31, 2025, we had $91.4 million of remaining non-cancelable contractual commitments related to our third-party cloud infrastructure agreements, under which we committed to spend an aggregate of at least $129.0 million between February 2023 and January 2030. We expect to fully consume these contractual commitments in the ordinary course of operations.
Restructuring liabilities
During the year ended December 31, 2025, we initiated restructuring plans to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. As of December 31, 2025, we had $0.7 million in restructuring liabilities payable within the next 12 months.
Refer to Note 11—Restructuring Costs of our audited consolidated financial statements included within Item 8 in this Annual Report on Form 10-K for more information regarding our restructuring liabilities.
Off-balance sheet arrangements
As of December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 8. Financial Statements and Supplementary Data.
HEALTH CATALYST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Health Catalyst, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health Catalyst, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2026 expressed an unqualified opinion thereon.
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

Revenue Recognition – identification of and accounting for performance obligations

Description of the Matter
As described in Note 1 and Note 3 to the consolidated financial statements, the Company primarily derives its revenues from recurring technology and professional services subscriptions. When the Company’s contracts contain multiple performance obligations that are determined to be distinct, the performance obligations are accounted for separately. In such cases, the transaction price is allocated to the distinct performance obligations, and the timing of revenue recognition is determined separately for each performance obligation.

Auditing the Company's determination of distinct performance obligations and the timing of revenue recognition can be challenging. Judgment is involved to determine the distinct performance obligations and the timing of revenue recognition. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations and the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine the distinct performance obligations, allocation of the transaction price to the performance obligations, and determine the appropriate timing of revenue recognition for distinct performance obligations.

Our audit procedures included, among others, testing a sample of contracts. For each contract selection, we read the executed contract to assess management’s evaluation of significant nonstandard terms and conditions and tested the appropriateness of the determination of distinct performance obligations. We also tested the allocation of the transaction price by assessing the appropriateness of the methodology applied, testing the calculations for mathematical accuracy and testing selections to corroborate the data underlying the Company’s calculations. To test the timing of revenue recognition and the appropriateness of the methodology employed for each distinct performance obligation, we tested the amounts recognized as revenue or recorded as deferred revenue.

Technology Reporting Unit Goodwill Impairment Assessments

Description of the Matter	As discussed in Notes 1 and 4, the Company performs an annual goodwill impairment assessment, or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. When required, the Company’s evaluation of goodwill for impairment involves comparing the estimated fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples. The Company recorded a goodwill impairment of $98.7 million related to the technology reporting unit for the year ended December 31, 2025, leaving a remaining goodwill balance of $209.1 million allocated to the technology reporting unit.

Auditing the Company’s June and December interim goodwill impairment assessments specific to the technology reporting unit was complex due to the significant estimation uncertainty of several business and valuation assumptions used in the discounted cash flows model. Specifically, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions used in the model such as revenue growth, margin, terminal growth, and discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How We Addressed the Matter in Our Audit
We tested the operating effectiveness of the Company's controls that address the risk of material misstatement related to the Company’s goodwill impairment evaluation, including those over the determination of revenue growth, margin, terminal growth, and discount rates utilized in the estimation of fair value of the technology reporting unit.

To test the estimated fair value of the technology reporting unit, we performed audit procedures that included, among others, evaluating the valuation methodology and testing the sensitivity and reasonableness of the revenue growth, margin and terminal growth rates and evaluating the completeness and accuracy of the underlying data supporting the estimated fair values. For example, we compared the revenue growth, margin and terminal growth rates to current industry, market and economic trends and to historical results of the Company. Additionally, we involved our valuation specialists to assist with our assessment of the appropriateness of the valuation methodology applied by the Company and to develop an independent discount rate range to assess the reasonableness of the rate applied by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Salt Lake City, Utah
March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Catalyst, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Health Catalyst, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Health Catalyst, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 12, 2026

HEALTH CATALYST, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,814	$249,645
Short-term investments	44,918	142,355
Accounts receivable, net(1)	59,128	57,182
Prepaid expenses and other assets	14,447	16,468
Total current assets	169,307	465,650
Property and equipment, net	33,838	29,394
Intangible assets, net	77,678	86,052
Operating lease right-of-use assets	6,640	12,058
Goodwill	209,073	259,759
Other assets	6,107	6,016
Total assets	$502,643	$858,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,363	$11,433
Accrued liabilities	18,697	26,340
Deferred revenue(1)	56,107	53,281
Operating lease liabilities	3,779	3,614
Current portion of long-term debt	1,627	231,182
Total current liabilities	89,573	325,850
Long-term debt, net of current portion	151,624	151,178
Deferred revenue, net of current portion	410	249
Operating lease liabilities, net of current portion	14,208	16,291
Contingent consideration liabilities, net of current portion	250	—
Other liabilities	798	154
Total liabilities	256,863	493,722
Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of December 31, 2025 and 2024; 72,027,332 and 64,043,799 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,608,840	1,552,714
Accumulated deficit	(1,364,646)	(1,186,672)
Accumulated other comprehensive income (loss)	1,586	(835)
Total stockholders’ equity	245,780	365,207
Total liabilities and stockholders’ equity	$502,643	$858,929
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue(1):
Technology	$208,277	$194,852	$187,583
Professional services	102,859	111,732	108,355
Total revenue	311,136	306,584	295,938
Cost of revenue, excluding depreciation and amortization(1):
Technology	69,741	67,812	62,474
Professional services	89,720	97,993	101,631
Total cost of revenue, excluding depreciation and amortization	159,461	165,805	164,105
Operating expenses:
Sales and marketing	52,477	54,387	67,321
Research and development	49,770	57,950	72,627
General and administrative	49,559	56,817	76,559
Depreciation and amortization	50,500	41,431	42,223
Impairment of goodwill and intangible assets	110,223	—	—
Total operating expenses	312,529	210,585	258,730
Loss from operations	(160,854)	(69,806)	(126,897)
Interest and other (expense) income, net	(16,404)	637	9,106
Loss before income taxes	(177,258)	(69,169)	(117,791)
Income tax provision	716	333	356
Net loss	$(177,974)	$(69,502)	$(118,147)
Net loss per share, basic and diluted	$(2.55)	$(1.15)	$(2.09)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	69,896	60,185	56,418
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(177,974)	$(69,502)	$(118,147)

Other comprehensive gain (loss):
Change in net unrealized gains (losses) on available for sale investments	(27)	(13)	662
Change in foreign currency translation adjustment	2,448	(855)	19
Comprehensive loss	$(175,553)	$(70,370)	$(117,466)
The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of Balance as of January 1, 2023	55,261,922	$1,424,681	$(999,023)	$(648)	$425,010
Vesting of restricted stock units and restricted shares	2,628,206	—	—	—	—
Issuance of common stock under ESPP	419,680	3,588	—	—	3,588
Exercise of stock options	130,710	950	—	—	950
Stock-based compensation	—	56,645	—	—	56,645
Repurchase of common stock	(145,027)	(1,808)	—	—	(1,808)
Net loss	—	—	(118,147)	—	(118,147)
Other comprehensive income	—	—	—	681	681
Balance as of Balance as of December 31, 2023	58,295,491	$1,484,056	$(1,117,170)	$33	$366,919
Vesting of restricted stock units and restricted shares	2,292,131	—	—	—	—
Issuance of common stock under ESPP	453,463	2,411	—	—	2,411
Exercise of stock options	26,668	169	—	—	169
Stock-based compensation	—	41,146	—	—	41,146
Issuance of common stock as acquisition consideration	2,976,046	24,932	—	—	24,932
Net loss	—	—	(69,502)	—	(69,502)
Other comprehensive loss	—	—	—	(868)	(868)
Balance as of Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units and restricted shares	2,963,718	—	—	—	—
Issuance of common stock under ESPP	562,833	1,510	—	—	1,510
Stock-based compensation	—	28,032	—	—	28,032
Repurchase of common stock	(1,103,601)	(5,000)	—	—	(5,000)
Issuance of common stock as acquisition consideration	5,560,583	31,584	—	—	31,584
Net loss	—	—	(177,974)	—	(177,974)
Other comprehensive income	—	—	—	2,421	2,421
Balance as of Balance as of December 31, 2025	72,027,332	$1,608,840	$(1,364,646)	$1,586	$245,780

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH CATALYST, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(177,974)	$(69,502)	$(118,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	27,012	40,128	55,756
Depreciation and amortization	50,500	41,431	42,223
Investment discount and premium accretion	(1,565)	(4,757)	(9,720)
Impairment of long-lived assets	6,900	2,200	4,081
Non-cash operating lease expense	2,930	2,685	2,990
Provision for expected credit losses	1,503	1,202	1,821
Amortization of debt discount, issuance costs, and deferred financing costs	3,725	3,256	1,511
Deferred tax provision	81	77	8
Change in fair value of contingent consideration liabilities	(7,063)	(1,642)	—
Impairment of goodwill and intangible assets	110,223	—	—
Other	(429)	141	67
Change in operating assets and liabilities:
Accounts receivable, net	(1,809)	4,281	(13,663)
Prepaid expenses and other assets	1,569	(50)	164
Accounts payable, accrued liabilities, and other liabilities	(11,512)	5,581	4,868
Deferred revenue	607	(7,012)	(1,487)
Operating lease liabilities	(3,967)	(3,460)	(3,552)
Net cash provided by (used in) operating activities	731	14,559	(33,080)
Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	163,948	242,067	336,801
Purchases of short-term investments	(65,132)	(168,307)	(290,836)
Capitalization of internal-use software	(19,780)	(14,274)	(11,957)
Acquisition of businesses, net of cash acquired	(41,114)	(80,277)	(11,392)
Purchases of property and equipment	(968)	(1,616)	(1,236)
Purchases of intangible assets	(805)	(508)	(1,118)
Proceeds from the sale of property and equipment	44	13	31
Net cash provided by (used in) investing activities	36,193	(22,902)	20,293
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	—	152,277	—
Payment of deferred financing costs	—	(2,152)	—
Repayment of debt	(232,292)	(959)	—
Proceeds from employee stock purchase plan	1,510	2,411	3,588
Proceeds from exercise of stock options	—	169	950
Repurchase of common stock	(5,000)	—	(1,808)
Net cash (used in) provided by financing activities	(235,782)	151,746	2,730
Effect of exchange rate changes on cash and cash equivalents	27	(34)	21
Net (decrease) increase in cash and cash equivalents	(198,831)	143,369	(10,036)
Cash and cash equivalents at beginning of period	249,645	106,276	116,312
Cash and cash equivalents at end of period	$50,814	$249,645	$106,276

Supplemental disclosures of cash flow information
Cash paid for interest	$21,949	$10,119	$5,750

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with business acquisitions	$31,584	$24,932	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	806	1,267	2,033
Stock-based compensation capitalized as internal-use software	1,020	1,018	889
Capitalized internal-use software included in accounts payable and accrued liabilities	189	265	169
Purchase of property and equipment included in accounts payable and accrued liabilities	76	13	7
Purchase of intangible assets included in accounts payable and accrued liabilities	1,659	—	1,310

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
The CODM is regularly provided with and uses Adjusted Gross Profit as the measure of our profit used to assess performance and allocate resources between the two operating segments. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across our two operating segments. Refer to Note 20—Segments for additional details.
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
Refer to Note 17— Contract Balances and Remaining Performance Obligations for additional details.
Deferred costs
We capitalize sales commissions, and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of December 31, 2025 and 2024, $1.8 million and $2.1 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the remaining $2.4 million and $2.9 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $3.1 million, $2.7 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included within sales and marketing expense in the consolidated statements of operations.
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
We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$4,200	$4,105	$2,300
Current period provision for expected credit losses	1,503	1,202	1,821
Write-offs, net of recoveries	(2,003)	(1,107)	(16)
Balance at end of period	$3,700	$4,200	$4,105
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
Our first step in the goodwill impairment test is a qualitative analysis of factors that could be indicators of potential impairment. Judgment in the assessment of qualitative factors of impairment may include changes in business climate, market conditions, or other events impacting the reporting unit. Next, if a quantitative analysis is necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit, which requires management to use significant judgment and estimation. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the reporting units, as well as the sensitivity of the respective fair values to the underlying significant assumptions. Typical methods to estimate the fair value of reporting units include using the income or market approaches.
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
We recorded goodwill impairment of $105.4 million during the year ended December 31, 2025. Refer to Note 4—Goodwill and Intangible Assets for additional details. There was no impairment of goodwill for the years ended December 31, 2024 and 2023.
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
For the years ended December 31, 2025, 2024, and 2023, we expensed $3.0 million, $8.0 million and $3.5 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations.
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
As applicable, the portion of the contingent consideration liabilities that will be settled in shares of our common stock is classified as a component of non-current liabilities in our consolidated balance sheets, while the portion to be paid in cash is classified as a component of current liabilities. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in our consolidated statements of operations. Refer to Note 7—Fair Value of Financial Instruments for additional details related to contingent consideration liabilities outstanding during the year ended December 31, 2025.
Advertising costs
All advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, we incurred $3.1 million, $5.1 million, and $2.6 million in advertising costs, respectively.
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
We perform ongoing credit evaluations of our clients’ financial condition and require no collateral from clients. We review the expected collectability of accounts receivable and record an allowance for credit losses based on the probability of future collections. There were no clients with more than 10% of total outstanding accounts receivable as of December 31, 2025 and 2024. There were no clients with revenue as a percentage of total revenue greater than 10% for the years ended December 31, 2025, 2024, and 2023.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Fair value of financial instruments
The carrying amounts reported in the consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of contingent consideration liabilities, operating lease liabilities, and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at December 31, 2025 and 2024. Money market funds and short-term investments are measured at fair value on a recurring basis. On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. We adopted this ASU for the year ended December 31, 2025 and the amendments have been applied prospectively, resulting in the required additional disclosures being included in the notes to the consolidated financial statements.
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
2025 Acquisition
Upfront Healthcare Services, Inc.
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
An additional 106,196 shares of our common stock subject to restriction agreements (restricted shares) were issued pursuant to the terms of the acquisition agreement. The value of these restricted shares is recognized as post-acquisition stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 13—Stock-Based Compensation for additional details related to our stock-based compensation.
The following table summarizes the acquisition-date fair value of consideration transferred and the identifiable assets purchased and liabilities assumed as part of our acquisition of Upfront (in thousands):

Assets acquired:
Accounts receivable, net	$1,544
Prepaid expenses and other assets	655
Property and equipment, net	114
Right-of-use assets	288
Developed technology	16,400
Client relationships	11,700
Trademarks	600
Total assets acquired	31,301
Less liabilities assumed:
Accrued and other current liabilities	1,558
Deferred revenue	2,352
Operating lease liability	284
Net deferred tax liabilities	—
Total liabilities assumed	4,194
Total assets acquired, net	27,107
Goodwill	52,912
Total consideration transferred, net of cash acquired	$80,019

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that will be amortized on a straight-line basis over their estimated useful lives of six years, three years, and three years, respectively.
The resulting goodwill from the Upfront acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes. There were no measurement period adjustments recorded during the year ended December 31, 2025.
The amount of revenue attributable to the acquired business of Upfront was not material to our consolidated statement of operations for the year ended December 31, 2025. Income (loss) information for Upfront after the acquisition date through December 31, 2025 is not presented as the Upfront business was integrated into our operations immediately following the acquisition and is impracticable to quantify.
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the year ended December 31, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested.
Unaudited Pro Forma Financial Information
The following table reflects our unaudited pro forma combined results of operations for the years ended December 31, 2025 and 2024 as if the acquisition of Upfront had taken place on January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
	(unaudited)
Pro forma net loss	$(183,745)	$(83,747)
The unaudited pro forma information is presented for informational purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2024 or to project potential results as of any future date or for any future periods. The unaudited pro forma information, including adjustments, are based upon available information and certain assumptions that we believe are reasonable. Pro forma revenue has not been presented for the Upfront acquisition as the impact to our consolidated financial statements was not material.
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to the Upfront acquisition which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
	(unaudited)
Amortization of acquired intangible assets	$(438)	$(7,617)
Acquisition-related costs, net	(4,158)	6,143

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

An additional 175,901 shares of our common stock subject to a restriction agreement (restricted shares) were issued pursuant to the terms of the acquisition agreement. The vesting of these restricted shares was originally subject to eighteen months of continued employment with cliff vesting upon the eighteen-month anniversary of the acquisition close date. The value of these restricted shares was originally scheduled to be recognized as post-combination stock-based compensation expense on a straight-line basis over the vesting term, but due to workforce reductions made as part of the 2023 Restructuring Plan (as defined below), the ERS restricted shares fully vested in February 2024, resulting in an acceleration of the related stock-based compensation expense. Refer to Note 14—Stock-Based Compensation for additional details related to our stock-based compensation.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
3. Revenue
Disaggregation of revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Year Ended December 31,
	2025	2024	2023
Recurring technology	$208,277	$194,852	$187,226
One-time technology (i.e., perpetual license)	—	—	357
Professional services	102,859	111,732	108,355
Total revenue	$311,136	$306,584	$295,938
For the years ended December 31, 2025, 2024, and 2023, 96.3%, 97.2%, and 98.3% of revenue, respectively, was related to contracts with clients located in the United States.
4. Goodwill and Intangible Assets
During the year ended December 31, 2025, we identified indicators of impairment, including overall declines in our stock price and market capitalization, and concluded that triggering events had occurred that required interim quantitative goodwill impairment assessments of our professional services and technology reporting units.
As part of our interim goodwill impairment assessments, the fair value of the reporting units were estimated based upon weightings of the income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows, and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market-based approach.
Based on our interim impairment tests of goodwill, it was determined that the fair values of our technology and professional services reporting units were below their respective carrying values as of June 30, 2025 and December 31, 2025, and we recorded total non-cash goodwill impairment charges of $105.4 million during the year ended December 31, 2025. The goodwill impairment charges were recorded as part of the impairment of goodwill and intangible assets line item in our consolidated statements of operations. There were no goodwill impairment charges during years ended December 31, 2024 and 2023.
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Technology	Professional Services	Total
Balance as of December 31, 2023	$189,870	$782	$190,652
2024 acquisitions	63,747	5,887	69,634
Foreign currency translation adjustments	(527)	—	(527)
Balance as of December 31, 2024	253,090	6,669	259,759
Upfront acquisition	52,912	—	52,912
Goodwill impairment	(98,717)	(6,669)	(105,386)
Foreign currency translation adjustments	1,788	—	1,788
Balance as of December 31, 2025	$209,073	$—	$209,073

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2025, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$141,101	$(110,621)	$30,480
Client relationships and contracts	115,808	(72,750)	43,058
Computer software licenses	13,600	(11,329)	2,271
Trademarks	5,367	(3,498)	1,869
Total intangible assets	$275,876	$(198,198)	$77,678
As of December 31, 2024, intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Developed technologies	$124,109	$(93,611)	$30,498
Client relationships and contracts	108,824	(57,020)	51,804
Computer software licenses	11,149	(9,503)	1,646
Trademarks	4,694	(2,590)	2,104
Total intangible assets	$248,776	$(162,724)	$86,052
Amortization expense of acquired intangible assets for the years ended December 31, 2025, 2024, and 2023 was $35.5 million, $28.7 million, and $29.6 million, respectively. Amortization expense for intangible assets is included in depreciation and amortization in the consolidated statements of operations.
As noted above, we identified indicators of impairment, including overall declines in our stock price and market capitalization, as well as downward revisions of our future forecasts, which triggered a recoverability test of the relevant asset groups. We performed the recoverability test by comparing the carrying value of each asset group to its estimated undiscounted cash flows. The analysis indicated that as of December 31, 2025, the carrying value exceeded the recoverable amounts for one asset group, requiring us to determine the fair value of this asset group. As a result, we measured and recognized total intangible asset impairment charges of $4.8 million during the year ended December 31, 2025. The impairment charges were recorded as part of the impairment of goodwill and intangible assets line item in our consolidated statements of operations and relate to certain acquired client relationship intangible assets that had been partially allocated to our professional services operating segment. We did not incur any intangible asset impairment charges for the years ended December 31, 2024 and 2023.
The weighted-average remaining amortization period by type of intangible assets as of December 31, 2025 is as follows:

Weighted-Average Remaining Amortization Period (years)
Developed technologies	2.1
Client relationships and contracts	3.8
Computer software licenses	2.1
Trademarks	2.7
As of December 31, 2025, future amortization expense for finite-lived intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,
2026	$30,566
2027	26,834
2028	8,814
2029	4,687
2030	4,346
Thereafter	2,431
Total future amortization expense	$77,678

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment	$10,027	$10,309
Leasehold improvements	6,314	8,456
Furniture and fixtures	3,796	3,757
Capitalized internal-use software costs	66,916	46,143
Computer software	111	111
Total property and equipment	87,164	68,776
Less: accumulated depreciation	(53,326)	(39,382)
Property and equipment, net	$33,838	$29,394
Our long-lived assets are primarily located in the United States with immaterial amounts located in the United Kingdom and India. Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $15.0 million, $12.8 million, and $12.6 million, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs. During the years ended December 31, 2025, 2024, and 2023 we impaired $2.3 million, $0.7 million, and $1.2 million, respectively, of leasehold improvements and furniture and fixtures related to the subleased portions of our corporate headquarters. Refer to Note 9—Leases for additional details. During the year ended December 31, 2023, we also incurred $0.6 million of impairment related to discontinued capitalized internal-use software projects as part of restructuring, with no such impairment during the years ended December 31, 2025 and 2024. Refer to Note 11—Restructuring Costs for additional details.
We capitalized $20.7 million, $15.4 million, and $12.8 million of internal-use software costs for the years ended December 31, 2025, 2024, and 2023, respectively. We incurred $12.5 million, $9.7 million, and $8.5 million of capitalized internal-use software cost amortization expense for the years ended December 31, 2025, 2024, and 2023, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive gain (loss) on the consolidated statements of comprehensive loss unless unrealized losses are due to credit-related factors and accounted for as part of our provision for expected credit losses. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the consolidated statements of operations. We did not have any material realized gains or losses on investments during the years ended December 31, 2025, 2024, and 2023. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$45,062	$—	$—	$45,062	$45,062	$—
U.S. treasury notes	37,441	46	—	37,487	—	37,487
Commercial paper	7,430	1	—	7,431	—	7,431
Total	$89,933	$47	$—	$89,980	$45,062	$44,918

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$186,872	$—	$—	$186,872	$186,872	$—
U.S. treasury notes	177,129	70	—	177,199	58,386	118,813
Commercial paper	13,940	1	—	13,941	—	13,941
Corporate bonds	9,598	3	—	9,601	—	9,601
Total	$387,539	$74	$—	$387,613	$245,258	$142,355
The following table presents the contractual maturities of our short-term investments as of December 31, 2025 and December 31, 2024 (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$44,871	$44,918	$142,294	$142,355
Due between one and five years	—	—	—	—
Total	$44,871	$44,918	$142,294	$142,355

Accrued interest receivables related to our available-for-sale securities of $0.3 million and $0.6 million as of December 31, 2025 and 2024, respectively, were included within prepaid expenses and other assets on our consolidated balance sheets.

We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of December 31, 2025 and 2024, there were no material unrealized losses due to expected credit loss-related factors.

7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$45,062	$—	$—	$45,062
U.S. treasury notes	37,487	—	—	37,487
Commercial paper	—	7,431	—	7,431
Contingent consideration liabilities	—	—	(250)	(250)
Total	$82,549	$7,431	$(250)	$89,730
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$186,872	$—	$—	$186,872
U.S. treasury notes	177,199	—	—	177,199
Commercial paper	—	13,941	—	13,941
Corporate bonds	—	9,601	—	9,601
Total	$364,071	$23,542	$—	$387,613

There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2025 and 2024.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
Nonrecurring fair value measurements
We recorded impairment charges of $6.9 million, $2.2 million, and $4.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to the impairment of ROU assets, leasehold improvements, and furniture and fixtures associated with recently subleased office space. These impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset groups. The fair value of these asset groups was estimated using a discounted cash flow analysis of the subleased space and included certain unobservable (Level 3) inputs, including the anticipated future sublease terms and rates. Refer to Note 9—Leases for further information.
We recorded goodwill impairment charges totaling $105.4 million during the year ended December 31, 2025. The impairment charges were derived from the difference between the carrying value and the fair value of our reporting units. The fair value of these reporting units was estimated using an income and market-based approach and included certain unobservable (Level 3) inputs. We also recorded intangible asset impairment charges of $4.8 million during the year ended December 31, 2025. The intangible asset impairment charges were derived from the difference between the carrying value and the fair value of the relevant asset group. The fair value of the asset group was estimated using an income and market-based approach and included certain unobservable (Level 3) inputs. Refer to Note 4—Goodwill and Intangibles for further information.
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
The outstanding contingent consideration liability is categorized as Level 3 fair value measurement and is remeasured as of each reporting period. The aggregate intrinsic value of the revenue-based earn-out contingent consideration liability is zero based on a point estimate of our internal forecasting of the ultimate earn-outs that will be earned as of December 31, 2025. The recurring Level 3 fair value measurements of the contingent consideration liability includes the other following significant inputs as of December 31, 2025:

	Valuation Method	Market Price of Revenue Risk	Revenue Volatility	Expected Term (years)	Risk-free interest rate
Revenue-based earn-out liabilities	Monte Carlo	12%	40%	1	3.7%
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2024	$—
Acquisition-date contingent consideration liability from Upfront acquisition (see Note 2)	7,313
Change in fair value of contingent consideration liability	(7,063)
Balance as of December 31, 2025	$250
The Lumeon and Carevive acquisition consideration also included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets during an earn-out period that ended on June 30, 2025. The revenue-based earn-out performance targets were not met and no earn-out payments were made related to these acquisitions.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
8. Accrued liabilities
As of December 31, 2025 and 2024, accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation and benefit expenses	$5,203	$11,655
Restructuring liabilities	704	—
Interest payable	3,380	4,803
Other accrued liabilities	9,410	9,882
Total accrued liabilities	$18,697	$26,340
9. Leases
Operating leases
We lease office space under operating leases that expire between 2026 and 2034. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
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
We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2025. As of December 31, 2025, 88,164 rentable square feet of our corporate headquarters was subleased. We classified each sublease as an operating lease. The initial subleases have terms ranging from eighteen months to 8.5 years. As indicators of impairment arise, we have performed recoverability tests of the relevant asset groups, comprised of operating lease right-of-use and other related assets, and in some instances have determined that the carrying value of these asset groups were not fully recoverable. As a result, we measured and recognized total impairment charges of $6.9 million, $2.2 million, and $4.1 million during the years ended December 31, 2025, 2024, and 2023, respectively, representing the amount by which the carrying value exceeded the estimated fair value of these asset groups. The impairment charges were recorded as part of general and administrative expense in our consolidated statements of operations and relate to both of our operating segments. During the year ended December 31, 2025, $4.6 million of the impairment charge was allocated to the ROU assets and the remaining $2.3 million was allocated to leasehold improvements, while during the year ended December 31, 2024, $1.5 million of the impairment charge was allocated to the ROU asset and the remaining $0.7 million was allocated to leasehold improvements, and during the year ended December 31, 2023, $2.9 million of the impairment charge was allocated to the ROU asset and the remaining $1.2 million was allocated to leasehold improvements and furniture and fixtures.
Components of lease expense (income) are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$3,174	$3,313	$3,077
Short-term lease expense	390	209	92
Sublease income	(2,093)	(1,532)	(1,292)
Total	$1,471	$1,990	$1,877
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Maturities of lease liabilities under operating leases at December 31, 2025 are as follows (in thousands):

Year ending December 31:
2026	$3,781
2027	3,661
2028	3,691
2029	3,319
2030	3,246
Thereafter	3,315
Total lease payments	21,013
Less: Imputed interest	(3,026)
Total lease liability	$17,987
Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows (in thousands other than weighted average amounts):

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$6,640	$12,058
Operating lease liabilities, current	$3,779	$3,614
Operating lease liabilities, non-current	14,208	16,291
Total operating lease liabilities	$17,987	$19,905

Weighted-average remaining operating lease term (years)	5.9	6.7
Weighted-average operating lease discount rate	5.5%	5.4%
10. Debt
Debt consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Variable interest rate term loan maturing 2029	160,761	162,388
2.50% convertible senior notes due 2025	$—	$230,000
Total Principal Outstanding	160,761	392,388
Less: Unamortized discount and issuance costs	(7,510)	(10,028)
Net carrying amount	153,251	382,360
Less: Current portion of long-term debt	(1,627)	(231,182)
Long-term debt, net of current portion	$151,624	$151,178
Components of interest expense are summarized as follows (in thousands):

	As of December 31,
	2025	2024	2023
Contractual interest expense	$19,305	$13,255	$5,776
Amortization of debt discount and issuance costs	2,514	2,362	1,511
Amortization of deferred financing costs and other	2,435	1,469	—
Total	$24,254	$17,086	$7,287

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Maturity of Debt
As of December 31, 2025, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:
2026	1,627
2027	1,627
2028	1,627
2029	155,880
Total debt maturities	160,761
Less: Unamortized debt discount and issuance costs	(7,510)
Net carrying amount	$153,251
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

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also had the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, subject to satisfaction of certain conditions, including a minimum liquidity threshold, and a maximum recurring revenue/leverage ratio, but did not opt to utilize this additional delayed draw facility. We are required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the amount of the unutilized delayed draw term loan. The deferred financing costs related to the delayed draw facility, including the directly attributable debt discount, have been capitalized to other assets on our consolidated balance sheets, and amortized to interest expense in the consolidated statement of operations, in each case over the respective terms.

Borrowings under the initial term loan bear interest at a rate per annum equal to SOFR plus 6.5%. Commencing with the quarter ending on December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029. We used a portion of the net proceeds from the initial term loan, together with cash on hand, to repay in full the outstanding principal and accrued interest on all of the Notes on the maturity thereof. We expect to use the remainder of the net proceeds from the initial term loan for working capital and general corporate purposes. We used proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.

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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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

As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025 (Notes), in a private placement to qualified institutional buyers exempt from registration under the Securities Act (Note Offering). The net proceeds from the issuance of the Notes were approximately $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes were governed by an indenture (Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes were our senior, unsecured obligations and accrued interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. In connection with the Note Offering, we entered into privately negotiated capped call transactions (Capped Calls) with certain option counterparties, which had initial cap prices of $42.00 per share, subject to certain adjustments. The Notes had a maturity date of April 15, 2025, unless earlier converted, redeemed, or repurchased.
On April 14, 2025, we repaid in full the outstanding principal and accrued interest on the Notes, in the aggregate principal amount of $230.0 million. The Capped Calls expired concurrently with the repayment in full of the outstanding principal and accrued interest on the Notes.
11. Restructuring Costs
August 2025 Restructuring Plan
In August 2025 our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (August 2025 Restructuring Plan).
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
Restructuring liabilities related to the August 2025 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our August 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liability Rollforward
Balance as of January 1, 2025	$—
Severance and other restructuring costs	5,774
Cash payments	(5,070)
Balance as of December 31, 2025	$704

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The following table summarizes our August 2025 Restructuring Plan costs by financial statement line item for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$436	$—	$436
Professional services	650	—	650
Sales and marketing	2,059	94	2,153
Research and development	1,409	—	1,409
General and administrative	771	355	1,126
Total	$5,325	$449	$5,774
____________________
(1)Includes other miscellaneous charges associated with the August 2025 Restructuring Plan.
We expect additional restructuring costs as part of the August 2025 Restructuring Plan of at least $1.0 million in the first half of 2026. We continue to evaluate our restructuring initiatives, which may result in additional restructuring costs and associated payments in the future.
January 2025 Restructuring Plan
In January 2025 our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (January 2025 Restructuring Plan).
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
Restructuring liabilities related to the January 2025 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our January 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liability Rollforward
Balance as of January 1, 2025	$—
Severance and other restructuring costs	3,939
Cash payments	(3,939)
Balance as of December 31, 2025	$—

The following table summarizes our January 2025 Restructuring Plan costs by financial statement line item for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Total Severance and Other Team Member Costs
Cost of revenue, excluding depreciation and amortization:
Technology	$401
Professional services	1,142
Sales and marketing	352
Research and development	1,908
General and administrative	136
Total	$3,939

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
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
The following table summarizes our 2022 Restructuring Plan costs by financial statement line item for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
2022 Restructuring Plan	Severance and Other Team Member Costs	Impairment Charges	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$12	$—	$—	$12
Professional services	434	—	—	434
Sales and marketing	1,190	—	15	1,205
Research and development	286	—	—	286
General and administrative	94	—	24	118
Total	$2,016	$—	$39	$2,055

Total cumulative 2022 Restructuring Plan costs	$8,071	$1,225	$1,184	$10,480
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
12. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of December 31, 2025 and 2024, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of $0.001 par value common stock authorized, of which 72,133,528 and 64,043,799 shares were legally issued and outstanding as of December 31, 2025 and 2024, respectively. The shares legally issued and outstanding as of December 31, 2025 and 2024, included 106,196 and zero shares, respectively, issued pursuant to acquisition agreements, which are subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2025.
Share repurchase plan
In August 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the year ended December 31, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of December 31, 2025.
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Investments	Total
Balance as of January 1, 2023	$(74)	$(574)	$(648)
Change in foreign currency translation adjustment	19	—	19
Change in net unrealized gain (loss) on available for sale investments	—	662	662
Balance as of December 31, 2023	$(55)	$88	$33
Change in foreign currency translation adjustment	(854)	—	(854)
Change in net unrealized gain (loss) on available for sale investments	—	(14)	(14)
Balance as of December 31, 2024	$(909)	$74	$(835)
Change in foreign currency translation adjustment	2,448	—	2,448
Change in net unrealized gain on available for sale investments	—	(27)	(27)
Balance as of December 31, 2025	$1,539	$47	$1,586
There were no material reclassifications out of accumulated other comprehensive income (loss) during the year December 31, 2025. Additionally, as we record a full valuation allowance against our U.S. and U.K. net deferred tax assets and substantially all of our accumulated other comprehensive income (loss) originated in the U.S. and U.K., other comprehensive income (loss) does not include significant income tax expense.
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss per share, basic and diluted
Numerator:
Net loss	$(177,974)	$(69,502)	$(118,147)
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic and diluted	69,896,134	60,184,920	56,418,397
Net loss per share, basic and diluted	$(2.55)	$(1.15)	$(2.09)
During the years ended December 31, 2025, 2024 and 2023, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

	As of December 31,
	2025	2024	2023
Common stock options	842,085	1,053,251	1,396,452
Restricted stock units	4,004,505	3,505,406	3,111,584
Performance-based restricted stock units	2,521,754	524,313	188,533
Shares related to convertible senior notes(1)	—	7,516,331	7,516,331
Restricted shares	106,196	—	235,389
Shares issuable as acquisition-related contingent consideration(2)	—	—	—
Total potentially dilutive securities	7,474,540	12,599,301	12,448,289
_________________________
(1)On April 14, 2025, we fully settled the principal amount of the convertible senior notes in cash with no issuance of shares of our common stock. In connection with the offering of our convertible senior notes, we entered into Capped Calls with initial caps on the conversion price of $42.00 per share, which expired concurrently with the settlement of the convertible senior notes and which are excluded from the calculation of diluted earnings per share in all periods presented, as they would be antidilutive.
(2)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of December 31, 2025 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liability was to be settled as of that date.
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
As of December 31, 2025, 2024, and 2023, there were 26,846,400, 23,644,211, and 20,717,667 shares authorized for grant, respectively, and 2,328,350, 4,288,278, and 3,831,444 shares available for grant, respectively, under the 2019 Plan and 2011 Plan (collectively, the Stock Incentive Plan).
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options	$—	$13	$60
Restricted stock units (RSUs)	21,265	35,067	45,108
Performance-based restricted stock units (PRSUs)	4,056	2,152	1,304
Employee stock purchase plan	817	927	1,731
Restricted shares	874	1,969	7,553
Total stock-based compensation	$27,012	$40,128	$55,756

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$4,475	$7,741	$9,235
Sales and marketing	7,866	12,120	20,982
Research and development	3,743	7,696	11,213
General and administrative	10,928	12,571	14,326
Total stock-based compensation	$27,012	$40,128	$55,756
For the years ended December 31, 2025, 2024, and 2023 we capitalized $1.0 million, $1.0 million, and $0.9 million respectively, of stock-based compensation as internal-use software.
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
The fair value of options, which vest in accordance with service schedules, was estimated on the date of grant or, when applicable, the modification date, using the Black-Scholes option pricing model. We account for forfeitures as they occur. All stock options outstanding at December 31, 2025 and 2024 are fully vested.
A summary of the share option activity under the Health Catalyst Stock Plan for the year ended December 31, 2025, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,053,251	$11.99	3.1	$—
Options cancelled/expired	(211,166)	10.50
Outstanding at December 31, 2025	842,085	$12.36	2.5	$—
Vested and expected to vest as of December 31, 2025	842,085	$12.36	2.5	$—
Vested and exercisable as of December 31, 2025	842,085	$12.36	2.5	$—
There were no stock options granted during the years ended December 31, 2025, 2024, and 2023, no stock options vested during the years ended December 31, 2025 and 2024, and no stock options exercised during the year ended December 31, 2025. The aggregate intrinsic value of stock options exercised was zero, $0.1 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2025 and 2024 was zero and $0.4 million during the year ended December 31, 2023. As of December 31, 2025 and 2024, all of our outstanding stock options were fully vested and there was no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
Restricted stock units (RSUs)
The service-based condition for restricted stock units (RSUs) is generally satisfied over four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2025	3,505,406	$11.49
RSUs granted	4,448,723	4.49
RSUs vested	(2,729,534)	10.04
RSUs forfeited	(1,220,090)	7.49
Unvested and outstanding at December 31, 2025	4,004,505	$5.72
During the years ended December 31, 2025, 2024, and 2023, we granted RSUs with a weighted-average grant date fair value of $4.49, $8.51, and $11.77, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $27.4 million, $37.3 million, and $51.3 million, respectively. As of December 31, 2025, we had $20.8 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.0 years.
Performance-based restricted stock units (PRSUs)
2025 Executive PRSUs
During the year ended December 31, 2025, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs will be determined based on market-based targets for total shareholder return (TSR) achievement (weighted 25%) and financial performance targets for revenue growth rate achievement (weighted 25%) and Adjusted EBITDA margin achievement (weighted 50%). These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that will vest for the 2025, 2026, and 2027 vesting periods will be calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2025, 2026, and 2027 vesting periods, each rounded to the nearest whole share.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2025	2024
Expected volatility	71.6%	65.5%
Expected term (in years)	1-3	1-3
Risk-free interest rate	4.16% - 4.23%	4.33% - 4.91%
Expected dividends	—	—

The following table sets forth the outstanding PRSUs, including executive PRSUs, and related activity for the year ended December 31, 2025:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at	524,313	$9.90
PRSUs granted	2,640,823	4.79
PRSUs vested	(147,209)	9.88
PRSUs forfeited	(496,173)	5.59
Unvested and outstanding at December 31, 2025	2,521,754	$5.40
During the years ended December 31, 2025, 2024, and 2023 we granted PRSUs with a weighted-average grant date fair value of $4.79 and $9.45, and $12.42 respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated fair value using a Monte Carlo simulation valuation model for the market-based tranches. The total grant date fair value of PRSUs vested during the years ended December 31, 2025, 2024, and 2023 was $1.5 million, $0.6 million, and $4.8 million respectively. As of December 31, 2025, we had $2.2 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.2 years.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	59.2%-75.2%	55.5%-56.8%	54.3%-99.4%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.3%	5.2%-5.4%	4.8%-5.5%
Expected dividends	—	—	—
Expected volatility estimates were based on the historical volatility of our common stock as of the beginning of each respective offering period. The expected term of the ESPP option component was based on the six-month offering period and the risk-free rate represented the yield on U.S. Treasury bonds with maturity equal to the expected term as of the beginning of each respective offering period. During the year ended December 31, 2025, we issued 562,833 shares under the ESPP, with a weighted-average purchase price per share of $2.68. Total cash proceeds withheld from employees for the purchase of shares under the ESPP in 2025 were $1.5 million. As of December 31, 2025, 1,679,607 shares are reserved for future issuance under the ESPP.
Restricted shares issued as part of acquisitions
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares is subject to eighteen months of continuous service with cliff vesting. In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense. During the year ended December 31, 2025, 86,975 of these retention bonus restricted shares vested.

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
As of December 31, 2025, we had $0.2 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.6 years.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
15. Income Taxes
For the years ended December 31, 2025, 2024, and 2023, loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(161,556)	$(65,059)	$(118,098)
Foreign	(15,702)	(4,110)	307
Loss before income taxes	$(177,258)	$(69,169)	$(117,791)
For the years ended December 31, 2025, 2024, and 2023, the income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$—	$—	$—
Foreign	454	62	204
State	181	194	144
Total current tax provision	635	256	348
Deferred taxes:
Federal	69	61	8
Foreign	(2)	4	(1)
State	14	12	1
Total deferred provision	81	77	8
Total income tax provision	$716	$333	$356
The amount of cash income taxes we paid were as follows (in thousands):

Year Ended December 31,
2025
U.S. federal income taxes paid, net	$—
States and local income taxes paid, net
Tennessee	42
Texas	41
Louisiana	38
Massachusetts	25
New York	24
Other	36
Foreign income taxes paid, net
India	144
United Kingdom	27
Other	18
Total income taxes paid, net	$395
We paid cash income taxes of $0.3 million during each of the years ended December 31, 2024 and 2023.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
A reconciliation of the provision for income taxes to the amount computed by applying the statutory U.S. federal income tax rate of 21% to loss before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
Tax at U.S. statutory rate	$(37,224)	21.0%
State and local income tax, net of federal tax effect(1)	157	(0.1)%
Foreign tax effects
United Kingdom
Goodwill impairment	2,022	(1.1)%
Change in valuation allowance	2,870	(1.6)%
Other	(1,225)	0.7%
Other foreign jurisdictions	75	—%
Change in valuation allowance	13,490	(7.6)%
Nontaxable or nondeductible items
Goodwill impairment	17,487	(9.9)%
Stock-based compensation	3,698	(2.1)%
Other nondeductible items	(1,064)	0.6%
Other adjustments	430	(0.2)%
Effective income tax rate	$716	(0.4)%
_________________________
(1)The state jurisdictions that contribute to a majority (greater than 50%) of the tax effect in this category included Texas and Tennessee.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Tax at U.S. statutory rate	21.0%	21.0%
State and local income tax, net of federal tax effect	(0.2)	(0.1)
Stock-based compensation	(7.1)	(7.0)
Contingent consideration	0.5	—
Transaction costs	(0.8)	—
Change in valuation allowance	(13.6)	(14.0)
Other, net	(0.2)	(0.2)
Effective income tax rate	(0.4)%	(0.3)%

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$223,002	$194,572
Research and development credits	27,134	27,273
Code 174 capitalized research and development	27,533	36,806
Operating lease liabilities	4,222	4,768
Intangible assets	4,208	3,725
Accrued expenses	3,520	2,384
Interest limitation carryforward	5,244	2,115
Property and equipment	2,175	1,807
Stock-based compensation	1,005	1,691
Allowance for bad debt	933	1,055
Deferred revenue	313	804
Foreign non-trading loss carryforward	1,495	481
Debt-related costs	728	318
Other	89	82
Total deferred income tax assets	301,601	277,881
Valuation allowance	(294,882)	(268,589)
Net deferred income tax assets	6,719	9,292
Deferred income tax liabilities:
Foreign intangible assets	(2,472)	(3,256)
Operating lease right-of-use assets	(1,277)	(2,724)
Prepaid expenses	(1,915)	(2,112)
Deferred commissions	(1,055)	(1,201)
Indefinite-lived intangible assets	(227)	(154)
Total deferred income tax liabilities	(6,946)	(9,447)
Net deferred income tax liabilities	$(227)	$(155)
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
We have provided a valuation allowance for our net deferred tax assets, absent differences related to intangible assets with indefinite lives, at December 31, 2025 and 2024, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets, apart from an immaterial deferred tax liability as noted previously. The net deferred income tax liability balance is recorded under Other Liabilities on the consolidated balance sheets. During the years ended December 31, 2025 and 2024, respectively, the valuation allowance increased by $26.3 million and $42.3 million, respectively.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2025, we had approximately $787.8 million of consolidated federal net operating loss carryforwards and $647.7 million of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032 and 2026, respectively. We have federal research and development credit carryforwards of $25.5 million and state research and development credit carryforwards of $10.7 million, which if not utilized will begin to expire in 2032 and 2026, respectively. To the extent we do not utilize our carryforwards within the applicable statutory carryforward periods, either because of ownership changes and limitations under Code Sections 382 and 383 and similar state laws or the lack of sufficient taxable income, the carryforwards will expire unused.
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
We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, including unutilized net operating loss and research and development credit carryforwards, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2022 and 2021, respectively.
We recognize tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$6,818	$6,818	$6,821
Decrease in unrecognized tax benefits taken in prior years	(12)	—	(3)
Ending balance	$6,806	$6,818	$6,818
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to the valuation allowance. We do not anticipate material changes in the total amount of our unrecognized tax benefits within 12 months of the reporting date. Our policy is to accrue interest and penalties related to unrecognized tax benefits within the provision for income taxes. However, as of December 31, 2025 and 2024, we have not accrued interest and penalties because we have net operating loss carryforwards.
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
On December 21, 2020, Pascal Metrics, Inc. (Pascal Metrics) filed a complaint against the Company in the Delaware Chancery Court (as amended, Complaint) alleging that the Company misappropriated alleged trade secrets of Pascal Metrics and seeking monetary damages. The Complaint focuses upon Patient Safety Monitor. On June 15, 2023, we entered into a settlement and mutual release agreement (Settlement Agreement) with Pascal Metrics and agreed to pay $18.8 million without admission of any wrongdoing, resolving the litigation amongst the parties. The Settlement Agreement provided us with a broad intellectual property license of the alleged trade secrets that were the subject matter of the Complaint. The Complaint was dismissed with prejudice on June 20, 2023 and the settlement amount was paid on June 27, 2023. The litigation charges were recorded as part of general and administrative expense in our consolidated statements of operations during the year ended December 31, 2023.

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
17. Contract Balances and Performance Obligations
Contract balances
As of December 31, 2025 and 2024, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $10.1 million and $11.8 million, respectively.
As of December 31, 2025 and 2024, the total of current and non-current deferred revenue on our consolidated balance sheets was $56.5 million and $53.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the years ended December 31, 2025, 2024, and 2023 approximately $50.9 million (16%), $52.0 million (17%), and $52.9 million (18%), respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Transaction price allocated to the remaining performance obligations
Most of our technology and professional services contracts have a three or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $254.4 million of revenue on unsatisfied performance obligations as of December 31, 2025. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.
18. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $17.7 million, $16.7 million, and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, after the related party relationship commenced. As of December 31, 2025 and 2024, we had receivables from this related party of $1.7 million and $2.2 million, respectively, and deferred revenue with this related party of $0.2 million and $0.1 million, respectively. We have revenue arrangements with clients that were also our investors. None of these clients hold a significant amount of ownership in our equity interests.
19. Employee Benefit Plans
We have a 401(k) defined contribution plan covering eligible employees. Our contributions were $3.4 million, $5.4 million, and $5.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. In recent years we matched 100% of the first 4% of an employees’ 401(k) plan contributions, however, these employer contributions were paused during the second half of 2025.
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

HEALTH CATALYST, INC.
Notes to the Consolidated Financial Statements
The reconciliation between consolidated loss before income tax to reportable segment Adjusted Gross Profit is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Adjusted Gross Profit:
Technology	$140,315	$129,139	$127,339
Professional Services	18,792	20,394	15,099
Total reportable segments Adjusted Gross Profit	159,107	149,533	142,438
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(4,475)	(7,741)	(9,235)
Acquisition-related costs, net(3)	(328)	(753)	(664)
Restructuring costs	(2,629)	(260)	(706)
Less other reconciling items:
Sales and marketing	(52,477)	(54,387)	(67,321)
Research and development	(49,770)	(57,950)	(72,627)
General and administrative	(49,559)	(56,817)	(76,559)
Depreciation and amortization	(50,500)	(41,431)	(42,223)
Impairment of goodwill and intangible assets	(110,223)	—	—
Interest and other income (expense), net	(16,404)	637	9,106
Loss before income taxes	$(177,258)	$(69,169)	$(117,791)
____________________
(3) Acquisition-related costs, net include deferred retention expenses following the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Technology:
Revenue	$208,277	$194,852	$187,583
Adjusted Cost of Revenue(1)	67,962	65,713	60,244
Adjusted Gross Profit	$140,315	$129,139	$127,339

Professional Services:
Revenue	$102,859	$111,732	$108,355
Adjusted Cost of Revenue(2)	84,067	91,338	93,256
Adjusted Gross Profit	$18,792	$20,394	$15,099
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our Form 10-K/A in lieu of our proxy statement relating to our 2026 Annual Meeting of Stockholders. The Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Form 10-K/A in lieu of our proxy statement relating to our 2026 Annual Meeting of Stockholders. The Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Form 10-K/A in lieu of our proxy statement relating to our 2026 Annual Meeting of Stockholders. The Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Form 10-K/A in lieu of our proxy statement relating to our 2026 Annual Meeting of Stockholders. The Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Form 10-K/A in lieu of our proxy statement relating to our 2026 Annual Meeting of Stockholders. The Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.

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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger, dated January 10, 2025, by and among Health Catalyst, Inc., Upfront Healthcare Services, Inc., and the other parties named therein.	10-K	2.1	February 26, 2025

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	10-K/A	10.1#	April 30, 2025

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Amended and Restated Executive Severance Plan.	Filed herewith

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	10-K	10.6	February 28, 2023

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.9#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021
10.10#	Offer Letter, dated March 27, 2023, between the Registrant and Ben Landry.	10-Q	10.2	May 10, 2023

10.11#	Offer Letter, dated September 5, 2025, between the Registrant and Benjamin Albert.	8-K	10.1	February 18, 2026

10.12#	Offer Letter, dated February 12, 2026, between the Registrant and Benjamin Albert.	8-K	10.1	February 18, 2026

10.13#	Letter of Agreement, among the Registrant, First Light Asset Management, LLC and Mathew Arens.	8-K	10.1	December 2, 2025

10.14#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.15#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

19.1	Insider Trading Policy.	10-K	19.1	February 26, 2025

21.1	Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	97	February 22, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

HEALTH CATALYST, INC.

Date: 3/12/2026	By:	/s/ Jason Alger
Jason Alger
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Benjamin Albert, Jason Alger, and Benjamin Landry, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Albert	Chief Executive Officer and Director	3/12/2026
Benjamin Albert	(Principal Executive and Operating Officer)

/s/ Jason Alger	Chief Financial Officer	3/12/2026
Jason Alger	(Principal Financial and Accounting Officer)

/s/ John A. Kane	Director	3/12/2026
John A. Kane

/s/ Mathew Arens	Director	3/12/2026
Mathew Arens

/s/ Jill Hoggard Green	Director	3/12/2026
Jill Hoggard Green

/s/ Matthew Kolb	Director	3/12/2026
Matthew Kolb

/s/ Julie Larson-Green	Director	3/12/2026
Julie Larson-Green

/s/ Justin Spencer	Director	3/12/2026
Justin Spencer