Form 10-K/A
period 2025-12-31
Health Catalyst, Inc.
filed 2026-04-30
CIK 1636422

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
DOCUMENTS INCORPORATED BY REFERENCE
None
_______________

EXPLANATORY NOTE

On March 12, 2026, Health Catalyst, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of an amendment to our annual report on Form 10-K into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are amending Item 15 of Part IV to reflect the inclusion of these certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

HEALTH CATALYST, INC.
Amendment No. 1 to 2024 Annual Report on Form 10-K

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTORS
The following table sets forth information regarding our directors as of April 29, 2026(1):

Name	Class	Age	Position	Director Since	Current Term Expires	Expiration of Term for Which Nominated
Employee Directors:
Benjamin Albert	III	53	Chief Executive Officer and Director	2026	2028	—

Non-Employee Directors:
Mathew Arens(4)	I	51	Director	2025	2026	2029
Jill Hoggard Green(2)(3)(4)	III	67	Director	2024	2028	—
Matthew Kolb(5)	I	44	Director	2023	2026	—
Julie Larson-Green(2)(3)	II	64	Director	2020	2027	—
Justin Spencer(2)	I	54	Chair and Director	2025	2026	2029

(1)	Steven Nelson has been appointed to our Board effective May 1, 2026.
(2)	Member of our audit committee.
(3)	Member of our compensation committee.
(4)	Member of our nominating and corporate governance committee.
(5)
On December 1, 2025, the Board determined that it would not renominate Matthew Kolb for election at the Company’s 2026 annual meeting of stockholders and Mr. Kolb then notified the Board that he agreed he would not stand for re-election at the Company’s 2026 annual meeting of stockholders. Mr. Kolb’s term will end immediately prior to the commencement of the 2026 annual meeting of stockholders.

Information Concerning Directors

Benjamin Albert. Mr. Albert has served as our Chief Executive Officer and a member of our board of directors since February 2026. Mr. Albert has also served as our President and principal operating officer since September 2025. Prior to serving as our Chief Executive Officer, Mr. Albert served as our Chief Operating Officer from September 2025 to February 2026. Mr. Albert joined Health Catalyst in January 2025 through its acquisition of Upfront Healthcare Services, Inc. (“Upfront”), where he served as Chief Executive Officer and Co-Founder since 2016. Prior to launching Upfront, he founded and led Care Team Connect beginning in 2009, a care management platform for providers. Care Team Connect was later acquired by The Advisory Board Company in 2013, and Mr. Albert served as an executive following close of that transaction. Mr. Albert also held various executive-level positions at PatientKeeper, Inc., an electronic health records company, between 2004 and 2009, and Data Harbor, Inc., a technology company, between 1999 and 2004, before both companies were acquired. He also served as an Entrepreneur-In-Residence and Operating Partner within the Strategic Investments Division of Cambia Health Solutions between 2015 to 2016. Mr. Albert holds a BA from Western Michigan University and an MBA from University of Illinois, Chicago.

We believe that Mr. Albert is qualified to serve as a member of our board of directors due to his experience as our Chief Executive Officer and his leadership experience in technology and healthcare businesses.

Mathew Arens. Mr. Arens has served as a member of our board of directors since December 2025. Mr. Arens is the Chief Executive Officer, Founder and Senior Portfolio Manager of First Light Asset Management, LLC (First Light), which he founded in 2013. Prior to establishing First Light, Mr. Arens was president and senior portfolio manager at Kopp Investment Advisors. While at Kopp Investment Advisors, he served as the sole portfolio manager for the firm’s health care-focused investment strategy. Mr. Arens holds a bachelor of science degree in financial planning from Purdue University.
We believe that Mr. Arens is qualified to serve as a member of our board of directors based on his experience as a Senior Portfolio Manager investing in other public and private companies in the health care sector and its industries as well as his knowledge of technology and healthcare businesses.

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

We believe that Dr. Hoggard Green is qualified to serve as a member of our board of directors based on her executive leadership experience, including serving as a Chief Executive Officer and Chief Operating Officer of health systems, and her knowledge of the healthcare industry

Matthew Kolb. Mr. Kolb has served as a member of our board of directors since July 2023. Since September 2019, Mr. Kolb has served as the Executive Vice President and Chief Operating Officer of Carle Health, a nonprofit health system. From July 2014 to September 2019, Mr. Kolb served in a variety of roles at Carle Health, including Chief Administrative Officer. From August 2007 to July 2014, Mr. Kolb held various positions at Allina Health, a healthcare services company, including Vice President of the Neuroscience Institute. Mr. Kolb holds a B.A. from the University of Illinois at Urbana-Champaign, an M.H.A. from the University of Missouri-Columbia, and a J.D. from the University of Missouri-Columbia, School of Law.

We believe that Mr. Kolb is qualified to serve as a member of our board of directors based on his executive leadership experience, including serving as Chief Operating Officer of a health system, and his knowledge of the healthcare industry.

Julie Larson-Green. Ms. Larson-Green has served as a member of our board of directors since January 2020. Since September 2021, Ms. Larson-Green has served as Chief Technology Officer of Magic Leap, Inc., a technology company. Between January 2018 and February 2021, Ms. Larson-Green served as the Chief Experience Officer at Qualtrics International Inc. From 1993 to 2017, she served in a variety of executive leadership and product development roles at Microsoft, including leadership in building Microsoft Office, Windows, Internet Explorer, Xbox, and Surface. She served on the board of directors of View, Inc. from June 2021 until August 2024. Ms. Larson-Green holds a B.A. in Business Administration and Management from Western Washington University and Master’s degree in Computer Software Engineering from Seattle University.

We believe that Ms. Larson-Green is qualified to serve as a member of our board of directors based on her executive leadership experience, including Chief Experience Officer of a technology company, and her knowledge of the technology industry.
Justin Spencer. Mr. Spencer has served as a member of our board of directors since September 2025. Mr. Spencer is the Chief Financial Officer of Eko Health Inc. (Eko Health), a technology company, and has worked at Eko Health since December 2024. From July 2021 through June 2024, Mr. Spencer and his wife served as full-time voluntary mission leaders for the Church of Jesus Christ of Latter-day Saints. From August 2014 to June 2021, Mr. Spencer was the Chief Financial Officer of Vocera Communications (Vocera), a healthcare technology company.

Prior to joining Vocera, from September 2008 to November 2013, he served as Chief Financial Officer and Executive Vice President of Finance and Administration at Symmetricom Inc., a technology company. From November 2002 to June 2008, Mr. Spencer held various roles at Covad Communications Group (Covad), a broadband and communications company, including Executive Vice President and Chief Financial Officer as well as Vice President of Finance, Corporate Development and Investor Relations.
Between 2016 and 2019, Mr. Spencer also served as a member of the board of directors for iPass Inc., a publicly traded technology company, and served as its Audit Committee Chair and a member of its Compensation Committee. Mr. Spencer holds a Bachelor’s degree in Accounting from the University of Utah and an MBA from The Wharton School of Business.

We believe that Mr. Spencer is qualified to serve as a member of our board of directors based on his experience as a Chief Financial Officer and director of healthcare technology companies and his knowledge of the healthcare industry.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers as of April 29, 2026:

Name	Age	Position(s)
Benjamin Albert	53	Chief Executive Officer and Director
Jason Alger	42	Chief Financial Officer
Benjamin Landry	44	General Counsel
Linda Llewelyn(1)	59	Chief People Officer
_______________
(1) Linda Llewelyn will cease to serve as Chief People Officer effective June 1, 2026.

As previously disclosed, on February 12, 2026, the Board of Directors of Health Catalyst, Inc. appointed Benjamin Albert to succeed Mr. Burton as the Company’s Chief Executive Officer and principal executive officer, effective February 12, 2026. Mr. Albert stepped down as the Company’s Chief Operating Officer effective February 12, 2026. Previously, in connection with Mr. Albert’s appointment to President, Chief Operating Officer and principal operating officer effective September 16, 2025, Dan LeSueur ceased serving as Chief Operating Officer and principal operating officer of the Company, effective September 15, 2025. The company and Mr. LeSueur entered into an independent contractor agreement pursuant to which Mr. LeSueur served as a senior advisor until March 15, 2026.

On January 20, 2026, the Board of Directors of Health Catalyst, Inc. determined that Kevin Freeman would cease to serve as the Chief Commercial Officer of the Company on February 1, 2026. The Company and Mr. Freeman entered into a separation agreement and an independent contractor agreement pursuant to which Mr. Freeman is serving as a senior advisor from February 2, 2026 until December 1, 2026.

Information Concerning Executive Officers

The following biographical information is furnished with respect to our executive officers (except for Mr. Albert, whose biographical information appears above under “Information Concerning Director”):

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

CORPORATE GOVERNANCE

Code of Conduct
Our board has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is available on our investor relations website at https://ir.healthcatalyst.com/corporate-governance/governance-overview. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above. During fiscal 2025, no waivers were granted from any provision of the code of conduct.
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
Committees of Our Board
Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board is described below. Members serve on these committees until their resignation or until as otherwise determined by our board. Each of the audit, compensation, and nominating and corporate governance committees operates pursuant to a separate written charter adopted by our board that is available to stockholders at https://ir.healthcatalyst.com/corporate-governance/governance-overview/.
Audit Committee
From January 1, 2025 to February 17, 2026, our audit committee consisted of Messrs. Kane and Gallagher and Ms. Smith, with Mr. Kane serving as the Chair, and from February 17, 2026 to April 1, 2026, our audit committee consisted of Messrs. Kane and Spencer and Ms. Larson-Green, with Mr. Kane serving as Chair. From April 1, 2026, our audit committee consists of Mr. Spencer and Mses. Hoggard Green and Larson-Green, with Mr. Spencer serving as Chair. The composition of our audit committee met and meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee met and meets the financial literacy requirements of the Nasdaq listing standards. In addition, our board has determined that Mr. Kane was and Mr. Spencer is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the Securities Act). Our audit committee, among other things:

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
Compensation Committee
Our compensation committee consists of Mses. Hoggard Green and Larson-Green, with Ms. Larson-Green serving as Chair, and additionally included Ms. Pramoda for fiscal 2025 through March 1, 2025. The composition of our compensation committee met and meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our board relating to compensation of our executive officers. Our compensation committee, among other things:

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

Nominating and Corporate Governance Committee

From January 1, 2025 to February 17, 2026, our nominating and corporate governance committee consisted of Messrs. Gallagher and Kane, with Mr. Gallagher serving as the Chair, and from February 17, 2026 to April 1, 2026, our nominating and corporate governance committee consisted of Mr. Arens and Ms. Hoggard Green, with Mr. Arens serving as Chair. From April 1, 2026, our nominating and corporate governance committee consists of Mr. Arens and Ms. Hoggard Green, with Mr. Arens serving as Chair. The composition of our nominating and corporate governance committee met and meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations. Our nominating and corporate governance committee, among other things:

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

Equity Award Timing Policies and Practices

While we have not granted any stock options to NEOs in 2025, grants of options to purchase our common stock, including for our NEOs, are generally based upon a predetermined schedule each year as a part of the annual compensation process described in the “Long-Term Equity Incentive” section above. If annual long-term incentive compensation is determined to be appropriate, our board, the compensation committee or applicable designee approves any annual grants of equity awards, which can include stock options, for continuing team members in the first fiscal quarter commensurate with the prescheduled board and committee meetings. The grant dates of stock options are generally selected so as not to be within a short period of time, as described in the SEC’s Staff Accounting Bulletin 120 (SAB 120), prior to the release of MNPI such as on Forms 8-K, 10-Q or 10-K. Grants of stock options may occur at other times during the year due to business needs, such as for a newly hired team members or officers or newly appointed board members, though our current compensation program does not include stock options. The board, compensation committee or applicable designee does not anticipate the timing of disclosure of MNPI when determining the timing and terms of such awards, and we do not time the release of MNPI for the purpose of affecting the value of executive compensation. Exercise prices of stock options are based on the closing price of the underlying common stock on the grant date, subject to the applicable rules for non-qualified stock options and incentive stock options under our equity plan. Vesting dates for stock options typically follow a standard monthly cadence and would not be timed to anticipate the release of MNPI.

There were no grants of options to our NEOs within four business days before or one business day after the release of MNPI on Forms 8-K, 10-Q or 10-K in 2025. As such, no table of such option grants is presented under Item 402(x) of Regulation S-K.

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

Based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2025, we are not aware of any late Section 16(a) filings, except for one late report on Form 4 for each of Messrs. Landry and Gallagher and two late reports on Form 4 for each of Ms. Larson-Green and Mr. LeSueur, in all cases due to an inadvertent administrative error.

Item 11. Executive Compensation - Compensation Discussion and Analysis

Executive Summary
The following Compensation Discussion and Analysis describes our executive compensation program and the decisions in fiscal 2025 regarding the compensation for:

•	Daniel Burton, our former Chief Executive Officer(1);

•	Jason Alger, our Chief Financial Officer;

•	Benjamin Albert, our Chief Executive Officer and President, and former Chief Operating Officer(2);

•	Kevin Freeman, our former Chief Commercial Officer(3);

•	Benjamin Landry, our General Counsel;

•	Dan LeSueur, our former Chief Operating Officer(4);

(1)	Effective February 12, 2026, Mr. Burton retired as Chief Executive Officer and principal executive officer.
(2)
Mr. Albert was appointed as our President, Chief Operating Officer and principal operating officer on September 16, 2025. On February 12, 2026, our Board appointed Mr. Albert to succeed Mr. Burton as the Company’s Chief Executive Officer and principal executive officer, effective February 12, 2026. Mr. Albert stepped down as the Company’s Chief Operating Officer effective February 12, 2026. Mr. Albert joined the company in January 2025 as part of the Upfront Healthcare Services acquisition.

(2)
On January 20, 2026, our Board determined that Mr. Freeman would cease to serve as the Chief Commercial Officer of the Company on February 1, 2026. The Company and Mr. Freeman entered into a separation agreement and an independent contractor agreement pursuant to which Mr. Freeman would serve as a senior advisor from February 2, 2026 until December 1, 2026.

(3)
Mr. LeSueur ceased serving as Chief Operating Officer and principal operating officer of the Company, effective September 15, 2025. The Company and Mr. LeSueur entered into a separation agreement and an independent contractor agreement pursuant to which Mr. LeSueur would serve as an advisor for a brief period of time. Mr. LeSueur’s cessation of serving as Chief Operating Officer and principal operating officer of the Company is not the result of any disagreement or conflict with the Company. The Company and Mr. LeSueur entered into an independent contractor agreement pursuant to which Mr. LeSueur served as a senior advisor until March 15, 2026.

We refer to these executive officers collectively in this Compensation Discussion and Analysis and the accompanying compensation tables as the named executive officers (NEOs).

This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each element of compensation that we provide. In addition, we explain how and why our compensation committee arrived at the specific compensation policies and decisions involving our named executive officers during fiscal 2025.

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

Highlights of Fiscal 2025 Executive Compensation Program

Consistent with our performance and compensation objectives for fiscal 2025, our compensation committee took the following key actions relating to the compensation of our named executive officers for fiscal 2025:

Base Salaries – Base salaries for our named executive officers were reviewed in light of salary market data, local market conditions, and company and individual performance, some of which were informed by our engagement of an independent compensation consultant, Aon. Consistent with these considerations and review, there were base salary increases for Mr. Albert, Mr. Alger, and Mr. Freeman in fiscal 2025 generally aligned with benchmarking performed by our compensation consultant. Mr. Albert’s salary was increased in connection with his promotion to Chief Operating Officer and President in September 2025.

Annual Performance-Based Incentives – In February 2025, our compensation committee approved the 2025 Bonus Plan that retained many of the same characteristics and metrics as the 2024 Bonus Plan, but 100% of the 2025 Bonus Plan target for all eligible team members were paid through PRSUs, based on selected company performance objectives similar to those in place for fiscal 2024. The bonus pool achievement and payout was capped at 100%.

Long-Term Incentive Compensation – We granted long-term incentive compensation in the form of service-based vesting RSUs that may be settled for shares of our common stock to align the long-term incentive opportunities of all of our eligible team members, including our named executive officers, with the interests of our stockholders.

In order to further align the interests of our named executive officers with our long-term growth and interests of our stockholders, in February 2025, each named executive officer, with the exception of Mr. Albert who received executive PRSUs upon his appointment to President and Chief Operating Officer effective September 16, 2025, was granted executive PRSUs with a three-year measurement period that includes performance targets for Total Shareholder Return (TSR) Achievement (weighted 25%), Revenue Growth Rate Achievement (weighted 25%), and Adjusted EBITDA Margin Achievement (weighted 50%), as part of their typical, annual long-term incentive plan (LTIP) equity grants. These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2025, 2026, and 2027 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2025, 2026, and 2027 vesting periods, each rounded to the nearest whole share.

The grant date fair values of these equity awards are set forth in the “Fiscal 2025 Summary Compensation Table” and the “Fiscal 2025 Grants of Plan-Based Awards Table” below.

Fiscal 2025 Target Compensation Mix – As shown in the graphics below, approximately 87% of the target fiscal 2025 annual compensation for our CEO and, on average, 82% of the target fiscal 2025 annual compensation for the other named executive officers was at risk (i.e., variable) based on our performance, our stock price, or a combination of the two. The percentages for the PRSUs and RSUs below are calculated based on the grant date fair value assuming target achievement of performance measures.

2025 Target Compensation Mix

CEO Compensation
Non-Variable 13%
13%
38%
49%
Variable 87%
Base Salary: 13%
Total PRSUs: 49%
Long term RSU: 38%

Average NEO Compensation
Non-Variable 18%
18%
47%
35%
Variable 82%
Base Salary: 18%
Total PRSUs: 35%
Long term RSU: 47%

__________
Total PRSUs in the chart above include the executive PRSUs with a three-year measurement period that includes performance targets for TSR Achievement, Revenue Growth Rate Achievement, and Adjusted EBITDA Margin Achievement that are granted as part of their typical, annual LTIP equity grants, all as further described below and valued based upon target and share price at the time of grant.

2025 Actual Compensation Mix

CEO Compensation

Non-Variable 29%
29%
42%
29%
Variable 71%
Base Salary: 29%
Total PRSUs: 29%
Long term RSU: 42%

__________
The average named executive officer’s base salary and cash bonus amounts presented in the chart above are based on the actual amounts paid out for fiscal 2025.

Total PRSUs presented in the chart above represent the estimated December 31, 2025 fair value of the amounts granted in fiscal 2025 that were outstanding as of December 31, 2025. The actual long-term RSU amount in the chart above was calculated as the fair value as of the vesting date for RSUs that vested during fiscal 2025 plus the estimated December 31, 2025 fair value of outstanding RSUs that were outstanding as of December 31, 2025.

Looking Ahead - 2026 Compensation Update

In February 2026, our compensation committee approved the 2026 Bonus Plan and 2026 RSU equity grants that will retain most of the same characteristics as the 2025 Bonus Plan. Below is a summary of some of the notable updates to our 2026 compensation program for our named executive officers:

•
In order to maintain the alignment of the interests of our named executive officers with our long-term growth and interests of our stockholders as well as provide competitive compensation to our executives, each named executive officer who was still providing services as of February 25, 2026 was granted RSUs that vest quarterly over a three year vesting period.

•	100% of the 2026 Bonus Plan target for all eligible team members will be paid through cash, based on selected company performance objectives similar to those in place for fiscal 2025.

Fiscal 2025 Executive Compensation Policies and Practices
Our executive compensation policies and practices reinforce our pay-for-performance philosophy and align with sound governance principles. Listed below are highlights of our fiscal 2025 compensation policies and practices.

	What we do		What we do not do
☑	Use a pay-for-performance philosophy to align executive compensation with performance	☒	No “single-trigger” cash or equity change in control benefits for executives
☑
Use equity-based compensation, including RSUs and PRSUs, to generally deliver a majority of the total compensation of our executive officers to further align their interests with those of our stockholders
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
Say-on-Pay Advisory Stockholder Vote on Executive Compensation

At the 2026 Annual Meeting of Stockholders, we will be conducting a non-binding stockholder advisory vote on the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote).

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
In general, we aim for a significant majority of the compensation opportunity for our named executive officers to be weighted towards equity (most of which vests over three or four years and some that vest based upon specific performance objectives), as opposed to cash compensation. We generally structure our executive compensation program to be weighted towards long-term equity incentives as we continue to transition the compensation of our named executive officers to levels that are more consistent with executive compensation in our compensation peer group, which we also believe correlates with the growth of sustainable long-term value for our stockholders. As discussed above, we implemented a long-term PRSU executive compensation component for all named executive officers in fiscal 2025 for all named executive officers, including our CEO.
We evaluate our executive compensation philosophy and executive compensation program, including design and competitiveness, at least annually and as circumstances require. As part of this review process, our compensation committee applies our values and the objectives outlined above.

Compensation-Setting Process

Role of the Compensation Consultant

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from the committee’s annual executive compensation review. For fiscal 2025, our compensation committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (Aon), a top global consulting firm, to provide it with market information, analysis, and other advice relating to executive compensation on an ongoing basis. Aon was engaged to, among other things:

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

Elements of Our Executive Compensation Program
Our executive compensation program consists of the following primary components:

Element	Type of Element		Compensation Element	Objective
Base Salary	Fixed	•	Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market and reward performance
Annual Performance-Based Incentives	Variable	•	PRSU awards (with a 1-year performance period) that may be earned and settled for shares of our common stock	Designed to motivate our executives to achieve annual business objectives contained in our annual operating plan and provide financial incentives when we meet or exceed these annual objectives

Long-term Incentive Compensation	Variable	•	RSU awards that may vest and be settled for shares of our common stock	Designed to align the interests of our executives and our stockholders by motivating executives to create sustainable long-term stockholder value
		•	PRSU awards (with a 3-year performance period) that may be earned and settled for shares of our common stock
Severance and change in control-related payments and benefits	Mix	•	Cash	Designed to attract and retain highly talented executives by providing severance and change in control-related payments and benefits that are competitive in the market
		•	Accelerated vesting of Stock Options, RSU, and/or PRSU awards

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

The actual salaries paid to our named executive officers for fiscal 2025 and fiscal 2024 and the percentage change compared to fiscal 2024 are set forth below.

Named Executive Officer	Fiscal 2025 Base Salary	Fiscal 2024 Base Salary	Change from Fiscal 2024
Daniel Burton	525,000	$525,000	—%
Jason Alger(1)	353,125	338,333	4
Benjamin Albert(2)	343,722	N/A	N/A
Kevin Freeman(3)	395,625	387,500	2
Benjamin Landry	410,000	391,667	5
Dan LeSueur(4)	255,000	350,000	(27)
________________________

(1)	Mr. Alger’s base salary increased from $350,000 to $425,000 effective December 16, 2025.
(2)
Mr. Albert’s base salary increased from $310,500 to $475,000 effective September 16, 2025 in connection with his appointment as Chief Operating Officer and President. Mr. Albert joined the company in January 2025 as part of the Upfront Healthcare Services acquisition.

(3)	Mr. Freeman’s base salary increased from $395,000 to $410,000 to effective December 16, 2025.
(4)	Mr. LeSueur ceased serving as Chief Operating Officer and principal operating officer of the Company, effective September 15, 2025, so the salary included above is only through such date.

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
For our 2025 Bonus Plan, up to 100% of the 2025 Bonus Plan target was payable through PRSUs, based on selected company performance objectives. In addition, our compensation committee considered the factors described in the section titled “Oversight of Executive Compensation Program—Compensation-Setting Process” above.

Overview & Structure
In February 2025, our compensation committee adopted and approved the performance criteria and targets for fiscal 2025 under our Bonus Plan, as set forth in the section titled “Corporate Performance Measures” below. The Bonus Plan provides opportunities for incentive compensation for all team members, including the named executive officers, based on our actual achievement of pre-established corporate financial objectives. The target levels for the financial objectives were set at levels determined to be challenging and requiring substantial skill and effort by our named executive officers.

The 2025 Bonus Plan is designed such that participants are to receive 100% of their target bonus in PRSUs with a maximum 125% stretch threshold in specific categories that may counter lower achievement in other categories with a cap of 100% total payout in order to align the committee’s assessment of our named executive officers’ performance to our achievement of our annual operating plan.

Target Annual Incentive Compensation Opportunities

In February 2025, in connection with its review of our executive compensation program, our compensation committee approved the target annual incentive opportunities of our named executive officers, as set forth in the table below.

Target Performance-Based Incentives for Fiscal 2025

The target annual incentive bonus opportunities for our named executive officers for fiscal 2025 were as follows:

Named Executive Officer	Base Salary	Target Performance-Based Incentive as Percent of Base Salary(1)	2025 Target Annual Incentive Bonus Opportunity(2)
Daniel Burton	$525,000	100%	$525,000
Jason Alger	425,000	65	276,250
Benjamin Albert	310,500	35	108,675
Kevin Freeman	410,000	100	410,000
Benjamin Landry	410,000	55	225,500
Dan LeSueur	445,000	70	311,500

(1)	Represents the total target performance-based incentive percent of base salary effective as of the annual bonus PRSU grant date of February 20, 2025 (March 17, 2025 for Mr. Albert).

(2)
Represents the fiscal 2025 target PRSU bonus amount for each of our named executive officers and was calculated based on 100% of the expected December 31, 2025 base salary and target bonus percentage as of March 17, 2025 for Mr. Albert and February 20, 2025 for all other NEOs. Refer to the section titled “Corporate Performance Measures and Bonus Plan Funding Methodology” below for more information.

Corporate Performance Measures and Bonus Plan Funding Methodology

To measure performance for purposes of the Annual Bonus Plan, our compensation committee selected company performance objectives as shown below:

Category	%		Fiscal 2025 Annual Bonus Plan Metric
Improvement(1)	6.7%(1)	•	Client satisfaction score
		•	Team member engagement score
	6.7%	•	Percentage of select clients(2) achieving measurable improvements
		•	Number of measurable improvements (all clients)
	6.7%	•	Percentage of projects on time
Growth	10%	•	Net New / Total Number of Platform Clients
	15%	•	New Platform Client ARR+NRR
	15%	•	Platform Client Dollar-based Net Retention
Scale	40%	•	Adjusted EBITDA

(1)	Based on the lower of the client satisfaction or team member engagement scores.

(2)	Select clients include participating Platform Clients and certain other participating clients.

Below are selected definitions of our 2025 metrics:

Platform Clients are defined as: (i) all Platform Clients as of December 31, 2024 under our historical definition (formerly referred to as DOS Subscription Clients, which we also referred to as Platform Subscription Clients), and (ii) as of January 1, 2025, any client that signs technology contracts with at least $100,000 of incremental total annual recurring revenue (ARR) and non-recurring revenue (NRR) in a given calendar year, inclusive of clients that come through acquisition if we first begin recognizing revenue for the client post-acquisition and that total ARR and NRR exceeds $100,000 in that calendar year, so long as such client maintains an active subscription as of the end of the period. Once a client is designated as a Platform Client, it will continue to be a Platform Client unless it is no longer a client with an active subscription as of the end of the period.

Dollar-based Retention Rate We calculate our Dollar-based Retention Rate as of a period end by starting with the sum of the technology and Tech-Enabled Managed Services (TEMS) ARR from our Platform Clients as of the date 12 months prior to such period end (prior period 2025 ARR). This calculation excludes professional services ARR and non-recurring revenue. We then calculated the sum of the ARR from these same clients as of the current period end (current period 2025 ARR). Current period 2025 ARR includes any upsells and also reflects contraction or attrition over the trailing twelve months but excludes ARR from new Platform Clients added in the current period who were not clients at the beginning of such period. This current period 2025 ARR may include acquired ARR from clients (i.e., through acquisition of a company) that overlap with the Platform Clients in a given calendar year. We then divide the current period 2025 ARR by the prior period 2025 ARR to arrive at our Dollar-Based Retention Rate for Technology and TEMS. We calculate applicable ARR for each Platform Client as the expected monthly recurring revenue of our clients as of the last day of a period multiplied by 12. Because our primary business model is to contract for our Platform, analytics applications, and TEMS, our Dollar-Based Retention Rate calculated above only includes our Platform Clients. App Clients that do not meet the definition of a Platform Client, which are primarily legacy Medicity, Able Health, Healthfinch, Vitalware, Twistle, KPI Ninja, ARMUS, ERS, Carevive, Lumeon, Intraprise, and Upfront clients, are not included in the Dollar-Based Retention Rate metrics. As it relates to TEMS, we define this cohort of clients as Platform Clients who subscribe to a Tech-Enabled Managed Services contract with the exception of our pilot ambulatory TEMS offering related to specific ambulatory services agreements, which were sunset in 2025 and which is excluded from Dollar-Based Retention Rate calculations in prior, current and future periods. This cohort of technology and TEMS ARR from our Platform Clients represented the majority of our ARR as of December 31, 2025 and 2024.

Adjusted EBITDA as reflected in our quarterly and annual financial statements is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, (vi) litigation costs, (vii) restructuring costs, (viii) impairment of goodwill and intangible assets, and (ix) non-recurring lease-related charges, as applicable. Adjusted EBITDA Margin is a non-GAAP financial measure that we define as Adjusted EBITDA as a percentage of total revenue. For an explanation of our management’s use of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss and net loss margin,, the most directly comparable financial measures calculated in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, please see the Reconciliation of Non-GAAP Financial Measures section at the end of Item 11.

Measurable improvements represent meaningful (i.e., significant enough to present to the client), favorable changes that have been quantified and approved by the client.

The target levels required for 100% achievement for the corporate performance measures under our Bonus Plan were approved by our compensation committee and board of directors. The compensation committee set high target thresholds to ensure that incentive payments would only follow significant achievement and total payouts could have been as low as 0% if minimum thresholds were not met. The total payouts for each individual metric were capped at 125%, while the total combined payouts were capped at 100% of the target amounts.

Performance in Fiscal 2025 and Payouts

In February 2026 our compensation committee assessed our performance against the composite targets established under the 2025 Annual Bonus Plan and the actual achievement compared to the target are described below. The achievement percentages displayed in the tables below are zero if the minimum bonus threshold was not reached, 50% if the threshold was reached, 100% if the target was reached, 125% if the stretch goal was reached, or the percentage achieved of the range between the threshold, target, and stretch performance amounts. The Improvement, Growth, and Scale metrics are capped at 125% with a combined 100% total payout cap. The compensation committee has endeavored to set the performance goals at definitive, rigorous, and objective levels so as to require significant effort and achievement by our executive team to be attained.

Category	% Weighting	Actual Achievement of Target	Performance Measure	Threshold	Target	Stretch	Actual Result
Improvement	6.7%	90%	Client satisfaction score	7.0	8.0	8.5	7.8
		—%	Team member engagement score	4.1	4.3	4.4	3.8
	6.7%	60%	Percentage of select clients achieving measurable improvements	60%	75%	85%	62%
		125%	Number of measurable improvements (all clients)	135	170	185	247
	6.7%	105%	Percentage of projects on time	60%	80%	90%	82%
For the Improvement category, the client satisfaction score was determined based on client survey results converted to a scale of 1 to 10. The actual team member engagement score was determined based on Gallup survey results converted to a scale of 1 to 5. These survey results provide us with feedback from our users and team members and provide a valuable non-financial strategic input for our leadership team in running our business. Our client satisfaction score in fiscal 2025 was 7.8 and the comparable measure of team member engagement score was 3.8. The improvement bonus payout for our named executive officers is based on the lower of the two metrics which, for the team member engagement score, did not meet the threshold target amount of 4.1.

Measurable improvements represent a meaningful, favorable change that has been quantified and approved by the client. Measurable improvements provide a non-financial metric for leadership that demonstrates how we are adding value to our clients and accelerates the Health Catalyst flywheel. The percentage of select clients achieving measurable improvements was 62%, which was above the minimum threshold of 60% but below the performance target of 75%. The number of measurable improvements for all clients was 247 which was above the stretch goal of 185.

We track the percentage of projects completed on time as an important, non-financial metric for leadership that demonstrates how we are providing timely service and value to our clients and accelerates the Health Catalyst flywheel. The percentage of projects completed on time was 82%, which was above the performance target of 80%.

Category	% Weighting	Actual Achievement of Target	Performance Measure	Threshold	Target	Stretch	Actual Result
Growth	10%	—%	Net New / Total Number of Platform Clients	40 / 170	50 / 180	55 / 185	Below Minimum Threshold
	15%	—%	New Platform Client ARR+NRR ($ millions)	$20.0	$25.0	$27.5
	15%	—%	Platform Client Dollar-based Net Retention	103%	105%	106%
With respect to the Growth category, actual new client growth, measured as net new and total Platform Clients, was below the minimum threshold goal of 40 net new and 170 total Platform Clients in fiscal 2025. New Platform Client ARR+NRR was below the minimum threshold of $20.0 million in fiscal 2025. Platform Client Dollar-based Net Retention was below the minimum threshold of 103% in fiscal 2025.

Category	% Weighting	Actual Achievement of Target	Performance Measure	Threshold	Target	Stretch	Actual Result
Scale	40%	64%	Adjusted EBITDA ($ millions)	$40.0	$45.0	$47.5	$41.4
For assessing our performance, our fiscal 2025 Adjusted EBITDA was a significant improvement compared to the $26.1 million of Adjusted EBITDA from fiscal 2024 and exceeded the minimum threshold of $40.0 million, but was below the performance target of $45.0 million. Adjusted EBITDA is a non-GAAP financial measure. For an explanation of our management’s use of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, please see the Reconciliation of Non-GAAP Financial Measures section at the end of Item 11.
As a result, the total actual annual performance-based incentive compensation for our named executive officers under the Annual Bonus Plan in fiscal 2025 were as follows:

Named Executive Officer	2025 Target Annual Performance-Based Incentive Compensation Opportunity	2025 Actual Annual Performance-Based Incentive Compensation(1)
Daniel Burton	$525,000	$79,183
Jason Alger	276,250	41,666
Benjamin Albert	108,675	15,448
Kevin Freeman(2)	410,000	34,011
Benjamin Landry	225,500	61,838
Dan Lesueur(2)	311,500	46,983

(1)
Based on our actual achievement against the composite targets established under the 2025 Annual Bonus Plan, the resulting total composite bonus achievement percentage resulted in 39% of the 2025 annual bonus PRSUs vesting. The actual annual performance-based incentive compensation calculated above is based on the actual number of 2025 annual bonus PRSUs vested multiplied by the December 31, 2025 closing share price. The decrease in price per share compared to the original grant dates resulted in these values being approximately 15% of the target annual performance-based incentive compensation opportunity amounts as of December 31, 2025.

(2)	Messrs. Freeman and LeSueur remained eligible for the annual performance-based incentive compensation after their previously noted departures as part of their separation agreements.
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

For fiscal 2025, our compensation committee determined that the equity awards to be granted to our chief executive officer should be in the form of 50% RSUs and 50% long-term PRSUs and the equity awards to be granted to our other executive officers should be in the form of approximately 66.67% RSUs and 33.33% long-term PRSUs. Equity awards in the form of RSUs and PRSUs provide retention incentives for our named executive officers and reward them for long-term stock price appreciation while at the same time providing some value even if the market price of our common stock declines. The equity awards granted to our named executive officers in fiscal 2025 are set forth in the “2025 Summary Compensation Table” and the “2025 Grants of Plan-Based Awards Table” below.

RSUs

We believe RSUs provide a strong retention incentive for our named executive officers, provide a reward for long-term stock price appreciation while at the same time providing some value even if the market price of our common stock declines, and are less dilutive than stock options to our stockholders. All RSUs are granted under our 2019 Plan and are settled for shares of our common stock. In fiscal 2025, we granted our named executive officers RSUs that vest as to one-third of such shares on December 1 of such grant year and in 8 approximately equal quarterly installments thereafter, so long as the named executive officer continues a service relationship with us through the applicable vesting dates.

Long-term PRSUs
Fiscal 2025-2027 PRSUs
In order to further align the interests of our named executive officers with our long-term growth and interests of our stockholders, each named executive officer as of February 20, 2025 (or September 24, 2025 in the case of Mr. Albert) was granted executive PRSUs with a three-year measurement period (Fiscal 2025-2027 PRSUs) that includes performance targets for TSR Achievement (weighted 25%), Revenue Growth Rate Achievement (weighted 25%), and Adjusted EBITDA Margin Achievement (weighted 50%), as part of their typical, annual LTIP equity grants. These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2025, 2026, and 2027 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2025, 2026, and 2027 vesting periods, each rounded to the nearest whole share.
Our compensation committee selected the following company performance objectives for these Fiscal 2025-2027 PRSUs as shown below:

Fiscal 2025-2027 PRSU Metrics	% Weighting	Why It Matters
TSR Achievement(1)	25%	Aligns our three-year stock performance to the Russell 3000 index. Investors recognize TSR as an appropriate measure to motivate executives and achieve alignment with shareholder interests.
Revenue Growth Rate Achievement(2)	25%	Establishes forward looking three-year GAAP revenue growth targets, providing an effective indicator of future top-line growth prospects and driving long-term performance and value creation. Aligns with our technology and professional services growth strategy.
Adjusted EBITDA Margin Achievement(3)	50%	Aligns three-year Adjusted EBITDA Margin growth resulting from the effective execution of our strategic operating plan to broadly comparable companies subject to similar external market and economic factors. Our ability to generate long-term profitability is critical to our growth and funding of operating and investing activities.

(1)	Based on our TSR as a percentile of the TSR for the Russell 3000 for the applicable fiscal year vesting period.

(2)	Based on our total GAAP revenue annual growth rate relative to the prior fiscal year for the applicable fiscal year vesting period.

(3)	Based on our Adjusted EBITDA as a percentage of total GAAP revenue for the applicable fiscal year vesting period.
Our compensation committee set the Adjusted EBITDA Margin and Revenue Growth Rate thresholds and targets separately for each of the three fiscal years in the fiscal 2025-2027 performance period based on our long-term strategic plan, as well as consideration of long-term performance expectations for the Russell 3000. This approach ensures that we provide competitive incentive compensation based on market competitive performance while continuing to focus on our strategic long-term commitments.

Fiscal 2025-2027 PRSU Performance Goals and Actual Vesting

In February 2026 our compensation committee assessed our performance against the composite targets established for fiscal 2025 as part of the Fiscal 2025-2027 PRSUs and long-term incentive plan and the actual achievement compared to the target is described below.

Fiscal 2025-2027 PRSUs
Performance Period	% Weighting	Performance Metric	% Weighting	Threshold	Target	Actual Result	Weighted Performance
Fiscal 2025	33.33%	TSR Percentile	25.0%	30.0%	55.0%	3.7%	—%
		Revenue Growth	25.0%	6.0%	10.0%	1.5%	—%
		Adjusted EBITDA Margin	50.0%	8.0%	11.0%	13.3%	50.0%
Fiscal 2025 Final Vesting Percentage							50.0%
Fiscal 2026	33.33%	TSR Percentile	25.0%	30.0%	55.0%	TBD	To be determined (TBD)
		Revenue Growth Rate	25.0%	10.0%	13.0%
		Adjusted EBITDA Margin	50.0%	10.0%	13.0%
Fiscal 2026 Final Vesting Percentage							TBD
Fiscal 2027	33.34%	TSR Percentile	25.0%	30.0%	55.0%	TBD	TBD
		Revenue Growth Rate	25.0%	6.0%	10.0%
		Adjusted EBITDA Margin	50.0%	11.0%	14.0%
Fiscal 2027 Final Vesting Percentage							TBD

The vesting opportunity in respect to each Fiscal 2025-2027 PRSU metric and fiscal year is calculated separately according to the vesting percentages described below.

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
In February 2026 our compensation committee assessed our performance against the composite targets established for fiscal 2025 as part of the Fiscal 2024-2026 PRSUs and long-term incentive plan and the actual achievement compared to the target is described below.

Fiscal 2024-2026 PRSUs
Performance Period	Performance Metric	% Weighting	Threshold	Target	Actual Result	Weighted Performance
Fiscal 2025	TSR Percentile	25.0%	25.0%	55.0%	3.7%	—%
	Revenue Growth Rate	25.0%	5.0%	10.0%	1.5%	—%
	Adjusted EBITDA Margin	50.0%	7.0%	10.0%	13.3%	50.0%
Fiscal 2025 Final Vesting Percentage						50.0%
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
In February 2026 our compensation committee assessed our performance against the composite targets established for fiscal 2025 as part of the Fiscal 2023-2025 PRSUs and long-term incentive plan and the actual achievement compared to the target is described below.

Fiscal 2023-2025 PRSUs
Performance Period	Performance Metric	% Weighting	Threshold	Target	Actual Result	Weighted Performance
Fiscal 2025	TSR Percentile	33.3%	30.0%	55.0%	3.7%	—%
	Revenue Growth Rate	33.3%	13.0%	20.0%	1.5%	—%
	Adjusted EBITDA Margin	33.3%	6.5%	10.0%	13.3%	33.3%
Fiscal 2025 Final Vesting Percentage						33.3%
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

Plan participants are able to defer eligible compensation subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the Code). We now provide a matching contribution of 50% of employee contributions up to 4% of compensation, which vests after two years of service. During the first half of fiscal 2025 we provided a matching contribution of 100% of employee contributions up to 4% of compensation, which were paused during the second half of fiscal 2025.

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

Individual agreements in place during the year ended December 31, 2025 for our named executive officers
Daniel Burton
On September 26, 2011, we entered into an offer letter with Mr. Burton to serve as our Chief Executive Officer. The offer letter provides for Mr. Burton’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Effective February 12, 2026 and February 17, 2026, Mr. Burton retired as Chief Executive Officer and resigned from our board, respectively. In connection with his retirement, we entered into a transition agreement with Mr. Burton. The transition agreement provides for an average monthly base salary of $10,000 beginning March 1, 2026 and healthcare continuation coverage in exchange for his continued employment, the forfeiture of all of his unvested restricted stock units and unvested performance-based stock units that are otherwise eligible for vesting after March 2, 2026 and a general release of claims. The transition agreement covers the period from March 1, 2026 through December 31, 2026, where Mr. Burton serves as senior advisor.

Jason Alger
On April 4, 2013, we entered into an offer letter with Mr. Alger, who currently serves as our Chief Financial Officer. The offer letter provides for Mr. Alger’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Benjamin Albert
On January 22, 2025, we entered into an offer letter with Mr. Albert to serve as the Chief Executive Officer of the Upfront Healthcare Services business unit of the company. On September 16, 2025, Mr. Albert was appointed to the role of President and Chief Operating Officer of the Company. Effective February 12, 2026, Mr. Albert was appointed to the role of Chief Executive Officer of the Company and resigned as Chief Operating Officer. The offer letter provides for Mr. Albert’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Kevin Freeman
On August 7, 2020, we entered into an offer letter with Mr. Freeman, who served as our Chief Commercial Officer. The offer letter provides for Mr. Freeman’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Effective February 1, 2026, Mr. Freeman ceased serving as Chief Commercial Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. Freeman. As part of his separation agreement, Mr. Freeman was entitled to receive (i) a cash payment of $307,500, which represented nine months of his salary payable in a cash lump sum, and (ii) COBRA continuation payments for up to nine months. As part of his consulting agreement, Mr. Freeman was entitled to continued vesting of RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before December 1, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after December 1, 2026 were forfeited with no additional equity, cash or other forms of compensation as part of the separation and consulting agreements. The consulting agreement covers the period from February 2, 2025 through December 1, 2026, where Mr. Freeman serves as senior advisor, and in return he is receiving the benefits noted above. All of these payments and benefits were in exchange for Mr. Freeman’s execution of a general release of claims in favor of us and our affiliates.

Benjamin Landry
On March 27, 2023, we entered into an offer letter with Mr. Landry, who currently serves as our General Counsel. The offer letter provides for Mr. Landry’s at-will employment and sets forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Dan LeSueur
On October 17, 2011, we entered into an offer letter with Mr. LeSueur, who served as our Chief Operating Officer. The offer letter provided for Mr. LeSueur’s at-will employment and set forth his initial annual base salary, initial target annual bonus, and his eligibility to participate in our benefit plans generally.

Effective September 15, 2025, Mr. LeSueur ceased serving as Chief Operating Officer. In connection therewith, we entered into a separation agreement and a consulting agreement with Mr. LeSueur. As part of his separation agreement, Mr. LeSueur was entitled to receive (i) a cash payment of $270,000, which represented nine months of his salary payable in a cash lump sum, and (ii) COBRA continuation payments for up to nine months. As part of his consulting agreement, Mr. LeSueur was entitled to continued vesting of RSUs and PRSUs previously granted when he was an employee that were eligible to vest on or before March 15, 2026. All RSUs and PRSUs previously granted that were scheduled to vest after March 15, 2026, were forfeited with no additional equity, cash or other forms of compensation as part of the separation and consulting agreements. The consulting agreement covered the period from September 15, 2025 through March 15, 2026, where Mr. LeSueur served as senior advisor, and in return he received the benefits noted above. All of these payments and benefits were in exchange for Mr. LeSueur’s execution of a general release of claims in favor of us and our affiliates. Mr. LeSueur is no longer providing services to the Company.

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
The compensation committee has reviewed and discussed the section captioned “Executive Compensation” with the company’s management team. Based on such review and discussions, the compensation committee recommended to the board of directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

MEMBERS OF THE COMPENSATION COMMITTEE:

Julie Larson-Green (Chair)
Jill Hoggard Green

2025 Summary Compensation Table
The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2025, 2024, and 2023 (or shorter time as a named executive officer).

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Nonequity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Daniel Burton(5), Chief Executive Officer	2025	$525,000	—	$3,444,040	$—	$22,119	$3,991,159
	2024	525,000	—	4,685,318	267,388	16,435	5,494,141
	2023	—	—	—	—	—	—
Jason Alger, Chief Financial Officer	2025	353,125	—	1,623,106	—	12,241	1,988,472
	2024	338,333	—	826,581	108,441	13,800	1,287,155
	2023	217,250	—	495,014	36,026	21,325	823,615
Benjamin Albert(6), Chief Operating Officer and President	2025	343,722	587,610	2,089,140	—	6,555	3,027,027
Kevin Freeman, Chief Commercial Officer	2025	395,625	—	1,401,185	—	14,712	1,811,522
	2024	387,500	—	1,564,820	197,358	13,800	2,163,478
	2023	350,000	—	188,717	92,970	13,200	644,887
Benjamin Landry, General Counsel	2025	410,000	—	928,134	—	9,036	1,347,170
	2024	391,667	—	1,066,923	99,740	13,819	1,572,149
	2023	268,388	—	637,213	29,356	11,348	946,304
Dan LeSueur, former Chief Operating Officer(7)	2025	255,000	—	1,390,595	—	118,672	1,764,267

(1)	Amount represents an acquisition-related bonus paid to Mr. Albert that was funded by the stockholders of Upfront Healthcare Services, Inc. in connection with its acquisition by our Company.

(2)
There were no stock options granted during the years presented. The reported amounts represent the aggregate grant date fair value of awards of RSUs and PRSUs granted in each year presented, computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures not related to the performance-based vesting of PRSUs. Amounts reflect the fair value of each award based on the closing price of our common stock on the Nasdaq Global Select Market on the date of grant of the award. The grant date fair value of the PRSUs is based on the probable outcome of the vesting conditions as of the grant date. For fiscal 2025, the grant date fair value of all annual bonus PRSUs at maximum performance achievement, are $384,624, $202,388, $61,950, $300,375, $165,208, and $228,214 for Messrs. Burton, Alger, Albert, Freeman, Landry, and LeSueur. For fiscal 2025, the grant date fair value of all long-term PRSUs at maximum performance achievement, are 1,463,976, $445,128, $611,470, 346,210, $237,401, and $380,832 for Messrs. Burton, Alger, Albert, Freeman, Landry, and LeSueur.

(3)
Represents the cash amounts earned by our named executive officers under our short-term incentive plan (the Bonus Plan), based on our achievement of certain corporate performance goals. In fiscal 2025 the annual bonus payout consisted 100% of PRSUs and are included in the Stock Awards column above. For a description of the Bonus Plan, see the section titled “Compensation Discussion and Analysis – Annual Performance-Based Incentives” above.

(4)
For fiscal 2025, the amounts reported represent matching contributions made by us under our 401(k) plan ($13,313, $12,087, $6,555, $14,000, $9,036, and $12,819, for Messrs. Burton, Alger, Albert, Freeman, Landry, and LeSueur respectively), executive life insurance premiums paid by us ($578 for Mr. Burton and $348 for Mr. LeSueur), executive long-term disability insurance premiums paid by us ($8,228 for Mr. Burton and $505 for Mr. LeSueur), gift cards paid by us as part of a benefit provided to all team members ($154 for Mr. Alger and $712 for Mr. Freeman), and severance paid by us ($128,445 for Mr. LeSueur in fiscal 2025 with an additional $165,000 paid in January 2026).

(5)
Mr. Burton voluntarily reduced his cash and new equity compensation by 100% from July 2022 through December 2023 in response to the challenging macroeconomic environment and to lead by example as part of our cost reduction initiatives. As part of his compensation reduction, he also declined receiving the cash portion of his annual bonus for fiscal 2022 and 2023. Effective January 1, 2024, his base salary increased to $525,000.

(6)	Mr. Albert commenced employment with us in January 2025, and became our Chief Operating Officer and President effective September 15, 2025.

(7)
Mr. LeSueur ceased serving as Chief Operating Officer effective September 15, 2025. After stepping down, Mr. LeSueur continued to provide service to the company as an independent contractor and senior advisor until March 15, 2026.

2025 Grants of Plan-Based Awards Table
The following table shows information regarding grants of non-equity and equity awards that we made during fiscal 2025 to each of the named executive officers listed in the Summary Compensation Table.

			Estimated future payouts under non-equity incentive plan awards ($)(1)		Estimated future payouts under equity incentive plan awards (# of PRSUs)(2)		All Other Stock Awards (# of RSUs)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Award Type	Grant Date	Target (100%)	Maximum (130%)	Threshold	Target/Maximum (100%)
Daniel Burton	Cash	—	—	—	—	—	—	—
	Annual Bonus PRSU	2/20/25	—	—	5,692	84,951	—	384,624
	Long-term PRSU	2/20/25	—	—	18,500	296,000	—	1,463,976
	RSU	2/20/25	—	—	—	—	296,000	1,595,440
Jason Alger	Cash	—	—	—	—	—	—	—
	Annual Bonus PRSU	2/20/25	—	—	2,995	44,701	—	202,388
	Long-term PRSU	2/20/25	—	—	5,625	90,000	—	445,128
	RSU	2/20/25	—	—	—	—	181,000	975,590
Benjamin Albert	Cash	—	—	—	—	—	—	—
	Annual Bonus PRSU	3/17/25	—	—	1,110	16,573	—	61,950
	Long-term PRSU	9/24/25	—	—	14,563	233,000		611,470
	RSU	3/17/25	—	—	—	—	18,000	80,100
	RSU	9/24/25	—	—	—	—	467,000	1,335,620
Kevin Freeman(5)	Cash	—	—	—	—	—	—	—
	Annual Bonus PRSU	2/20/25	—	—	4,445	66,343	—	300,375
	Long-term PRSU	2/20/25	—	—	4,375	70,000	—	346,210
	RSU	2/20/25	—	—	—	—	140,000	754,600
Benjamin Landry	Cash	—	—	—	—	—	—	—
	Annual Bonus PRSU	2/20/25	—	—	2,445	36,489	—	165,208
	Long-term PRSU	2/20/25	—	—	3,000	48,000	—	237,401
	RSU	2/20/25	—	—	—	—	97,500	525,525
Dan LeSueur(6)	Cash	—	—	—	—	—	—	—
	Annual Bonus PRSU	2/20/25	—	—	3,377	50,405	—	228,214
	Long-term PRSU	2/20/25	—	—	4,813	77,000	—	380,832
	RSU	2/20/25	—	—	—	—	145,000	781,550

(1)	The Bonus Plan for fiscal 2025 was paid 100% through PRSUs and there was no cash portion of the Bonus Plan for fiscal 2025.

(2)
These columns set forth the fiscal 2025 target annual bonus PRSU and Long-term PRSU amounts for each of our named executive officers.

Each named executive officer was granted 2025 annual bonus PRSUs with a one-year measurement period that includes various improvement, growth, and scale targets for client and team member satisfaction (7% weighted), client measurable improvements (7%), timely project completion (7%), net new Platform Clients (10%), new Platform Client ARR+NRR (15%), Platform Client Dollar-based Net Retention (15%), and Adjusted EBITDA (40%). These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance. There is a minimum annual threshold level of achievement for each individual metric that is 50% of each individual metric’s “Target” level, whereby performance below that threshold results in 0% achievement for that specific metric. The “Maximum” level of attainment for the annual bonus PRSUs granted in fiscal 2025 is equal to the “Target” level. Target bonuses were set as a percentage of each named executive officer’s initially expected salary at the end of fiscal 2025 as follows: 100% for Messrs. Burton and Freeman, 65% for Mr. Alger, 35% for Mr. Albert, 55%, for Mr. Landry, and 70% for Mr. LeSueur. For a description of the Bonus Plan, see the section titled “Compensation Discussion and Analysis – Annual Performance-Based Incentives” above.

Each named executive officer was also granted long-term PRSUs with a three-year measurement period that includes market and performance targets for TSR Achievement (25% weighted), Revenue Growth Rate Achievement (25% weighted), and Adjusted EBITDA Margin Achievement (50% weighted). These PRSUs may vest in an amount up to the amount granted, subject to satisfaction of the performance targets. The number of PRSUs that will vest for the 2025, 2026, and 2027 vesting periods will be calculated as follows: (i) the performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2025, 2026, and 2027 vesting periods, each rounded to the nearest whole share.

There is a minimum annual threshold level of achievement for each individual metric that is 75% of each individual metric’s “Target” level, whereby performance below that threshold results in 0% achievement for that specific metric. The “Maximum” level of attainment for the long-term PRSUs granted in fiscal 2025 is equal to the “Target” level. The actual amounts of long-term PRSUs that vested based on the 2025 vesting period market and performance conditions are set forth within a table in the “Performance in Fiscal 2025 and Payouts” section above. For further information regarding the terms of these awards, see the section titled “Elements of Our Executive Compensation Program” above.

(3)
Annual RSUs were granted under the 2019 Plan. Each of the annual RSU awards other than those granted to Mr. Albert vested as to 33.33% of the shares of common stock underlying the RSU award upon the one-year anniversary of December 1, 2025 and vest as to the remainder of the shares in 8 equal quarterly installments thereafter, subject to the applicable named executive officer’s continued service through the applicable vesting dates. Mr. Albert’s initial RSU grant on March 17, 2025, vested as to 25% of the shares of common stock underlying the RSU award upon the one-year anniversary of March 1, 2026, and vest to the remainder of the shares in 12 equal quarterly installments thereafter, while the RSU grant on September 10, 2025, vested as to 16.7% of the shares of common stock underlying the RSU award upon the six-month anniversary of March 10, 2026, and vest to the remainder of the shares in 10 equal quarterly installments thereafter, subject to his continued service through the applicable vesting dates.

(4)
The reported amounts represent the aggregate grant date fair value of awards of RSUs and PRSUs granted computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures not related to the performance-based vesting of PRSUs. Amounts reflect the fair value of each award based on the closing price of our common stock on the Nasdaq Global Select Market on the date of grant of the award. The grant date fair value of the annual bonus and long-term PRSUs is based on the probable outcome of the market and performance vesting conditions as of the grant date. The assumptions used in calculating the grant date fair value of the stock awards reported in this column are set forth in Note 14 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The amounts reported in this column reflect the initially estimated accounting cost for these stock awards and do not correspond to the actual economic value that may be received by our named executive officers upon the vesting of the restricted stock unit awards or any sale of the underlying shares of common stock.

(5)
Effective February 1, 2026, Mr. Freeman ceased serving as Chief Commercial Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. Freeman. As part of his separation agreement, Mr. Freeman was entitled to receive continued vesting of the RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before December 1, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after December 1, 2026 were forfeited.

(6)
Effective September 15, 2025, Mr. LeSueur ceased serving as Chief Operating Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. LeSueur. As part of his separation agreement, Mr. LeSueur was entitled to receive continued vesting of the Company’s RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before March 15, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after March 15, 2026, were forfeited.

Outstanding Equity Awards at 2025 Year-end
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

			Option Awards(1)				Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)(2)	Market Value of Shares or Units of Stock that Have not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Units (#)		Equity Incentive Plan Awards: Market Value of Unearned Units ($)(3)
Daniel Burton(12)	9/27/18	9/25/18	80,728	(4)	$10.80	9/27/28	—	$—	—		$—
	2/5/19	2/5/19	107,873	(4)	15.84	2/5/29	—	—	—		—
	2/20/24	12/1/23	—		—	—	83,333	199,166	—		—
	2/20/25	12/1/24	—		—	—	197,333	471,626	—		—
	2/20/24	3/1/24	—		—	—	—	—	166,667	(6)	398,334
	2/20/25	3/1/25	—		—	—	—	—	296,000	(5)	707,440
	2/20/25	3/1/25	—		—	—	—	—	84,951	(8)	203,033
Jason Alger	10/26/17	10/26/17	2,860	(4)	10.72	10/26/27	—	—	—		—
	5/3/18	5/3/18	1,462	(4)	10.78	5/3/28	—	—	—		—
	9/27/18	9/25/18	5,721	(4)	10.80	9/27/28	—	—	—		—
	2/22/23	12/1/22	—		—	—	6,250	14,938	—		—
	3/1/24	12/1/23	—		—	—	23,333	55,766	—		—
	2/20/25	12/1/24	—		—	—	120,667	288,394	—		—
	2/22/23	3/1/23	—		—	—	—	—	4,167	(7)	9,959
	3/1/24	3/1/24	—		—	—	—	—	23,333	(6)	55,766
	2/20/25	3/1/25	—		—	—	—	—	90,000	(5)	215,100
	2/20/25	3/1/25	—		—	—	—	—	44,701	(8)	106,835

Benjamin Albert	3/17/25	3/1/25	—	—	—	18,000	43,020	—		—
	9/24/25	9/10/25	—	—	—	467,000	1,116,130	—		—
	3/17/25	3/1/25	—	—	—	—	—	16,573	(8)	39,609
	9/24/25	3/1/25	—	—	—	—	—	233,000	(5)	556,870
Kevin Freeman(10)	9/8/22	9/1/22	—	—	—	22,500	53,775	—		—
	2/20/24	12/1/23	—	—	—	36,667	87,634	—		—
	2/20/25	12/1/24	—	—	—	93,333	223,066	—		—
	2/24/22	3/1/22	—	—	—	—	—	79	(9)	189
	2/22/23	3/1/23	—	—	—	—	—	5,001	(7)	11,952
	2/20/24	3/1/24	—	—	—	—	—	36,667	(6)	87,634
	2/20/25	3/1/25	—	—	—	—	—	70,000	(5)	167,300
	2/20/25	3/1/25	—	—	—	—	—	66,343	(8)	158,560
Benjamin Landry	5/3/23	5/3/23	—	—	—	5,000	11,950	—		—
	10/5/23	10/5/23	—	—	—	5,000	11,950	—		—
	2/20/24	2/20/24	—	—	—	25,000	59,750	—		—
	2/20/25	2/20/25	—	—	—	65,000	155,350	—		—
	5/3/23	5/3/23	—	—	—	—	—	1,333	(7)	3,186
	10/5/23	10/5/23	—	—	—	—	—	5,333	(7)	12,746
	2/20/24	2/20/24	—	—	—	—	—	25,000	(6)	59,750
	2/20/25	3/1/25	—	—	—	—	—	48,000	(5)	114,720
	2/20/25	3/1/25	—	—	—	—	—	36,489	(8)	87,209
Dan LeSueur(11)	3/30/23	12/1/22	—	—	—	2,188	5,229	—		—
	3/1/24	12/1/23	—	—	—	5,833	13,941	—		—
	2/20/25	12/1/24	—	—	—	12,084	28,881	—		—
	3/30/23	3/1/23	—	—	—	—	—	2,333	(7)	5,576
	3/1/24	3/1/24	—	—	—	—	—	11,666	(6)	27,882
	2/20/25	3/1/25	—	—	—	—	—	25,665	(5)	61,339
	2/20/25	3/1/25	—	—	—	—	—	50,405	(8)	120,468

(1)	Each equity award prior to July 23, 2019 was granted pursuant to our 2011 Plan and are subject to the terms of our 2011 Plan, as amended from time to time. Equity awards granted on or after July 23, 2019 were and will be granted pursuant to our 2019 Plan and are subject to the terms of our 2019 Plan, as amended from time to time. Each equity award is subject to certain acceleration of vesting provisions as set forth in our Executive Severance Plan.

(2)
For NEO RSU grants prior to fiscal 2025, 25% of the restricted stock units vest on the first anniversary of the vesting commencement date and the remaining 75% vest in 12 equal quarterly installments thereafter. Beginning in fiscal 2025, 33.3% of of the restricted stock units vest on the first anniversary of the vesting commencement date and the remaining 66.7% vest in 8 equal quarterly installments thereafter. The RSU grants are subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(3)
The market value of restricted stock unit awards and performance-based restricted stock units is determined by multiplying the number of shares by $2.39, the closing price of our common stock on the Nasdaq Global Select Market on the last trading day of the year ended December 31, 2025.

(4)	The stock option is fully vested.

(5)
The amounts reported represent the number of long-term 2025-2027 PRSUs granted to all named executive officers in fiscal 2025, as previously described, and assumes maximum market and performance goals will be achieved. Approximately one third of the long-term 2025-2027 PRSUs vested or forfeited on March 1, 2026 upon the achievement of certain market and performance metrics, during the period of January 1, 2025 through December 31, 2025, as summarized in the section titled “Elements of Our Executive Compensation Program” above. On March 1, 2026, a total of 49,333, 15,000, 38,833, 11,666, 8,000, and 12,833, long-term 2025-2027 PRSUs vested for Messrs. Burton, Alger, Albert, Freeman, Landry, and LeSueur respectively. The remaining two thirds of the long-term PRSUs will vest based on fiscal 2026 and 2027 market and performance conditions on March 1, 2027, and March 1, 2028 respectively, subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(6)
The amounts reported represent the number of long-term 2024-2026 PRSUs granted to all named executive officers in fiscal 2024, as previously described, and assumes maximum market and performance goals will be achieved. Approximately one third of the long-term 2024-2026 PRSUs vested or forfeited on March 1, 2025 upon the achievement of certain market and performance metrics, during the period of January 1, 2025 through December 31, 2025, as summarized in the section titled “Elements of Our Executive Compensation Program” above. On March 1, 2026, a total of 75,437, 5,833, 9,167, 6,250, and 5,833 long-term 2024-2026 PRSUs vested for Messrs. Burton, Alger, Freeman, Landry, and LeSueur respectively. The remaining one third of the long-term PRSUs will vest based on fiscal 2026 market and performance conditions on March 1, 2027, respectively, subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(7)
The amounts reported represent the number of long-term 2023-2025 PRSUs outstanding as of December 31, 2024 for each named executive officer and assumes maximum market and performance goals will be achieved. Approximately one third of the long-term 2023-2025 PRSUs vested or forfeited on March 1, 2025 upon the achievement of certain market and performance metrics, during the period of January 1, 2025 through December 31, 2025, as summarized in the section titled “Elements of Our Executive Compensation Program” above. On March 1, 2026, a total of 1,389, 1,667, 2,223, and 778, long-term 2023-2025 PRSUs vested for Messrs. Alger, Freeman, Landry, and LeSueur, respectively.

(8)
The amounts reported represent the number of 2025 annual bonus PRSUs outstanding as of December 31, 2025 for each named executive officer and assumes maximum performance goals will be achieved. On March 1, 2026, a total of 33,131, 17,433, 6,463 25,874, 14,231, and 19,658, 2025 annual bonus PRSUs vested for Messrs. Burton Alger, Albert, Freeman, Landry, and LeSueur, respectively based on fiscal 2025 company performance, with the remaining 2026 annual bonus PRSUs being forfeited. For a description of the Bonus Plan, see the section titled “Compensation Discussion and Analysis – Annual Performance-Based Incentives” above.

(9)
The amount reported represents the number of long-term PRSUs outstanding as of December 31, 2025. These long-term PRSUs were granted to Mr. Freeman on February 24, 2022 and the performance achievement was based solely on fiscal 2022 results. Twenty-five percent of the long-term PRSUs vested on March 1, 2023 and the remaining 75% will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with our company through each applicable vesting date.

(10)
Effective February 1, 2026, Mr. Freeman ceased serving as Chief Commercial Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. Freeman. As part of his separation agreement, Mr. Freeman was entitled to receive continued vesting of the RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before December 1, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after December 1, 2026 were forfeited.

(11)
Effective September 15, 2025, Mr. LeSueur ceased serving as Chief Operating Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. LeSueur. As part of his separation agreement, Mr. LeSueur was entitled to receive continued vesting of the RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before March 15, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after March 15, 2026, were forfeited.

(12)
Effective February 12, 2026, Mr. Burton ceased serving as Chief Executive Officer. In connection, we entered into a transition agreement with Mr. Burton. As part of his transition agreement, Mr. Burton was entitled to receive continued vesting of the RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before March 2, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after March 2, 2026, were forfeited.

2025 Option Exercises and Stock Vested
The following table shows information regarding exercises of options to purchase our common stock and vesting of restricted stock unit awards by our named executive officers during the year ended December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Daniel Burton	—	$—	295,462	$1,104,334
Jason Alger	—	—	108,117	369,237
Benjamin Albert	—	—	—	—
Kevin Freeman	—	—	140,973	508,627
Benjamin Landry	—	—	83,288	298,689
Dan LeSueur	—	—	98,007	339,790
Kevin Freeman	—	—	140,973	508,627
__________________

(1)	Amounts shown in this column do not necessarily represent the actual value realized from the sale of the shares acquired upon exercise of the options because the shares may not be sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

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

Employment Offer Letters in Place During Fiscal 2025 for Named Executive Officers

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

The following table presents information concerning estimated payments and benefits that would be provided pursuant to the arrangements described above for each of our named executive officers serving as of the end of fiscal 2025 and are all subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of the company and reaffirmation of the “restrictive covenants agreement” (as defined in the Executive Severance Plan). For Mr. Freeman, who ceased being our Chief Commercial Officer on February 1, 2026 and Mr. LeSueur, who ceased being our Chief Operating Officer on September 15, 2025, the amounts set forth below represent the amounts actually paid to them as part of their separation agreements and consulting agreements as described above.

As described above, Mr. Burton voluntarily stepped down as our Chief Executive Officer on February 12, 2026 and is not included in the table below as he is no longer eligible for potential payments upon termination.

The payments and benefits set forth below are estimated assuming that the termination of employment or change in control event occurred on the last business day of fiscal 2025, December 31, 2025, and a per share value of our common stock of $2.39, which is the closing market price per share of our common stock on December 31, 2025. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimated potential payments and benefits.

Named Executive Officer	Benefit	Termination without Cause Not in Connection with a Change in Control	Termination without Cause or resignation with Good Reason in Connection with a Change in Control
Jason Alger	Cash Severance(1)	$318,750	$701,250
	Health Benefits(2)	19,476	25,968
	Equity Acceleration(3)	—	746,758
	Total	$338,226	$1,473,976

Benjamin Albert	Cash Severance(1)	$600,000	$1,800,000
	Health Benefits(2)	27,456	41,184
	Equity Acceleration(3)	—	1,755,629
	Total	$627,456	$3,596,813

Kevin Freeman	Cash Severance(4)	$307,500	$—
	Health Benefits(4)	20,592	—
	Equity Acceleration(4)	368,741	—
	Total	$696,833	$—
Benjamin Landry	Cash Severance(1)	$307,500	$635,500
	Health Benefits(2)	19,476	25,968
	Equity Acceleration(3)	—	361,260
	Total	$326,976	$1,022,728

Dan LeSueur	Cash Severance(5)	$270,000	$—
	Health Benefits(5)	19,476	—
	Equity Acceleration(5)	401,735	—
	Total	$691,211	$—

(1)
The Executive Severance Plan provides that upon a termination of employment by us other than for cause, death, or disability outside of the change in control period (i.e., the period beginning on the date of a change in control and ending on the one-year anniversary of the change in control), the named executive officer will be entitled to receive, a severance amount equal to 12 months’ “base salary” (i.e., the higher of the annual base salary in effect immediately prior to the date of termination or the annual base salary in effect for the year immediately prior to the year in which the date of termination occurs) for Mr. Albert or 9 months’ base salary for the named executive officers other than Mr. Albert, payable over 12 months or 9 months, respectively.

The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by a named executive officer for good reason, in either case within the change in control period, the named executive officer will be entitled to receive, in lieu of the payments and benefits described above, (i) a lump sum cash severance amount equal to 150% of base salary for Mr. Albert or 100% of base salary for a Tier 2 Executive, and (ii) a lump sum cash amount equal to 150% for Mr. Albert or 100% for the named executive officers other than Mr. Albert, of the participant’s annual target cash bonus in effect immediately prior to such termination (or the participant’s annual target cash bonus in effect immediately prior to the change in control, if higher).

(2)
The Executive Severance Plan provides that upon termination of employment by us other than for cause, death, or disability outside of the change in control period, the named executive officer will be entitled to receive monthly cash payments equal to the monthly employer contribution that we would have made to provide health insurance for the applicable participant if he or she had remained employed by us, based on the premiums as of the date of termination, for up to 12 months for Mr. Albert or 9 months for the named executive officers other than Mr. Albert; provided, that the participant was participating in our group health plan immediately prior to the date of termination and timely elects COBRA health continuation.

The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by a named executive officer for good reason, in either case within the change in control period, the named executive officer will be entitled to receive, in lieu of the payments and benefits described above, a lump sum amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the participant if he or she had remained employed by us for 18 months for Mr. Albert or 12 for the named executive officers other than Mr. Albert; provided, that the participant was participating in our group health plan immediately prior to the date of termination and timely elects COBRA health continuation.

(3)
The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by a named executive officer for good reason, in either case within the change in control period, the named executive officer will be entitled to, for all outstanding and unvested equity awards of our company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that the performance conditions applicable to any outstanding and unvested equity awards subject to performance-based vesting will be deemed satisfied at the target level specified in the terms of the applicable award agreement. The value of RSU and PRSU award vesting acceleration is based on the closing price of $2.39 per share of our common stock as of December 31, 2025, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. All stock options are fully vested as of December 31, 2025.

(4)
Effective February 1, 2026, Mr. Freeman ceased serving as Chief Commercial Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. Freeman. As part of his separation agreement, Mr. Freeman was entitled to receive (i) a cash payment of $307,500, which represented nine months of his salary payable in a cash lump sum, (ii) COBRA continuation payments for up to nine months, and (iii) continued vesting of RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before December 1, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after December 1, 2026 were forfeited with no additional equity, cash or other forms of compensation as part of the separation and consulting agreements. The consulting agreement covers the period from February 2, 2025 through December 1, 2026, where Mr. Freeman serves as senior advisor, and in return he received the benefits noted above. All of these payments and benefits were in exchange for Mr. Freeman’s execution of a general release of claims in favor of us and our affiliates. The value of the equity acceleration is based on the 154,285 RSUs and PRSUs that continued vesting after his termination date multiplied by the closing price of $2.39 per share of our common stock as of December 31, 2025.

(5)
Effective September 15, 2025, Mr. LeSueur ceased serving as Chief Operating Officer. In connection, we entered into a separation agreement and a consulting agreement with Mr. LeSueur. As part of his separation agreement, Mr. LeSueur was entitled to receive (i) a cash payment of $270,000, which represented nine months of his salary payable in a cash lump sum, (ii) COBRA continuation payments for up to nine months, and (iii) continued vesting of the RSUs and PRSUs previously granted when he was an employee that are eligible to vest on or before March 15, 2026. All RSUs and PRSUs previously granted that are scheduled to vest after March 15, 2026, were forfeited with no additional equity, cash or other forms of compensation as part of the separation and consulting agreements. The consulting agreement covered the period from September 15, 2025 through March 15, 2026, where Mr. LeSueur served as senior advisor, and in return he received the benefits noted above. All of these payments and benefits were in exchange for Mr. LeSueur’s execution of a general release of claims in favor of us and our affiliates. The value of the equity acceleration is based on the 168,090 RSUs and PRSUs that continued vesting after his termination date multiplied by the closing price of $2.39 per share of our common stock as of December 31, 2025.

Non-Employee Director Compensation

During the fiscal year ended December 31, 2025, we provided compensation to our non-employee directors, in the form of cash retainers (prorated for partial years of service) and equity awards with total values as set forth below:

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
The following table presents the outstanding options and RSUs held as of December 31, 2025 and the total compensation for each person who served as a non-employee director during fiscal 2025. Other than as set forth in the table below, we did not pay any compensation or make any equity awards to our non-employee directors during fiscal 2025. Mr. Arens and Mr. Kolb waived their rights to compensation, and did not receive any compensation for their service as directors except for reimbursement of out-of-pocket expenses related to such services. Mr. Burton, who was our Chief Executive Officer during fiscal 2025, did not receive any compensation for his service as a director. The compensation received by Mr. Burton, as a named executive officer, is presented in the “Executive Compensation - 2025 Summary Compensation Table”.

	Stock Awards Outstanding as of December 31, 2025		Total Director Compensation for fiscal year ended December 31, 2025
Name	Options	RSUs	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)
Mathew Arens(2)	—	—	$—	$—	$—
Duncan Gallagher(3)	62,500	36,231	—	210,392	210,392
Jill Hoggard Green	—	54,702	56,875	146,011	202,886
Julie Larson-Green	—	36,231	—	203,830	203,830
John A. Kane(5)	—	36,231	147,500	146,011	293,511
Matthew Kolb(2)(6)	—	—	—	—	—
S. Dawn Smith(4)	—	36,231	55,000	146,011	201,011
Justin Spencer	—	68,572	13,750	233,145	246,895
_________________

(1)
The amounts reported represent the aggregate grant date fair value of the restricted stock units awarded to the non-employee directors in the fiscal year ended December 31, 2025, calculated in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the non-employee directors upon any settlement of RSUs or any sale of the underlying shares of common stock.

(2)
Mr. Kolb and Mr. Arens waived their rights to compensation and therefore have not and will not receive any compensation in connection with serving on the Board except for reimbursement of out-of-pocket expenses related to such service, pursuant to the Company’s non-employee director compensation policy.

(3)	Mr. Gallagher voluntarily resigned, effective February 17, 2026. Mr. Gallagher's resignation is not the result of any disagreement or conflict with the Company.
(4)	Ms. Smith voluntarily resigned, effective February 17, 2026. Ms. Smith’s resignation is not the result of any disagreement or conflict with the Company.
(5)	Mr. Kane voluntarily resigned, effective April 1, 2026. Mr. Kane’s resignation is not the result of any disagreement or conflict with the Company.
(6)
Mr. Kolb will not stand for re-election at the Company’s 2026 annual meeting of stockholders and Mr. Kolb’s term will end immediately prior to the commencement of the 2026 annual meeting of stockholders.

CEO Pay Ratio Disclosure
As required by SEC rules, we are providing the following information about the relationship between the annual total compensation of our CEO and the annual total compensation of our median compensated employee (our CEO pay ratio).

For fiscal 2025, the median of the annual total compensation of all employees of our company (other than our CEO) was $113,064 and the annual total compensation of our CEO was $3,991,159. Based on this information, for fiscal 2025 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 35 to 1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

To identify the median employee, we examined the compensation of all our full- and part-time employees (other than our CEO) as of December 31, 2025, the last day of fiscal 2025. Our employee population consisted of individuals (other than our CEO) working at our parent company and consolidated subsidiaries both within and outside the United States. We did not include any contractors or other non-employee workers in our employee population. We used a consistently applied compensation measure consisting of actual annual base salary, actual bonus and, commission amounts earned, matching contributions made by us under our 401(k) plan, and the grant date fair value of equity awards for the year ended December 31, 2025 to identify our median employee. For simplicity, we calculated annual base salary using a reasonable estimate of the hours worked during fiscal 2025 for hourly employees and actual salary paid for our remaining employees. We annualized compensation for any full-time and part-time employees who commenced work during fiscal 2025 to reflect a full year. Equity awards granted during the year were included using the same methodology we use for our named executive officers in our Summary Compensation Table. We did not make any cost-of-living adjustments.

Using this approach, we identified the individual at the median of our employee population who was the best representative of our employee population. The individual is a full-time employee based in the United States.

We then calculated the fiscal 2025 annual total compensation for this individual using the same methodology we use for our named executive officers as set forth in our fiscal 2025 Summary Compensation Table.

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table.

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

Reconciliation of Non-GAAP Financial Measures

Set forth below is important information about Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per share, each a non-GAAP financial measure, discussed in this Amendment No. 1 to Form 10-K.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other (income) expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (vi) restructuring costs, (vii) impairment of goodwill and intangible assets, and (viii) non-recurring lease-related charges, as applicable. We view acquisition-related expenses when applicable, such as transaction costs and changes in the fair value of contingent consideration liabilities that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs, impairment of goodwill and intangible assets, and non-recurring lease-related charges, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as Adjusted EBITDA as a percentage of total revenue.

The following is a reconciliation of our net loss and let loss margin, the most directly comparable financial measures calculated in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(91,025)	$(20,673)	$(177,974)	$(69,502)
Add:
Interest and other (income) expense, net	4,566	2,548	16,404	(637)
Income tax provision	379	625	716	333
Depreciation and amortization	12,882	10,266	50,500	41,431
Stock-based compensation	4,107	10,812	27,012	40,128
Acquisition-related costs, net(1)	421	4,333	(2,086)	10,064
Restructuring costs(2)	1,002	—	9,713	2,088
Impairment of goodwill and intangible assets(3)	81,454	—	110,223	—
Non-recurring lease-related charges(4)	—	—	6,900	2,200
Adjusted EBITDA	$13,786	$7,911	$41,408	$26,105

Total Revenue	$74,679	$79,606	$311,136	$306,584
Net loss margin	(122)%	(26)%	(57)%	(23)%
Adjusted EBITDA Margin	18%	10%	13%	9%
__________________
(1)Acquisition-related costs, net includes third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. .
(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring, impairment of discontinued capitalized software projects, and other miscellaneous charges.
(3)Impairment of goodwill and intangible assets was recognized as a result of impairment indicators and quantitative tests indicating the fair values of the Technology and the Professional Services reporting units were below their respective carrying values as of June 30, 2025 and December 31, 2025.
(4)Non-recurring lease-related charges includes lease-related impairment charges for the subleased portion of our office space.

Adjusted Net Income and Adjusted Net Income Per Share

Adjusted Net Income is a non-GAAP financial measure that we define as net loss adjusted for (i) stock-based compensation, (ii) amortization of acquired intangibles, (iii) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (iv) impairment of goodwill and intangible assets, (v) restructuring costs, (vi) non-recurring lease-related charges, and (vii) non-cash interest expense related to our convertible senior notes, as applicable. We believe Adjusted Net Income provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. The following is a reconciliation of our net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Net Income, for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2025	2024	2025	2024
Numerator:	(in thousands, except share and per share amounts)
Net loss	$(91,025)	$(20,673)	$(177,974)	$(69,502)
Add:
Stock-based compensation	4,107	10,812	27,012	40,128
Amortization of acquired intangibles	8,885	7,029	35,487	28,654
Loss on extinguishment of debt	—	—	—	—
Acquisition-related costs, net(1)	421	4,333	(2,086)	10,064
Impairment of goodwill and intangible assets(2)	81,454	—	110,223	—
Restructuring costs(3)	1,002	—	9,713	2,088
Non-recurring lease-related charges(4)	—	—	6,900	2,200
Non-cash interest expense related to debt	819	1,178	3,725	3,256
Adjusted Net Income	$5,663	$2,679	$13,000	$16,888
Denominator:
Weighted-average number of shares used in calculating net loss per share, basic	70,997,994	62,376,784	69,896,134	60,184,920
Non-GAAP weighted-average effect of dilutive securities	655,353	536,029	440,780	305,370
Non-GAAP weighted-average number of shares used in calculating Adjusted Net Income per share, diluted	71,653,347	62,912,813	70,336,914	60,490,290

Net loss per share, basic and diluted	$(1.28)	$(0.33)	$(2.55)	$(1.15)
Adjusted Net Income per share, basic	$0.08	$0.04	$0.19	$0.28
Adjusted Net Income per share, diluted	$0.08	$0.04	$0.18	$0.28

______________
(1)Acquisition-related costs, net includes third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, changes in fair value of contingent consideration liabilities for potential earn-out payments, and the deferred tax valuation allowance release from acquisitions.
(2)Impairment of goodwill and intangible assets was recognized as a result of impairment indicators and quantitative tests indicating the fair values of the Technology and the Professional Services reporting units were below their respective carrying values as of June 30, 2025 and December 31, 2025.
(3)Restructuring costs include severance and other team member costs from workforce reductions, impairment of discontinued capitalized software projects, and other miscellaneous charges.
(4)Includes the lease-related impairment charge for the subleased portion of our corporate headquarters.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2025 regarding shares of common stock that may be issued under our equity compensation plans consisting of the 2011 Plan, the 2019 Plan, and the 2019 Employee Stock Purchase Plan (the 2019 ESPP):

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities Referenced in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1):	7,368,344	(2)	$12.36	(3)	4,007,957	(4)
Equity compensation plans not approved by security holders:	N/A		N/A		N/A
Total	7,368,344		$12.36		4,007,957

(1)
Includes the 2011 Plan, the 2019 Plan, and the 2019 ESPP. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee. The 2019 ESPP provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase each January 1, beginning on January 1, 2020, by the lesser of 750,000 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the ESPP Administrator. As of December 31, 2025, a total of 2,328,350 shares of our common stock had been reserved for issuance pursuant to the 2019 Plan, which number excludes the 3,606,676 shares that were added to the 2019 Plan as a result of the automatic annual increase on January 1, 2026. This number will be subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2019 Plan and the 2011 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan (provided, that any such shares of common stock will first be converted into shares of common stock). The company no longer makes grants under the 2011 Plan. As of December 31, 2025, a total of 1,679,607 shares of our common stock had been reserved for issuance pursuant to the 2019 ESPP, which number excludes the 721,335 shares that were added to the 2019 ESPP as a result of the automatic annual increase on January 1, 2026. This number will be subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization.

(2)
Includes 842,085 shares of common stock issuable upon the exercise of outstanding options, 4,004,505 shares of common stock issuable upon the vesting and settlement of RSUs, and 2,521,754 shares of common stock issuable upon the vesting and settlement of PRSUs.

(3)	As RSUs and PRSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(4)	As of December 31, 2025, there were 2,328,350 shares of common stock available for grant under the 2019 Plan and 1,679,607 shares of common stock available for grant under the 2019 ESPP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of April 15, 2026, for:
•each of our named executive officers for fiscal 2025;
•each of our current directors as of April 15, 2026;
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
We have based percentage ownership of our capital stock on 73,891,093 shares of our common stock outstanding on April 15, 2026. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2026 and RSUs that will vest within 60 days of April 15, 2026 to be outstanding and to be beneficially owned by the person holding the option or RSU for the purpose of computing the percentage ownership of that person, but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Health Catalyst, Inc., 10897 South River Front Parkway #300, South Jordan, Utah 84095.

	Shares Beneficially Owned
	Number	Percentage
5% Stockholders:
Entities affiliated with First Light Asset Management , LLC(1)	12,884,373	17.4%
Entities affiliated with Whetstone Capital Advisors(2)	5,782,941	7.8%
Entities affiliated with Blackrock(3)	5,193,085	7.0%
Entities affiliated with CDC Financial, Inc.(4)	3,898,778	5.3%
Directors and Named Executive Officers:
Mathew Arens(5)	13,465,373	18.2%
Jill Hoggard Green(6)	45,466	*
Matthew Kolb	—	*
Julie Larson-Green(7)	81,934	*
Justin Spencer	—	*
Daniel Burton(8)	1,415,994	1.9%
Benjamin Albert(9)	315,159	*
Jason Alger(10)	240,912	*
Benjamin Landry(11)	85,466	*
Kevin Freeman(12)	288,887	*
Daniel LeSueur	—	*
All current directors and executive officers as a group (9 persons)(13)	14,395,291	19.4%
_________________
*    Represents beneficial ownership of less than 1%.

(1)	Based on information reported by First Light Asset Management, LLC (First Light) on Schedule 13D/A filed by First Light and Mr. Arens with the SEC on March 13, 2026, as of March 12, 2026, First Light’s beneficial ownership consisted of 12,884,373 shares of common stock over which First Light held shared voting power with Mr. Arens. First Light listed its address as 3300 Edinborough Way, Suite 201, Edina, MN 55435.
(2)	Based on information reported by Whetstone Capital Advisors, LLC (Whetstone) and David Atterbury on Schedule 13D/A filed by Whetstone and David Atterbury with the SEC on February 18, 2026, as of February 17, 2026, each of Whetstone and David Atterbury’s beneficial ownership consisted of 5,782,941 shares of common stock, over which Whetstone and David Atterbury each held shared voting power and shared dispositive power. Whetstone and David Atterbury listed their address as 2001 Shawnee Mission Pkwy, Mission Woods, KS 66205.
(3)	Based on information reported by Blackrock, Inc. on Schedule 13F-HR filed with the SEC on February 12, 2026, as of December 31, 2025, Blackrock, Inc.’s beneficial ownership consisted of 5,007,764 shares of common stock, over which Blackrock, Inc. held sole voting power and sole dispositive power. Blackrock, Inc. listed its address as 50 Hudson Yards, New York, NY 10001.
(4)	Based on information reported on a Schedule 13G filed with the SEC on December 22, 2025 by a group consisting of CDC Financial, Inc. (CDC), Stoney Lonesome HF LP (Stoney), Coghill Capital Management LLC (Coghill Capital), Drake Helix Holdings, LLC (Helix Holdings), and Clint Coghill (Clint Coghill, together with CDC, Stoney, Coghill Capital and Helix Holdings, the CDC Group), as of December 15, 2025, the CDC Group was the beneficial owner of an aggregate of 3,897,678 shares of common stock, over which (a) CDC held sole voting power and sole dispositive power over 0 shares of common stock and held shared voting power and shared dispositive power over 3,897,678 shares of common stock, (b) Stoney held sole voting power and sole dispositive power over 0 shares of common stock and held shared voting power and shared dispositive power over 3,775,678 shares of common stock, (c) Coghill Capital held sole voting power and sole dispositive power over 0 shares of common stock and held shared voting power and shared dispositive power over 3,775,678 shares of common stock, (d) Helix Holdings held sole voting power and sole dispositive power over 0 shares of common stock and held shared voting power and shared dispositive power over 122,000 shares of common stock, and (e) Clint Coghill held sole voting power and sole dispositive power over 1,100 shares of common stock and held shared voting power and shared dispositive power over 3,897,678 shares of common stock. The CDC Group listed their address as 222 S Riverside Plaza, 15th Floor, Chicago, IL 60606.
(5)	Based on information reported by First Light and Mr. Arens in the First Light Schedule 13D/A, as of March 12, 2026, Mr. Aren’s beneficial ownership consisted of 13,465,373 shares of common stock, over which Mr. Arens held sole voting power and sole dispositive power over 509,500 shares of common stock and shared voting power and shared dispositive power over 12,955,873 shares of common stock.
(6)	Consists of (a) 9,235 shares of common stock and (b) 36,231 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.
(7)	Consists of (a) 45,703 shares of common stock and (b) 36,231 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.
(8)	Consists of (a) 1,227,393 shares of common stock and (b) 188,601 shares of common stock underlying options exercisable within 60 days of April 15, 2026.
(9)	Consists of (a) 197,617 shares of common stock and (b) 117,542 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.
(10)
Consists of (a) 166,099 shares of common stock, (b) 10,043 shares of common stock underlying options exercisable within 60 days of April 15, 2026, and (c) 64,770 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.

(11)	Consists of (a) 44,508 shares of common stock and (b) 40,958 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.
(12)	Consists of (a) 260,553 shares of common stock and (b) 28,334 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.
(13)
The directors and executive officers as a group includes the aggregate shares of common stock beneficially owned by the directors and executive officers of the company as of April 15, 2026, which consists of (a) 14,031,731 shares of common stock, (b) 38,516 shares of common stock underlying options exercisable within 60 days of April 15, 2026, and (c)325,044 shares of common stock underlying RSUs vesting within 60 days of April 15, 2026.

As previously disclosed, (i) Daniel Burton stepped down as our Chief Executive Officer as of February 12, 2026 and stepped down as a member of our board of directors as of February 17, 2026, (ii) Duncan Gallagher stepped down as a member of our board of directors as of February 17, 2026, (iii) Dawn Smith stepped down as a member of our board of directors as of February 17, 2026, and (iv) John A. Kane stepped down as a member of our board of directors as of April 1, 2026.

Additionally, Steve Nelson has been appointed to our Board effective May 1, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain transactions, arrangements, and relationships with our directors, executive officers, and stockholders owning 5% or more of our outstanding capital stock, or any member of the immediate family of the foregoing persons, since January 1, 2025, other than equity and other compensation, change in control arrangements, indemnification arrangements, and other arrangements discussed in the section titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

Employment Arrangements

Jeffrey Selander, the brother-in-law of Daniel Burton (our former CEO and director), is a non-executive employee, currently serving as Senior Vice President, and has served with us since September 2011. Mr. Selander’s total compensation for the fiscal year ended December 31, 2025 was $566,610, including RSU grants with an aggregate grant date fair value of $254,807. Jeffrey Selander does not live in the same household as Daniel Burton.

Andrew Cardon, the brother-in-law of Daniel LeSueur (our former Chief Operating Officer), is a non-executive employee, currently serving as Strategic Account Executive, and has served with us since December 2011. Mr. Cardon’s total compensation for the fiscal year ended December 31, 2025 was $346,949, including RSU grants with an aggregate grant date fair value of $42,172. Mr. Cardon does not live in the same household as Daniel LeSueur.

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see the section titled “Executive Compensation—Narrative to Summary Compensation Table—Executive employment arrangements.”
Customer Relationships

Matthew Kolb, a member of our board of directors since July 2023, serves as the Executive Vice President and Chief Operating Officer of Carle Health, a non-profit hospital network. We maintain on-going technology and professional service relationships with Carle Health, including technology access and professional services that includes Tech-enabled Managed Services (i.e., TEMS). We recognized revenue under these related party contracts of $17.7 million during the fiscal year ended December 31, 2025.

Letter Agreement

In connection with the appointment of Mr. Arens to our board of directors, on December 1, 2025, we entered into a letter agreement with First Light and Mr. Arens (the Letter Agreement). Pursuant to the Letter Agreement, First Light and Mr. Arens have agreed to vote their shares to be present for quorum purposes and to vote their shares in accordance with the recommendations of our board of directors at each annual or special meeting of our stockholders or action by written consent, subject to listed exceptions. First Light and Mr. Arens also agreed to abide by certain confidentiality commitments. The Letter Agreement will remain in effect until Mr. Arens ceases to serve as a director on our board of directors. First Light is the Company’s largest stockholder, and First Light and Mr. Arens collectively own approximately 13.5 million shares of common stock, or approximately 18% of the Company’s outstanding shares of common stock. The foregoing summary of the Letter Agreement does not purport to be complete and is subject to and is qualified in its entirety by the terms of the Letter Agreement, a copy of which is filed as Exhibit 10.13 to our Original Form 10-K.

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

The employment agreements for Mr. Selander and Mr. Cardon described above were entered into prior to the adoption of the written policy. The employment arrangements and stock option grants to directors and officers described above were approved by our board of directors considering similar factors to those described above.

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
Our board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board has determined that none of Messrs. Arens and Spencer, nor Mses. Hoggard Green and Larson-Green have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq listing standards. Dawn Smith served as a member of our board during the fiscal year ended December 31, 2020, until February 17, 2026. Duncan Gallagher served as a member of our board during the fiscal year ended December 31, 2017 until February 17, 2026. John A. Kane served as a member of our board during the fiscal year ended December 31, 2016 until April 1, 2026. Our board determined that Ms. Smith and Messrs. Gallagher and Kane were “independent” as defined under the applicable rules and regulations of the SEC and the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
We have adopted a policy under which our audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. Our audit committee pre-approved all services performed by the independent registered public accounting firm in fiscal 2025.
Audit Fees
The following table sets forth the fees billed or to be billed by Ernst & Young LLP and its affiliates for professional services rendered with respect to the fiscal years ended December 31, 2025 and 2024, inclusive of out-of-pocket expenses. All of these services were approved by our audit committee.

Fee Category	2025	2024
Audit Fees(1)	$2,235,000	$2,012,338
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,235,000	$2,012,338

(1)	Audit Fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and accounting consultations billed as audit services.

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

(b) Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger, dated January 10, 2025, by and among Health Catalyst, Inc., Upfront Healthcare Services, Inc., and the other parties named therein.	10-K	2.1	February 26, 2025

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

4.2	Fifth Amended and Restated Registration Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.2	June 27, 2019

4.3	Fifth Amended and Restated Investor Rights Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.3	June 27, 2019

4.4	Fifth Amended and Restated Stockholders Agreement, dated February 6, 2019, by and among the Registrant and certain of its stockholders.	S-1	4.4	June 27, 2019

4.5	Amendment No. 1 to Financing Documents, dated July 10, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	4.5	July 12, 2019

4.6	Description of securities registered under Section 12 of the Exchange Act.	10-K	4.6	February 28, 2020

10.1#	Non-Employee Director Compensation Policy.	10-K/A	10.1#	April 30, 2025

10.2#	2019 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	10.12	July 12, 2019

10.3#	Amended and Restated 2011 Stock Incentive Plan, and forms of agreements thereunder.	S-1	10.13	June 27, 2019

10.4#	2019 Employee Stock Purchase Plan.	S-1/A	10.14	July 12, 2019

10.5#	Amended and Restated Executive Severance Plan.	10-K	10.5	March 12, 2026

10.6#	Offer Letter, dated August 7, 2020, between the Registrant and Kevin Freeman.	10-K	10.6	February 28, 2023

10.7#	Offer Letter, dated September 26, 2011, between the Registrant and Daniel Burton.	S-1	10.6	June 27, 2019

10.8#	Offer Letter, dated May 22, 2013, between the Registrant and Linda Llewelyn.	S-1	10.10	June 27, 2019

10.9#	Offer Letter, dated April 4, 2013, between the Registrant and Jason Alger.	10-K	10.15	February 25, 2021
10.10#	Offer Letter, dated March 27, 2023, between the Registrant and Ben Landry.	10-Q	10.2	May 10, 2023

10.11#	Offer Letter, dated September 5, 2025, between the Registrant and Benjamin Albert.	8-K	10.1	February 18, 2026

10.12#	Offer Letter, dated February 12, 2026, between the Registrant and Benjamin Albert.	8-K	10.1	February 18, 2026

10.13#	Letter of Agreement, among the Registrant, First Light Asset Management, LLC and Mathew Arens.	8-K	10.1	December 2, 2025

10.14#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.15	June 27, 2019

10.15#	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors.	S-1	10.18	June 27, 2019

19.1	Insider Trading Policy.	10-K	19.1	February 26, 2025

21.1	Subsidiaries of Registrant.	10-K	21.1	March 12, 2026

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	March 12, 2026

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	10-K	24.1	March 12, 2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	March 12, 2026

97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	97	February 22, 2024

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
___________________
#    Indicates management contract or compensatory plan.
^    The certifications attached as Exhibit 32.1 hereto are deemed to accompany the Original Form 10-K, and are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Health Catalyst, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH CATALYST, INC.

Date: 4/30/2026	By:	/s/ Benjamin Albert
Benjamin Albert
Chief Executive Officer (Principal Executive Officer)

Date: 4/30/2026	By:	/s/ Jason Alger
Jason Alger
Chief Financial Officer (Principal Financial and Accounting Officer)