Form 10-Q
period 2026-03-31
Health Catalyst, Inc.
filed 2026-05-11
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, the Registrant had 73,894,020 shares of common stock outstanding.

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
•ability to respond to rapid technological changes and our ability to execute on strategic changes to our business;
•expectations and management of future growth and strategic changes;
•ability to enter new markets and manage our expansion efforts, particularly internationally;
•ability to attract and retain highly-qualified employees, whom we refer to as team members;
•ability to effectively and efficiently protect our brand;
•ability to timely scale and adapt our infrastructure and use our Artificial Intelligence;
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K.

Summary of Risk Factors
•We operate in a highly competitive industry, and if we are not able to compete effectively, our business and results of operations will be harmed.
•We may be unable to successfully execute on our growth and client retention initiatives, business strategies, or operating plans as well as cost reduction and restructuring initiatives.
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,864	$50,814
Short-term investments	48,959	44,918
Accounts receivable, net(1)	59,146	59,128
Prepaid expenses and other assets	14,343	14,447
Total current assets	182,312	169,307
Property and equipment, net	34,935	33,838
Intangible assets, net	69,332	77,678
Operating lease right-of-use assets	6,255	6,640
Goodwill	113,251	209,073
Other assets	6,117	6,107
Total assets	$412,202	$502,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,694	$9,363
Accrued liabilities	20,825	18,697
Deferred revenue(1)	69,736	56,107
Operating lease liabilities	3,731	3,779
Current portion of long-term debt	1,627	1,627
Total current liabilities	107,613	89,573
Long-term debt, net of current portion	151,738	151,624
Deferred revenue, net of current portion	227	410
Operating lease liabilities, net of current portion	13,482	14,208
Contingent consideration liabilities, net of current portion	156	250
Other liabilities	841	798
Total liabilities	274,057	256,863
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 73,748,666 and 72,027,332 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,612,808	1,608,840
Accumulated deficit	(1,475,672)	(1,364,646)
Accumulated other comprehensive income	1,009	1,586
Total stockholders’ equity	138,145	245,780
Total liabilities and stockholders’ equity	$412,202	$502,643
__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue(1):
Technology	$49,468	$51,482
Professional services	21,288	27,931
Total revenue	70,756	79,413
Cost of revenue, excluding depreciation and amortization:
Technology	17,283	17,565
Professional services	18,010	25,613
Total cost of revenue, excluding depreciation and amortization	35,293	43,178
Operating expenses:
Sales and marketing	10,585	14,738
Research and development	9,779	15,186
General and administrative	13,960	14,162
Depreciation and amortization	12,115	12,320
Impairment of goodwill	95,501	—
Total operating expenses	141,940	56,406
Loss from operations	(106,477)	(20,171)
Interest and other expense, net	(4,135)	(3,356)
Loss before income taxes	(110,612)	(23,527)
Income tax provision	(414)	(215)
Net loss	$(111,026)	$(23,742)
Net loss per share, basic and diluted	$(1.53)	$(0.35)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	72,593	68,552

__________________
(1)    Includes amounts attributable to related party transactions. See Note 17 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(111,026)	$(23,742)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale investments	(66)	(74)
Change in foreign currency translation adjustment	(511)	1,049
Comprehensive loss	$(111,603)	$(22,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	72,027,332	$1,608,840	$(1,364,646)	$1,586	$245,780
Vesting of restricted stock units	1,721,334	—	—	—	—
Stock-based compensation	—	3,968	—	—	3,968
Net loss	—	—	(111,026)	—	(111,026)
Other comprehensive loss	—	—	—	(577)	(577)
Balance as of March 31, 2026	73,748,666	$1,612,808	$(1,475,672)	$1,009	$138,145

	Three Months Ended March 31, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units and restricted shares	980,857	—	—	—	—
Issuance of common stock related to acquisition	5,560,583	31,584	—	—	31,584
Repurchase of common stock	(1,103,601)	(5,000)	—	—	(5,000)
Stock-based compensation	—	7,787	—	—	7,787
Net loss	—	—	(23,742)	—	(23,742)
Other comprehensive income	—	—	—	975	975
Balance as of March 31, 2025	69,481,638	$1,587,085	$(1,210,414)	$140	$376,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(111,026)	$(23,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,770	7,543
Depreciation and amortization	12,115	12,320
Non-cash operating lease expense	625	735
Amortization of debt discount, issuance costs, and deferred financing costs	633	1,208
Investment discount and premium accretion	(227)	(914)
Provision for expected credit losses	555	810
Deferred tax provision	44	67
Impairment of goodwill	95,501	—
Other	229	(292)
Change in operating assets and liabilities:
Accounts receivable, net	(591)	(6,067)
Prepaid expenses and other assets	(33)	764
Accounts payable, accrued liabilities, and other liabilities	4,407	(7,196)
Deferred revenue	13,452	15,988
Operating lease liabilities	(943)	(944)
Net cash provided by operating activities	18,511	280

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	21,000	143,208
Purchase of short-term investments	(24,915)	—
Acquisition of businesses, net of cash acquired	—	(41,122)
Capitalization of internal-use software	(4,604)	(4,661)
Purchase of property and equipment	(338)	(670)
Purchase of intangible assets	(553)	—
Proceeds from the sale of property and equipment	4	7
Net cash (used in) provided by investing activities	(9,406)	96,762

Cash flows from financing activities
Proceeds from employee stock purchase plan	403	695
Repurchase of common stock	—	(5,000)
Repayment of debt	(407)	(407)
Net cash used in financing activities	(4)	(4,712)
Effect of exchange rate changes on cash and cash equivalents	(51)	(7)
Net increase in cash and cash equivalents	9,050	92,323

Cash and cash equivalents at beginning of period	50,814	249,645

Cash and cash equivalents at end of period	$59,864	$341,968

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$—	$31,584
Stock-based compensation capitalized as internal-use software	198	244
Purchase of property and equipment included in accounts payable	38	188
Capitalized internal-use software included in accounts payable and accrued liabilities	212	226

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the applicable regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K.
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2026, the interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, the interim condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025, our interim condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and our interim condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. Our condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Variable consideration
Variable consideration for usage-based performance obligations, including data hosting, data processing, and related services are recognized in the period in which the usage occurs. We have also entered into at-risk and shared savings arrangements with certain clients whereby we receive variable consideration based on the achievement of measurable improvements that may include cost savings or performance against metrics. For these arrangements, we estimate revenue using the most likely amount that we will receive. Estimates are based on our historical experience and best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements, certain estimates may be constrained until the uncertainty is further resolved.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of March 31, 2026 and December 31, 2025, $2.0 million and $1.8 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the remaining $2.2 million and $2.4 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.6 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, client payment patterns, the establishment of specific reserves for clients in an adverse financial condition, and current economic conditions, including high interest rates and high inflation, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Allowance for credit losses at the beginning of period	$3,700	$4,200
Provision for expected credit losses	550	810
Less: Write-offs, net of recoveries	(50)	(2,010)
Allowance for credit losses at the end of period	$4,200	$3,000
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We recorded goodwill impairment of $95.5 million during the three months ended March 31, 2026. Refer to Note 4—Goodwill and Intangible Assets for additional details. There was no impairment of goodwill for the three months ended March 31, 2025.
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
For the three months ended March 31, 2026, and 2025, we expensed $2.4 million and $1.5 million, respectively, of transaction costs associated with business combinations. The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
Advertising costs
All advertising costs are expensed as incurred. For each of the three months ended March 31, 2026 and 2025, we incurred $0.7 million and $0.9 million of advertising costs, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at March 31, 2026 and December 31, 2025. Money market funds and short-term investments are measured at fair value on a recurring basis. On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
Recently adopted accounting pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. We adopted ASU 2025-05 on January 1, 2026 and elected to apply the practical expedient. The adoption of the standard did not have a material impact on our condensed consolidated financial statements.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies existing interim reporting disclosure requirements, including the form and content of interim financial statements, and establishes a principle requiring disclosure of material events and changes since the most recent annual reporting period. The amendments in ASU 2025-11 are effective for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the three months ended March 31, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested. There was no additional compensation expense, including stock-based compensation expense, recognized related to these retention bonuses during the three months ended March 31, 2026.
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

3. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Recurring technology	$49,468	$51,482
Professional services	21,288	27,931
Total revenue	$70,756	$79,413
Revenue related to contracts with clients located in the United States was 95.7% and 96.1% for the three months ended March 31, 2026 and 2025, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
4. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services.
During the three months ended March 31, 2026, we identified indicators of impairment, including overall declines in our stock price and market capitalization, and concluded that triggering events had occurred that required an interim quantitative goodwill impairment assessment of our technology reporting unit.
As part of our interim goodwill impairment assessment, the fair value of the technology reporting unit was estimated based upon weightings of the income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows, and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market-based approach.
Based on our interim impairment test of goodwill, it was determined that the fair value of our technology reporting unit was below the carrying value as of March 31, 2026, and we recorded total non-cash goodwill impairment charges of $95.5 million during the three months ended March 31, 2026. The goodwill impairment charge was recorded as part of the impairment of goodwill line item in our condensed consolidated statements of operations. There were no goodwill impairment charges during the three months ended March 31, 2025.
Changes in the carrying amount of the technology reporting unit goodwill for the three months ended March 31, 2026 were as follows (in thousands):

Technology reporting unit	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
	(unaudited)
Balance as of December 31, 2025	$307,790	$(98,717)	$209,073
Impairment of goodwill	—	(95,501)	(95,501)
Foreign currency translation adjustments	(321)	—	(321)
Balance as of March 31, 2026	$307,469	$(194,218)	$113,251
The professional services reporting unit had no net goodwill as of March 31, 2026 and December 31, 2025 due to the $6.7 million of gross goodwill being fully impaired prior to December 31, 2025.
The carrying values of goodwill and intangible assets attributable to the our U.K. operations are denominated in British pounds and are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. As a result, the reported balances of goodwill and intangible assets are subject to fluctuation due to changes in foreign currency exchange rates, with translation adjustments recorded in accumulated other comprehensive income.

As of March 31, 2026, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$140,925	$(114,508)	$26,417
Client relationships and contracts	115,772	(76,302)	39,470
Computer software licenses	13,600	(11,798)	1,802
Trademarks	5,346	(3,703)	1,643
Total intangible assets	$275,643	$(206,311)	$69,332

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Amortization expense of acquired intangible assets was $8.1 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We did not incur any intangible asset impairment charges during the three months ended March 31, 2026 and 2025.
As of December 31, 2025, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$141,101	$(110,621)	$30,480
Client relationships and contracts	115,808	(72,750)	43,058
Computer software licenses	13,600	(11,329)	2,271
Trademarks	5,367	(3,498)	1,869
Total intangible assets	$275,876	$(198,198)	$77,678

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Computer equipment	$9,921	$10,027
Leasehold improvements	6,312	6,314
Furniture and fixtures	3,795	3,796
Capitalized internal-use software costs	71,709	66,916
Computer software	111	111
Total property and equipment	91,848	87,164
Less: accumulated depreciation	(56,913)	(53,326)
Property and equipment, net	$34,935	$33,838
Our long-lived assets are located in the United States. Depreciation expense totaled $4.0 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs.
There was no impairment of long-lived assets during the three months ended March 31, 2026 and 2025.
We capitalized $4.8 million and $5.4 million of internal-use software costs for the three months ended March 31, 2026 and 2025, respectively. We incurred $3.5 million and $2.9 million of capitalized internal-use software cost amortization expense for the three months ended March 31, 2026 and 2025, respectively.
6. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three months ended March 31, 2026 and 2025. We measure the fair value of investments on a recurring basis.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents that are measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$51,159	$—	$—	$51,159	$51,159	$—
U.S. treasury notes	$35,282	$—	$(16)	$35,266	$—	$35,266
Commercial paper	$13,696	$—	$(3)	$13,693	$—	$13,693
Total	$100,137	$—	$(19)	$100,118	$51,159	$48,959

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$45,062	$—	$—	$45,062	$45,062	$—
U.S. treasury notes	37,441	46	—	37,487	—	37,487
Commercial paper	7,430	1	—	7,431	—	7,431
Total	$89,933	$47	$—	$89,980	$45,062	$44,918

The following table presents the contractual maturities of our short-term investments as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$48,978	$48,959	$44,871	$44,918
Total	$48,978	$48,959	$44,871	$44,918

Accrued interest receivables related to our available-for-sale securities of $0.3 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.

On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of March 31, 2026 and December 31, 2025, there were no material unrealized losses due to expected credit loss-related factors.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 were as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$51,159	$—	$—	$51,159
U.S. Treasury notes	35,266	—	—	35,266
Commercial paper	—	13,693	—	13,693
Contingent consideration liabilities	—	—	(250)	(250)
Total	$86,425	$13,693	$(250)	$99,868
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$45,062	$—	$—	$45,062
U.S. Treasury notes	37,487	—	—	37,487
Commercial paper	—	7,431	—	7,431
Contingent consideration liabilities	—	—	(250)	(250)
Total	$82,549	$7,431	$(250)	$89,730
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2026 and 2025.
Convertible senior notes
On April 14, 2025, we fully settled the principal amount of the convertible senior notes in cash. These convertible senior notes were recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 10—Debt for further information.
Nonrecurring fair value measurements
We recorded goodwill impairment charges totaling $95.5 million during the three months ended March 31, 2026. The impairment charges were derived from the difference between the carrying value and the fair value of our reporting units. The fair value of these reporting units was estimated using an income and market-based approach and included certain unobservable (Level 3) inputs. Refer to Note 4—Goodwill and Intangibles for further information.
Level 3 fair value measurements
The Upfront acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped at $33.4 million and will be paid 63% in equity and 37% in cash to the extent achieved. We valued Upfront’s expected contingent consideration and the corresponding liability using the Monte Carlo simulation valuation model using a distribution of potential outcomes of potential pay-out scenarios. The outstanding contingent consideration liabilities are categorized as Level 3 fair value measurements and are remeasured as of each reporting period.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The aggregate intrinsic value of the revenue-based earn-out contingent consideration liabilities is zero based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned as of March 31, 2026. The estimated portion of the contingent consideration liabilities to be paid in equity is presented as contingent consideration liabilities, net of current portion, while the estimated current portion to be paid in cash is recorded as part of the accrued liabilities line item in our condensed consolidated balance sheets.
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2025	$250
Change in fair value of contingent consideration liabilities	—
Balance as of March 31, 2026	$250
8. Accrued Liabilities
As of March 31, 2026 and December 31, 2025, accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Accrued compensation and benefit expenses	$4,977	$5,203
Interest payable	3,211	3,380
Restructuring liabilities(1)	1,532	704
Other accrued liabilities	11,105	9,410
Total accrued liabilities	$20,825	$18,697
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions and related legal and advisory fees. For additional details, refer to Note 19 in these condensed consolidated financial statements.
9. Leases
Operating leases
We lease office space under operating leases that expire between 2026 and 2034. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. We have subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2026.
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Operating lease expense	$583	$769
Short-term lease expense	41	155
Sublease income	(558)	(500)
Total	$66	$424

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the three months ended March 31, 2026 and 2025, we did not identify asset impairment indicators for our corporate office spaces designated for subleasing, and therefore did not recognize any impairment charges.
10. Debt
Debt consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Variable interest rate term loan maturing 2029	160,354	160,761
Total Principal Outstanding	160,354	160,761
Less: Unamortized discount and issuance costs	(6,989)	(7,510)
Net carrying amount	153,365	153,251
Less: Current portion of long-term debt	(1,627)	(1,627)
Long-term debt, net of current portion	$151,738	$151,624
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Contractual interest expense	$4,105	$5,869
Amortization of debt discount and issuance costs	516	898
Amortization of deferred financing costs	117	549
Total	$4,738	$7,316

Maturity of Debt
As of March 31, 2026, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:	(unaudited)
2026	1,220
2027	1,627
2028	1,627
2029	155,880
Total debt maturities	160,354
Less: Unamortized debt discount and issuance costs	(6,989)
Net carrying amount	$153,365

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also had the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, in each case, subject to satisfaction of certain conditions, including a minimum liquidity threshold and a maximum recurring revenue/leverage ratio, but did not opt to utilize this additional delayed draw facility. We were required to pay a commitment fee on the unutilized commitments under the delayed draw term loan facility ranging from 1.5% to 2.5% per year depending on the year and the amount of the unutilized delayed draw term loan.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement.
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
11. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of March 31, 2026 and December 31, 2025, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 73,854,862 and 72,133,528 shares were legally issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. The shares legally issued and outstanding as of March 31, 2026 and December 31, 2025 included 106,196 shares issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2026.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2026, we did not repurchase shares of our common stock. During the three months ended March 31, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of March 31, 2026.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Investments	Total
Balance as of December 31, 2025	$1,539	$47	$1,586
Change in foreign currency translation adjustment	(511)	—	(511)
Change in net unrealized gains (losses) on available for sale investments	—	(66)	(66)
Balance as of March 31, 2026	$1,028	$(19)	$1,009
There were no material reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2026. Additionally, as we record a full valuation allowance against our U.S. and U.K. net deferred tax assets and substantially all of our accumulated other comprehensive income originated in the U.S. and U.K., other comprehensive income (loss) does not include significant income tax expense.

12. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(111,026)	$(23,742)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	72,593,210	68,552,084
Net loss per share, basic and diluted	$(1.53)	$(0.35)

During the three months ended March 31, 2026 and 2025, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of March 31,
	2026	2025
	(unaudited)
Common stock options	801,332	1,023,042
Restricted stock units	5,170,578	5,707,796
Performance-based restricted stock units	616,338	2,727,883
Shares related to convertible senior notes(1)	—	—
Employee stock purchase plan	252,300	217,113
Restricted shares	106,196	106,196
Shares issuable as acquisition-related contingent consideration(2)	—	—
Total potentially dilutive securities	6,946,744	9,782,030
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
(2)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of March 31, 2026 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date.
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2026, there were an additional 3,606,676 shares reserved for issuance under the 2019 Plan. As of March 31, 2026 and December 31, 2025, there were 30,453,076 and 26,846,400 shares authorized for grant, respectively, and 4,993,788 and 2,328,350 shares available for grant under the 2019 and 2011 Plan (collectively, the Stock Incentive Plan), respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Restricted stock units	$3,383	$5,525
Performance-based restricted stock units	177	1,165
Employee stock purchase plan	111	284
Restricted shares	99	569
Total stock-based compensation	$3,770	$7,543

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Cost of revenue	$667	$1,221
Sales and marketing	796	2,162
Research and development	590	1,133
General and administrative	1,717	3,027
Total stock-based compensation	$3,770	$7,543

Stock options
There were no stock options granted during the three months ended March 31, 2026 or 2025. A summary of the share option activity under the 2019 Plan for the three months ended March 31, 2026, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2026	842,085	$12.36
Options cancelled/expired	(40,753)	13.06
Outstanding at March 31, 2026	801,332	$12.32	2.3	$—
Vested and expected to vest as of March 31, 2026	801,332	$12.32	2.3	$—
Vested and exercisable as of March 31, 2026	801,332	$12.32	2.3	$—
There were no stock options exercised during the three months ended March 31, 2026. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for RSUs is generally satisfied over three or four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2026	4,004,505	$5.72
RSUs granted	2,108,959	1.78
RSUs vested	(861,165)	4.85
RSUs forfeited	(81,721)	5.54
Unvested and outstanding at March 31, 2026	5,170,578	$4.26
During the three months ended March 31, 2026 and 2025, we granted RSUs with a weighted-average grant date fair value of $1.78 and $4.95, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $4.2 million and $8.9 million, respectively.
As of March 31, 2026, we had $19.6 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.0 years.
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
During the three months ended March 31, 2025, we also granted PRSUs to certain employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs will vest to the extent the applicable performance conditions are achieved for the year ended December 31, 2025 and the individual employee continues to provide services to us through the vesting date of March 1, 2026. The number of PRSUs that will ultimately vest from these 2025 PRSU grants can range from 0% to 100% of the original amount granted depending on our performance during 2025 against the pre-established targets.
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
2023 PRSUs
During the three months ended March 31, 2023, certain named executive officers and other leadership team members were granted executive PRSUs with a three-year measurement period that include service conditions, performance conditions, and market conditions. The vesting of these PRSUs were determined based on market-based targets for TSR achievement and financial performance targets for revenue growth rate achievement and Adjusted EBITDA margin achievement. Each of the three market and performance targets were weighted equally and these PRSUs may have vested in an amount up to the amount granted, subject to satisfaction of the pre-established targets. The number of PRSUs that vested in 2023, 2024, and 2025 were calculated as follows: (i) the market/performance achievement for the applicable vesting period, multiplied by (ii) approximately 33.33% of the PRSUs for each of the 2023, 2024, and 2025 vesting periods, each rounded to the nearest whole share.
There were no PRSUs with market-based tranches granted during the three months ended March 31, 2026. The fair value of the market-based tranches included in the 2025 executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
(unaudited)
Expected volatility	71.6%
Expected term (in years)	1-3
Risk-free interest rate	4.16% - 4.23%
Expected dividends	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the three months ended March 31, 2026:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2026	2,521,754	$5.40
PRSUs granted	56,126	1.79
PRSUs vested	(860,169)	5.19
PRSUs forfeited	(1,101,373)	5.28
Unvested and outstanding at March 31, 2026	616,338	$5.55

During the three months ended March 31, 2026 and 2025, we granted PRSUs with a weighted-average grant date fair value of $1.79 and $4.98, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the three months ended March 31, 2026 and 2025 was $4.5 million and $1.4 million, respectively. As of March 31, 2026, we had $1.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.4 years.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Employee stock purchase plan
In connection with our IPO in July 2019, our board of directors adopted the ESPP and a total of 750,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning January 1, 2020 and each year thereafter until the ESPP terminates. The number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased by the least of (i) 750,000 shares, (ii) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (iii) such lesser number of shares of common stock as determined by the ESPP Administrator. As of January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 721,335 shares.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Expected volatility	73.9%	75.2%
Expected term (in months)	6	6
Risk-free interest rate	3.58%	4.25%
Expected dividends	—	—
As of March 31, 2026, a total of 252,300 shares were issuable to employees based on ESPP contribution elections and unrecognized ESPP compensation cost was $0.1 million, which is expected to be recognized over the remaining portion of the current offering period during the three months ending June 30, 2026. As of March 31, 2026, 2,400,942 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares is subject to eighteen months of continuous service with cliff vesting. In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the three months ended March 31, 2026 and 2025, no retention bonus shares and 86,975 of these retention bonus restricted shares vested, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2026, we had $0.1 million of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.3 years.
14. Income Taxes
The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the three months ended March 31, 2026 and 2025, our estimated effective tax rate was (0.4)% and (0.9)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of March 31, 2026 and December 31, 2025, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. There were no charges recorded during the three months ended March 31, 2026 and 2025.
16. Contract Balances and Performance Obligations
As of March 31, 2026 and December 31, 2025, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $6.5 million and $10.1 million, respectively.
As of March 31, 2026 and December 31, 2025, the total of current and non-current deferred revenue on our consolidated balance sheets was $70.0 million and $56.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For each of the three months ended March 31, 2026 and 2025, 39% and 34%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $244.2 million of revenue on unsatisfied performance obligations as of March 31, 2026. We expect to recognize approximately 70% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
17. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team began serving on our board of directors effective July 1, 2023 and currently serves on our board of directors. We recognized revenue from this related party of $4.3 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, we had receivables from this related party of $1.3 million and $1.7 million, respectively, and deferred revenue with this related party of $3.3 million and $0.2 million, respectively.
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

The reconciliation between reportable segment Adjusted Gross Profit to consolidated loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Adjusted Gross Profit
Technology	$32,304	$34,611
Professional Services	4,135	4,437
Total reportable segments Adjusted Gross Profit	36,439	39,048
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(667)	(1,221)
Acquisition-related costs, net(1)	(7)	(194)
Restructuring costs	(302)	(1,398)
Less other reconciling items:
Sales and marketing	(10,585)	(14,738)
Research and development	(9,779)	(15,186)
General and administrative	(13,960)	(14,162)
Depreciation and amortization	(12,115)	(12,320)
Impairment of goodwill	(95,501)	—
Interest and other income (expense), net	(4,135)	(3,356)
Loss before income taxes	$(110,612)	$(23,527)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Technology:
Revenue	$49,468	$51,482
Adjusted Cost of Revenue(1)	17,164	16,871
Adjusted Gross Profit	$32,304	$34,611

Professional Services:
Revenue	$21,288	$27,931
Adjusted Cost of Revenue(2)	17,153	23,494
Adjusted Gross Profit	$4,135	$4,437
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

19. Restructuring Costs
August 2025 Restructuring Plan
In August 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (August 2025 Restructuring Plan). As part of the August 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions. Our restructuring activities as part of the August 2025 Restructuring Plan were complete by March 31, 2026.
Restructuring liabilities related to the August 2025 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our August 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liability Rollforward
Balance as of December 31, 2025	$704
Severance and other restructuring costs	1,791
Cash payments	(963)
Balance as of March 31, 2026	$1,532

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes our August 2025 Restructuring Plan costs by financial statement line item for the year ended three months ended March 31, 2026 and the total cumulative charges (in thousands):

	Three Months Ended March 31, 2026
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—
Professional services	302	—	302
Sales and marketing	109	—	109
Research and development	100	—	100
General and administrative	987	293	1,280
Total	$1,498	$293	$1,791

August 2025 Restructuring Plan final, cumulative charges incurred through March 31, 2026	$6,823	$742	$7,565
____________________
(1)Includes legal and advisory fees related to shareholder activism defense costs regarding our former CEO’s retirement and transition in the first quarter of 2026 and significant board of director refreshment that are non-recurring and outside the ordinary course of our business.
January 2025 Restructuring Plan
In January 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (January 2025 Restructuring Plan). As part of the January 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions. Our restructuring activities as part of the January 2025 Restructuring Plan were complete by June 30, 2025 and as of December 31, 2025, the related restructuring liabilities were completely settled through cash outlays made to impacted team members.
The following table summarizes our 2025 Restructuring Plan costs by financial statement line item for the three months ended March 31, 2025 and total cumulative charges (in thousands):

Three Months Ended March 31, 2025
Total Severance and Other Team Member Costs
(unaudited)
Cost of revenue, excluding depreciation and amortization:
Technology	$401
Professional services	998
Sales and marketing	352
Research and development	1,671
General and administrative	136
Total	$3,558

January 2025 Restructuring Plan final, cumulative charges incurred through June 30, 2025	$3,939

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
20. Subsequent Events
On April 24, 2026, as part of a strategic initiative designed to fundamentally transform the Company's operating model, simplify its organizational structure, and align resources around its highest-conviction technology opportunities, our Board authorized a workforce reduction (Project Nexus). We expect that Project Nexus will reduce our global workforce by approximately 9% during the second quarter of 2026, primarily focused on research and development and professional services, and will eliminate approximately 100 additional open, budgeted headcount positions across the US and India. We expect to incur charges of at least $4.0 million in connection with Project Nexus, primarily related to severance and other team member costs from workforce reductions. The estimated expense reduction and charges that we expect in connection with, or as a result of, Project Nexus are subject to a number of assumptions, and actual results may differ materially. Restructuring initiatives under Project Nexus are under evaluation, which may affect the amount and expected timing of restructuring costs and associated payments. We may also incur additional costs not currently contemplated due to unanticipated events that may occur as a result of, or that are associated with, Project Nexus.

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
Highlights from the three months ended March 31, 2026 and 2025 included:
•We recognized total revenue of $70.8 million and $79.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in revenue was primarily due to our exit of certain lower margin TEMS arrangements and churn of some FTE-based professional services arrangements.
•We incurred net losses of $111.0 million and $23.7 million for the three months ended March 31, 2026 and 2025, respectively. The increased net loss is largely driven by $95.5 million of goodwill impairment, which is primarily due to overall declines in our stock price and market capitalization.
•Our Adjusted EBITDA was $9.1 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively. See the section titled “Key Financial Measures—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Macroeconomic Environment, Ignite Migration and Strategic Operating Plan
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
The health system end market, in particular, has experienced meaningful financial strain. We are encouraged that, in general, the operating margins of our health system end market improved in recent years. However, the implications of many policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape have had and continue to have a negative impact on our business. On July 4, 2025, President Trump signed the OBBBA into law, which is projected to reduce federal Medicaid spending by nearly $1 trillion over 10 years and will create additional financial strain for many of our clients and prospective clients. As a result, certain sales cycles have elongated and some opportunities, such as opportunities in Life Sciences, have pushed, which negatively impacted our 2025 bookings achievement and our expectations for revenue in 2026.

We continue to anticipate that a higher proportion of our gross bookings will come from our existing client base as compared to historical levels. This expectation is driven by our belief that many existing clients that have already realized a strong financial return on investment (ROI), and are aligned on a long-term partnership framework, will be more receptive to expansion conversations, as compared to discussions with prospective clients. We have collected data internally that shows we are more than twice as effective at selling into organizations where we have an existing relationship compared to those where there is no prior relationship, which gives us additional confidence in our ability to drive cross-selling within our broad client base. We benefit from a highly recurring revenue model, in which greater than 90% of our revenue is recurring in nature, and a high level of technology revenue predictability. Client contracts often include built-in, contractual technology revenue escalators and often include locked in terms for three to five years.
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, we have experienced down-sell and churn particularly related to the migration from DOS to Ignite. We have been notified of $12.5 million of ARR down-sell and churn and estimate we have $52.0 million of at risk ARR related to the DOS to Ignite migration. This down-sell and churn are largely the result of prior decisions that forced clients into an accelerated decision point on the migration before we had the right retention program and client-facing structure in place. We are working to address this DOS to Ignite migration headwind, prioritizing client success and retention, to build a more durable revenue base. We have stopped managing the migrations as a one-size-fits-all program and conducted a line-by-line review of every remaining client that has not yet migrated. We have developed a tailored plan for each client’s specific situation and have strengthened the team dedicated to taking clients through the process, including options where clients stay on DOS for an extended period of time. Even among clients who have given notice on the infrastructure layer, we expect a number of clients will continue to use our application solutions going forward even after transitioning to their own infrastructure. As we referenced in the past, we expect to be generally through the DOS to Ignite migration by the end of 2027.

We believe healthcare is at an inflection point, due to financial pressure on health systems, including eroding margins, shifting payor mix, and rising labor costs. In this environment, we believe healthcare providers are seeking a partner who can help them reduce costs, improve clinical quality, and grow consumer relationships, while delivering meaningful outcomes. Healthcare data infrastructure has increasingly commoditized. We believe durable advantage lives in the intelligence built on top of it, and that our advantage rests on our improvement data and content, as well as our expertise, including healthcare-specific and change management expertise.
We will continue to manage the business with a focus on operating efficiency, while balancing targeted investments to support disciplined growth and retention initiatives that we expect will benefit future results. Moving forward our focus is building a technology business that wins in the market, operating with efficiency and discipline, and investing in our AI-enabled intelligence that differentiates our solutions. We recently announced Project Nexus, a strategic initiative designed to fundamentally transform our operating model and advance each of these priorities. While these investments may create near-term pressure on our Adjusted EBITDA, we believe they position the business for improved consistency and stronger financial performance.
We are focused on margin expansion as part of our transformation to streamline operations and optimize our cost structure. Our priorities going forward will include strengthening and simplifying our commercial engine to drive technology ARR bookings, working to improve retention through more predictable migrations and clearer client value realization, and increasing efficiency and reducing time to value by eliminating operational complexity and scaling work through automation and global resources. We also plan to better leverage our intellectual property, combining our data foundation with the expertise, content, and AI-enabled solutions that differentiates our solutions to allow us to solve healthcare's most pressing problems. We will continue to refine this strategic operating plan.

Key Financial Measures
We regularly review a number of measures, including the following key financial measures, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended March 31,
	2026	2025
GAAP Financial Measures:	(in thousands, except percentages)
Total revenue	$70,756	$79,413
Gross profit	$27,726	$28,659
Gross margin	39%	36%
Net loss	$(111,026)	$(23,742)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$36,439	$39,048
Adjusted Gross Margin	51%	49%
Adjusted EBITDA	$9,137	$6,279
We monitor the key measures set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine team member incentives. This year we will also begin annually reporting on total bookings as a new, simplified operating metric, which includes all new bookings for annual recurring revenue and non-recurring revenue. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
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
The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$49,468	$21,288	$70,756
Cost of revenue, excluding depreciation and amortization	(17,283)	(18,010)	(35,293)
Amortization of intangible assets, cost of revenue	(4,190)	—	(4,190)
Depreciation of property and equipment, cost of revenue	(3,547)	—	(3,547)
Gross profit	24,448	3,278	27,726
Gross margin	49%	15%	39%
Add:
Amortization of intangible assets, cost of revenue	4,190	—	4,190
Depreciation of property and equipment, cost of revenue	3,547	—	3,547
Stock-based compensation	118	549	667
Acquisition-related costs, net(1)	1	6	7
Restructuring costs(2)	—	302	302
Adjusted Gross Profit	$32,304	$4,135	$36,439
Adjusted Gross Margin	65%	19%	51%
___________________
(1)Acquisition-related costs, net include final deferred retention expenses attributable to the KPI Ninja acquisition. For additional details refer to Notes 1 and 2 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 19-Restructuring Costs in our condensed consolidated financial statements.

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
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, ARMUS and KPI Ninja acquisitions. For additional details refer to Notes 1 and 2 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 19-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 51% for the three months ended March 31, 2025 to 49% for the three months ended March 31, 2026. Adjusted Technology Gross Margin decreased from 67% for the three months ended March 31, 2025 to 65% for the three months ended March 31, 2026. This technology gross margin and Adjusted Technology Gross Margin year-over-year decreases were mainly driven by costs associated with migrating a subset of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition. The technology gross margin year-over-year decrease was also negatively impacted by increased intangible amortization from recent acquisitions and increased depreciation of capitalized internal use software costs.
We expect technology gross margin and Adjusted Technology Gross Margin to continue to fluctuate and potentially decline in the near term, primarily due to additional costs associated with the ongoing transition of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, which typically begins six months or more following contract signing.
Professional services gross margin increased from 8% for the three months ended March 31, 2025 to 15% for the three months ended March 31, 2026. Adjusted Professional Services Gross Margin increased from 16% for the three months ended March 31, 2025 to 19% for the three months ended March 31, 2026. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The delivery mix among all of our services in a given period can lead to fluctuations in our professional services gross margin and Adjusted Professional Services Gross Margin.
Total gross margin increased from 36% for the three months ended March 31, 2025 to 39% for the three months ended March 31, 2026. Total Adjusted Gross Margin increased from 49% for the three months ended March 31, 2025 to 51% for the three months ended March 31, 2026. We expect total gross margin and total Adjusted Gross Margin to continue to fluctuate and potentially decline in the near term, but improve over the long term, primarily due to a mix shift to a greater proportion of technology revenue as well as anticipated improvement in technology and professional services gross margins over time.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (vi) restructuring costs, (vii) impairment of goodwill, and (viii) non-recurring lease-related charges, as applicable. We view acquisition-related expenses when applicable, such as transaction costs (including third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations) and changes in the fair value of contingent consideration liabilities for potential earn-out payments that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs, impairment of goodwill and intangible assets, and non-recurring lease-related charges, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
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
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(111,026)	$(23,742)
Add:
Interest and other expense, net	4,135	3,356
Income tax provision	414	215
Depreciation and amortization	12,115	12,320
Stock-based compensation	3,770	7,543
Acquisition-related costs, net(1)	2,437	3,029
Restructuring costs(2)	1,791	3,558
Impairment of goodwill(3)	95,501	—
Adjusted EBITDA	$9,137	$6,279
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. For additional details refer to Notes 1, 2, and 7 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions, as well as legal and advisory fees related to shareholder activism defense costs regarding our former CEO’s retirement and transition in the first quarter of 2026 and significant board of director refreshment that are non-recurring and outside the ordinary course of our business. For additional details, refer to Notes 1 and 19 in our condensed consolidated financial statements.
(3)Impairment of goodwill was recognized as a result of impairment indicators and quantitative tests indicating the fair value of the Technology reporting unit was below the carrying value as of March 31, 2026. For additional details, refer to Note 4 in our consolidated financial statements.

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
•Add new clients. We believe our ability to increase our client base will enable us to drive growth. Our potential client base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential clients invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have an early-mover advantage and strong brand awareness. Our clients are large, complex organizations who typically have long procurement cycles, which, as a result, may lead to challenges with adding new clients.
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
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020, Twistle in July 2021, KPI Ninja in February 2022, ARMUS in April 2022, ERS in October 2023, Carevive in May 2024, Lumeon in August 2024, Intraprise in November 2024, and Upfront in January 2025. The historical and go-forward revenue growth profiles of these businesses may vary from our core Solutions, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generated a lower revenue retention rate and we have experienced and expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue. For the three months ended March 31, 2026, our technology revenue and professional services revenue represented 70% and 30% of total revenue, respectively.

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
•Migration to Health Catalyst Ignite. We are in the process of migrating our DOS clients to Ignite. These migrations have and will continue to result in higher cost of technology revenue, which has and will negatively impact Adjusted Technology Gross Margin. Over time we anticipate that the migration to Ignite will benefit Adjusted Technology Gross Margin. We experienced retention pressure in 2025 due to the ongoing migration efforts, and we expect to face similar pressure through 2026 and 2027. An Ignite migration can take a variety of forms, including a client's migration from our DOS platform to the Ignite platform, the incorporation of Ignite componentry into a specific Solution that is deployed to all clients using that Solution, or our deeming a Solution using our latest technology to be part of Ignite (our latest technology) because we do not plan to devote additional professional service or R&D resources to adding Ignite componentry to the Solution. There may be instances in which we expect the client to remain on our legacy technology for the foreseeable future. We anticipate making meaningful progress on the Ignite migrations in 2026 and to be generally through migrations by the end of 2027, with some clients choosing to remain on DOS. We are committed to providing more flexibility and meeting clients where they are with the goal of improving client experience and retention of at-risk annual recurring revenue.
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
We derive our revenue from sales of technology and professional services. For the three months ended March 31, 2026 and 2025, technology revenue represented 70% and 65% of total revenue, respectively, and professional services revenue represented 30% and 35% of total revenue, respectively. We expect our near-term revenue growth to be negatively impacted by policy developments around Medicaid and research funding reductions, which will likely create additional financial strain for many of our clients and prospective clients. We also expect near-term headwinds to revenue, including a reduction in TEMS revenue due to down-selling and our exit from certain lower-margin TEMS arrangements, a reduction in technology revenue related to migrating DOS clients to Health Catalyst Ignite, and the timing of non-recurring revenue driven by the timing of project completions.
Technology revenue. Technology revenue primarily consists of subscription fees charged to clients for access to use our Platform and analytics applications. We provide clients access to our technology through either an all-access or limited-access, modular subscription. Most of our subscription contracts are cloud-based and generally have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. The majority of our platform subscription contracts have built-in annual escalators for technology access fees. Also included in technology revenue is the maintenance and support we provide, which generally includes updates and support services.

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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The January 2025 Restructuring Plan, and the August 2025 Restructuring Plan (together with the January 2025 Restructuring Plan, the 2025 Restructuring Plans) have reduced our ongoing cost of professional services revenue. We expect Project Nexus will increase cost of professional services revenue in the second quarter of 2026 due to severance costs, but, consistent with the impact of the 2025 Restructuring Plans, we expect the reduction in headcount will reduce future, ongoing cost of professional services revenue. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.
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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The January 2025 Restructuring Plan and the August 2025 Restructuring Plan increased our research and development expenses in the first quarter of 2025 and third quarter of 2025, respectively, and we expect Project Nexus to similarly increase our research and development expenses in the second quarter of 2026, in each case due to severance costs. However, we expect that the reduction in headcount pursuant to these restructuring initiatives will reduce future, ongoing research and development expenses.

Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the nature, timing and extent of these expenses.
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
Impairment of goodwill and intangible assets. Goodwill is assessed for impairment annually on October 31 or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. If the carrying amount of the reporting unit exceeds its fair value, we recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Long-lived assets, including intangible assets, are also tested for recoverability as indicators of impairment arise, and if the carrying amount of an asset group is deemed not recoverable, we recognize a long-lived asset impairment charge based on the asset group's fair value compared to its carrying amount.
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense from our debt arrangements offset by income from our investment holdings. Interest expense is primarily attributable to the Convertible Senior Notes and Credit Agreement and also includes the amortization of deferred financing costs related to our debt arrangements.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Technology	$49,468	$51,482
Professional services	21,288	27,931
Total revenue	70,756	79,413
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	17,283	17,565
Professional services(1)(2)(3)	18,010	25,613
Total cost of revenue, excluding depreciation and amortization	35,293	43,178
Operating expenses:
Sales and marketing(1)(2)(3)	10,585	14,738
Research and development(1)(2)(3)	9,779	15,186
General and administrative(1)(2)(3)	13,960	14,162
Depreciation and amortization	12,115	12,320
Impairment of goodwill	95,501	—
Total operating expenses	141,940	56,406
Loss from operations	(106,477)	(20,171)
Interest and other expense, net	(4,135)	(3,356)
Loss before income taxes	(110,612)	(23,527)
Income tax provision	(414)	(215)
Net loss	$(111,026)	$(23,742)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2026	2025
Stock-Based Compensation Expense:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$118	$219
Professional services	549	1,002
Sales and marketing	796	2,162
Research and development	590	1,133
General and administrative	1,717	3,027
Total	$3,770	$7,543

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended March 31,
	2026	2025
Acquisition-related costs, net:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$1	$74
Professional services	6	120
Sales and marketing	3	498
Research and development	6	167
General and administrative	2,421	2,170
Total	$2,437	$3,029
(3)Includes restructuring costs, as follows:

	Three Months Ended March 31,
	2026	2025
Restructuring costs:	(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$401
Professional services	302	997
Sales and marketing	109	352
Research and development	100	1,672
General and administrative	1,280	136
Total	$1,791	$3,558

	Three Months Ended March 31,
	2026	2025
Revenue:
Technology	70%	65%
Professional services	30	35
Total revenue	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	24	22
Professional services	25	32
Total cost of revenue, excluding depreciation and amortization	49	54
Operating expenses
Sales and marketing	15	19
Research and development	14	19
General and administrative	20	18
Depreciation and amortization	17	16
Impairment of goodwill	135	—
Total operating expenses	201	72
Loss from operations	(150)	(26)
Interest and other expense, net	(6)	(4)
Loss before income taxes	(156)	(30)
Income tax provision	(1)	—
Net loss	(157)%	(30)%

Discussion of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$49,468	$51,482	$(2,014)	(4)%
Professional services	21,288	27,931	(6,643)	(24)%
Total revenue	$70,756	$79,413	$(8,657)	(11)%
Percentage of revenue:
Technology	70%	65%
Professional services	30	35
Total	100%	100%

Total revenue was $70.8 million for the three months ended March 31, 2026 compared to $79.4 million for the three months ended March 31, 2025, a decrease of $8.7 million, or 11%.
Technology revenue was $49.5 million, or 70% of total revenue, for the three months ended March 31, 2026, compared to $51.5 million, or 65% of total revenue, for the three months ended March 31, 2025. The technology revenue decrease was primarily related to elevated churn levels and down-sell related to DOS to Ignite migrations, partially offset by growth from new clients.

Professional services revenue was $21.3 million, or 30% of total revenue, for the three months ended March 31, 2026 compared to $27.9 million, or 35% of total revenue, for the three months ended March 31, 2025. The professional services revenue decrease was primarily due to our exit of certain lower margin TEMS arrangements and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$17,283	$17,565	$(282)	(2)%
Professional services	18,010	25,613	(7,603)	(30)%
Total cost of revenue, excluding depreciation and amortization	$35,293	$43,178	$(7,885)	(18)%
Percentage of total revenue	49%	54%
Cost of technology revenue, excluding depreciation and amortization, was $17.3 million for the three months ended March 31, 2026, compared to $17.6 million for the three months ended March 31, 2025, a decrease of $0.3 million, or 2%. The decrease was primarily due to a $2.1 million decrease in salary and personnel cost related to our restructuring activities, a $0.4 million decrease in severance costs related to our 2025 Restructuring Plans that occurred in 2025 and did not occur in 2026, partially offset by a $2.3 million increase in cloud computing and hosting costs.
Cost of professional services revenue was $18.0 million for the three months ended March 31, 2026, compared to $25.6 million for the three months ended March 31, 2025, a decrease of $7.6 million, or 30%. This decrease was primarily due to a $7.0 million decrease in salary and related personnel cost, including stock-based compensation, related to our restructuring activities and a $0.7 million decrease in severance costs related to the 2025 Restructuring Plans.
Operating expenses
Sales and marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$10,585	$14,738	$(4,153)	(28)%
Percentage of total revenue	15%	19%

Sales and marketing expenses were $10.6 million for the three months ended March 31, 2026, compared to $14.7 million for the three months ended March 31, 2025, a decrease of $4.2 million, or 28%. The decrease was primarily due to a $3.8 million decrease in salary and personnel cost, including stock-based compensation, related to our restructuring activities, and a $0.3 million decrease in our provision for expected credit losses compared to the three months ended March 31, 2025.
Sales and marketing expense as a percentage of total revenue decreased from 19% in the three months ended March 31, 2025 to 15% in the three months ended March 31, 2026.

Research and development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$9,779	$15,186	$(5,407)	(36)%
Percentage of total revenue	14%	19%

Research and development expenses were $9.8 million for the three months ended March 31, 2026, compared to $15.2 million for the three months ended March 31, 2025, a decrease of $5.4 million, or 36%. The decrease was primarily due to $2.1 million decrease in salary and personnel cost, including stock-based compensation, related to our restructuring activities, a $1.6 million decrease in severance costs related to our 2025 Restructuring Plans that occurred in 2025 and did not occur in 2026, and a $1.1 million decrease in contractor and outside service provider fees.
Research and development expense as a percentage of revenue decreased from 19% in the three months ended March 31, 2025 to 14% in the three months ended March 31, 2026.
General and administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$13,960	$14,162	$(202)	(1)%
Percentage of total revenue	20%	19%
General and administrative expenses were $14.0 million for the three months ended March 31, 2026, compared to $14.2 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 1%. The decrease was primarily due to a $1.5 million decrease in salary and personnel cost, including stock-based compensation, related to our restructuring activities, partially offset by a $0.9 million increase in severance costs related to the August 2025 Restructuring Plan and a $0.4 million increase in contractor and outside service provider fees.
General and administrative expense as a percentage of revenue increased from 19% in the three months ended March 31, 2025 to 20% in the three months ended March 31, 2026.
Depreciation and amortization

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$12,115	$12,320	$(205)	(2)%
Percentage of total revenue	20%	18%

Depreciation and amortization expenses were $12.1 million for the three months ended March 31, 2026, compared to $12.3 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 2%. This decrease was primarily due to certain intangible assets from past business combinations becoming fully amortized or impaired. Depreciation and amortization expense as a percentage of revenue increased from 18% in the three months ended March 31, 2025 to 20% in the three months ended March 31, 2026.

Impairment of goodwill
During the three months ended March 31, 2026, we observed overall declines in our stock price and market capitalization, which led to our conclusion that an impairment triggering event had occurred and therefore we performed quantitative long-lived asset and goodwill impairment tests that resulted in total non-cash goodwill impairment charges of $95.5 million.
Interest and other expense, net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Interest income	$798	3,831	$(3,033)	(79)%
Interest expense	(4,742)	(7,316)	2,574	(35)%
Other income (expense)	(191)	129	(320)	(248)%
Total interest and other expense, net	$(4,135)	$(3,356)	$(779)	23%

Interest and other expense, net increased $0.8 million, or 23.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This change is primarily due to a $3.0 million decrease in interest income on our short-term investments and cash equivalents, partially offset by a $2.6 million decrease in interest expense from the settlement of our convertible senior notes in April 2025.
Income tax provision

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$(414)	$(215)	$(199)	93%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $108.8 million, which were held for working capital and other general corporate purposes, which may include, among other things, acquisitions and strategic transactions, such as share repurchases and debt reduction. Our cash equivalents and short-term investments are currently comprised of money market funds, but in the past have also commonly included U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the three months ended March 31, 2026, we did not repurchase shares of our common stock.
We repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share during the three months ended March 31, 2025. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of March 31, 2026.
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
Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$18,511	$280
Net cash (used in) provided by investing activities	(9,406)	96,762
Net cash used in financing activities	(4)	(4,712)
Effect of exchange rate changes	(51)	(7)
Net increase in cash and cash equivalents	$9,050	$92,323
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the three months ended March 31, 2026, net cash provided by operating activities was $18.5 million, which included a net loss of $111.0 million. Non-cash adjustments primarily consisted of $95.5 million in impairment of goodwill, $12.1 million in depreciation and amortization, $3.8 million in stock-based compensation, and $0.6 million from the provision for expected credit losses.
For the three months ended March 31, 2025, net cash provided by operating activities was $0.3 million, which included a net loss of $23.7 million. Non-cash adjustments primarily consisted of $12.3 million in depreciation and amortization, and $7.5 million in stock-based compensation, and $0.8 million from the provision for expected credit losses, partially offset by $0.9 million in net interest income from the accretion of discounts on our short-term investments.

Investing activities
Net cash used in investing activities for the three months ended March 31, 2026 of $9.4 million was primarily due to $21.0 million provided from the sale and maturity of short-term investments, reduced by $24.9 million from the purchase of short-term investments and $4.6 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the three months ended March 31, 2025 of $96.8 million was primarily due to $143.2 million provided from the sale and maturity of short-term investments, reduced by $41.1 million used in the acquisition of businesses, and $4.7 million of capitalized internal-use software development costs.
Financing activities
The minimal net cash used in financing activities for the three months ended March 31, 2026 was primarily due to $0.4 million in partial debt repayments offset by $0.4 million in proceeds from our ESPP.
Net cash used in financing activities for the three months ended March 31, 2025 of $4.7 million was primarily due to $5.0 million of share repurchases reduced by $0.7 million in proceeds from our ESPP.

Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 12, 2026. See “Note 1—Description of Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Company’s significant accounting policies.

Contractual Obligations and Commitments
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K, filed with the SEC on March 12, 2026.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $108.8 million as of March 31, 2026, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of March 31, 2026, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million which was undrawn as of the closing date. As of March 31, 2026, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029.

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
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024, 2025, and in the first few months of 2026 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Further, in light of these advantages, even if our Solution is more effective than the product or service offerings of our competitors, current or potential clients might select competitive products and services in lieu of purchasing our Solution. We face competition from niche vendors, who offer stand-alone products and services, and from existing enterprise vendors, including those currently focused on software products, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our Solution, but offer ease of integration with existing systems that leverage existing vendor relationships. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share.
Our patient engagement, population health, care coordination services, and other parts of our solution face competition from a wide variety of market participants. For example, certain health systems have developed their own population health and care coordination systems. If we fail to distinguish our offerings from the other options available to healthcare providers, the demand for and market share of those offerings may decrease.
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

We may be unable to successfully execute on our growth and client retention initiatives, business strategies, or operating plans, as well as cost reduction and restructuring initiatives.
We recently completed a strategic review of our growth and client retention initiatives, strategies, and operating plans in connection with our CEO transition, which resulted in new growth and client retention initiatives, strategies, operating plans, and cost reductions and restructuring initiatives, including Project Nexus. We may not be able to successfully complete these growth and client retention initiatives, strategies, operating plans, and cost reductions and restructuring initiatives, and realize all of the benefits, including growth and retention targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. For example, the migration of existing clients using our DOS Solution to Health Catalyst Ignite involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction, lower revenue, and non-renewals. It has also caused and may continue to cause us to lose annual recurring revenue from clients as they churn and downsell in connection with the migration. Moreover, largely as a result of recent funding cuts and the macroeconomic environment impacting our end market, DOS clients that have or are planning to migrate to our Ignite platform have elected to retain the inherent savings, resulting in smaller bookings. Further, costs associated with the transition to Health Catalyst Ignite have resulted and may further continue to result in higher cost of technology revenue, which may not decrease over time.

Further, our overall migration of DOS clients to Health Catalyst Ignite has and may further evolve as we plan to provide clients with increased flexibility. A variety of factors could cause us not to realize some or all of the expected benefits of our growth and client retention initiatives, strategies, operating plans or cost reduction and restructuring initiatives. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business.

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

Further, our board of directors authorized a reduction of our global workforce on January 25, 2025 (the January 2025 Restructuring Plan), an additional reduction of our global workforce on August 5, 2025 (the August 2025 Restructuring Plan) and a third separate reduction of our global workforce on April 27, 2026 (Project Nexus). The January 2025 Restructuring Plan and the August 2025 Restructuring Plan are separate restructuring plans, each intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. Project Nexus is a strategic initiative designed to fundamentally transform our operating model, simplify our organizational structure, and align resources around our highest-conviction technology opportunities. The January 2025 Restructuring Plan reduced our global workforce by approximately 4% in the first quarter of 2025 and primarily focused on research and development and professional services. The August 2025 Restructuring Plan reduced our global workforce by approximately 9%, with the vast majority occurring in the third quarter of 2025, and also primarily focused on research and development and sales and marketing. Project Nexus is expected to reduce our global workforce by approximately 9% in the second quarter of 2026 and primarily impact research and development and professional services.

Project Nexus and any other or future restructuring or cost optimizing efforts may disrupt our operations and performance, and could lead to dissatisfaction or a reduction in morale among our workforce, attrition, or otherwise harm our relationship with our team members. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.

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
•the business environment of our clients and, in particular, our clients’ financial performance and headcount reductions by our clients; and
•the impact of macroeconomic challenges, including the impact of high inflationary and/or high interest rate environments, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, the tight labor market, any natural disasters or public health emergencies, and regional and global conflicts (including the conflicts in the Middle East) upon our clients.
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

We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations. In addition, our clients may negotiate terms less advantageous to us upon renewal, resulting in client and revenue churn and decreases in revenue, as we have seen during many of our DOS platform clients migrating to our Ignite Platform, which would reduce our revenue from these clients. We have also continued to experience churn or down-selling particularly related to the migration of our DOS platform clients to our Ignite platform. Our future results of operations also depend, in part, on our ability to upgrade and enhance our Solution. If our clients fail to renew their contracts, renew their contracts upon less favorable terms, or at lower fee levels or fail to purchase new technology and services from us, which has happened recently in connection with the Ignite migration, our revenue may further decline or our future revenue growth may continue to be constrained.

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
•the extent to which our clients opt for non-recurring project-based work rather than FTE subscription contracts since non-recurring, project-based fees are less predictable than our recurring services and can drive fluctuations in quarterly professional services revenues and in prior period comparisons;

•clients reducing or eliminating their spend with us in response to political or macroeconomic factors or otherwise, including in connection with their migration from our DOS platform to our Ignite platform;
•the financial condition of our current and future clients;
•changes in client budgets and procurement policies;
•changes in regulations or marketing strategies;
•the impact of macroeconomic challenges, including the high inflationary and/or high interest rate environments, tariffs, cuts in Medicaid and research funding, market volatility and measures taken in response thereto, natural disasters and public health crises, and regional or global conflicts (including the conflicts in the Middle East) on our clients, partners, and business;
•the amount and timing of our investment in research and development activities;
•the amount and timing of our investment in sales and marketing activities;
•technical difficulties or interruptions to our Solution, including related to updates to our technology or technology migrations, in particular, those related to our migration of existing DOS clients to Health Catalyst Ignite;
•our ability to hire and retain qualified personnel, including risks related to reduced morale, difficulty hiring, and unintended attrition as a result of our 2025 Restructuring Plans and Project Nexus;
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
Our clinical guidelines, algorithms, and protocols may be viewed as providing healthcare professionals with guidance on care management, care coordination, or treatment decisions. If our content, or content we obtain from third parties or AI resources, contains inaccuracies, or we introduce inaccuracies in the process of implementing third-party content, it is possible that patients, clinicians, consumers, the providers of the third-party content, or others may sue us if they are harmed as a result of such inaccuracies. We cannot assure you that our software development, editorial, and other quality control procedures will be sufficient to ensure that there are no errors or omissions in any particular content or our software or algorithms.
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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes, litigation related to intellectual property, and employment and acquisition-related claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our clients, or stockholders. Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and results of operations.

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

We generally recognize technology and professional services revenue ratably over the term of a contract. As a result, a substantial portion of our revenue is generated from contracts entered into during prior periods. Consequently, a decline in new contracts in any quarter, including a decrease of annual recurring revenue as part of the Ignite migration, may not affect our results of operations in that quarter but could reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenue for that quarter but will reduce our revenue in future quarters.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns or fair value estimates deteriorate, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations, such as the goodwill impairment charges of $105.4 million and $95.5 million expensed during the year ended December 31, 2025 and December 31, 2026, respectively, which were primarily due to overall declines in our stock price and market capitalization. Further declines in our stock price and market capitalization could result in further impairment charges, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may suffer. Also, the anticipated benefit of any acquisition may not materialize or may be prohibited by contractual obligations we may enter into in the future with lenders or other third parties. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. Acquisitions can also result in litigation. We cannot predict the number, timing, or size of future acquisitions, or the effect that any such transactions might have on our results of operations.
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.
To continue to execute on our growth and operating plan, we must attract and retain highly qualified personnel, and we may modify our compensation program and practices for our team members. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel, including due to changes to our compensation program or practices and the overall value of our stock and overall compensation packages. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, the 2025 Restructuring Plans, Project Nexus, and other restructurings may result in attrition beyond our intended reduction in force or may adversely impact our ability to recruit and hire qualified personnel in the future.

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
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, evolve or effect organizational changes, we could lose the innovation, creativity, and teamwork fostered by our culture, which could harm our business.
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork, and passion for providing high levels of client satisfaction. As we grow and evolve, we must effectively integrate, develop, and motivate new employees. In addition, the expense reduction measures taken in connection with the 2023 Restructuring Plan, the 2025 Restructuring Plans, Project Nexus or future restructuring or cost optimizing efforts may lead to dissatisfaction or a reduction in morale among our workforce, attrition, or otherwise harm our relationship with our team members, which could negatively impact our corporate culture. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.
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

For example, the expense reduction measures taken in connection with the 2023 Restructuring Plan, the 2025 Restructuring Plans, or Project Nexus may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among team members following the completion of the 2023 Restructuring Plan, the 2025 Restructuring Plans, or Project Nexus, adverse impacts in our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan, the 2025 Restructuring Plans, or Project Nexus.
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
We may not grow or retain clients at the rates we historically have achieved or at all, even if our key metrics may indicate growth.
We have experienced periods of significant growth during our operating history. At times, our growth and client retention has moderated and contracted, including in recent periods. Future revenue may not grow at the same rates experienced during times of significant growth or lower client retention rates - which has been the case in recent periods - or our growth and client retention rates may decline. Further, revenue opportunities that include portions of our Solution with less operating history could cause our growth to become less predictable and/or choppier relative to prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to prevent churn and down-sell of existing clients, and to develop new solutions, as well as our ability to acquire other companies, as we have done from time to time in the past.
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

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI in our or any of our third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques - including AI - that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability such as government or state Attorney General investigations.
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
We have incurred significant net losses in the past, including a net loss of $178.0 million and $69.5 million in the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $1,364.6 million as of December 31, 2025. Our costs could increase over time as we continue to invest to grow our business and build relationships with clients, develop our Solution, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as macroeconomic challenges, including the high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations.

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
•our ability to execute on our strategic initiatives;
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
•confidence in and recruitment or departure of key personnel and directors; and
•other events or factors, including those resulting from macroeconomic challenges (including high inflationary and/or high interest rate environment, tariffs and cuts in Medicaid and research funding, war, regional or global conflicts (including the conflicts in the Middle East), bank or financial institution failures, incidents of terrorism, public health crises, political changes, or responses to these events.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during the three months ended March 31, 2026 and we had $24.8 million available to purchase under the Share Repurchase Plan as of March 31, 2026. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

Item 5. Other Information

(a) None.

(b) None.

(c) Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of our stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Landry terminated his “Rule 10b5-1 trading arrangements” during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1#	Amended and Restated Executive Severance Plan.	10-K	10.5#	March 12, 2026

10.2#	Transition Agreement, dated March 31, 2026, between Health Catalyst, Inc. and Daniel Burton	8-K	10.1	April 2, 2026

10.3#	Offer Letter, dated February 12, 2026, between the Registrant and Benjamin Albert.	8-K	10.1	February 18, 2026

10.4#	Contractor Agreement, dated February 2, 2026, between Health Catalyst, Inc. and Kevin Freeman	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	May 11, 2026
Jason Alger	(Principal Financial and Accounting Officer)