Form 10-Q
period 2026-06-30
Health Catalyst, Inc.
filed 2026-08-06
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the Registrant had 75,256,381 shares of common stock outstanding.

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
•future financial performance, including fluctuations in our revenue, costs of revenue, gross margin, operating expenses, and cost structure;
•ability to compete successfully in competitive markets;
•ability to respond to rapid technological changes and our ability to execute on strategic changes to our business;
•expectations and management of future results and strategic changes;
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
•ability to successfully identify, acquire, and integrate companies and assets and to strategically divest portions of our business;
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,589	$50,814
Short-term investments	42,850	44,918
Accounts receivable, net(1)	41,901	59,128
Prepaid expenses and other assets	11,627	14,447
Assets held for sale	91,424	—
Total current assets	248,391	169,307
Property and equipment, net	33,472	33,838
Intangible assets, net	56,121	77,678
Operating lease right-of-use assets	5,939	6,640
Goodwill	11,101	209,073
Other assets	3,580	6,107
Total assets	$358,604	$502,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,338	$9,363
Accrued liabilities	23,595	18,697
Deferred revenue(1)	42,534	56,107
Operating lease liabilities	3,698	3,779
Current portion of long-term debt	1,627	1,627
Liabilities associated with assets held for sale	12,133	—
Total current liabilities	91,925	89,573
Long-term debt, net of current portion	151,852	151,624
Deferred revenue, net of current portion	425	410
Operating lease liabilities, net of current portion	12,800	14,208
Contingent consideration liabilities	—	250
Other liabilities	775	798
Total liabilities	257,777	256,863

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 74,598,492 and 72,027,332 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,616,004	1,608,840
Accumulated deficit	(1,516,209)	(1,364,646)
Accumulated other comprehensive income	1,032	1,586
Total stockholders’ equity	100,827	245,780
Total liabilities and stockholders’ equity	$358,604	$502,643
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue(1):
Technology	$48,795	$52,876	$98,263	$104,358
Professional services	21,692	27,845	42,980	55,776
Total revenue	70,487	80,721	141,243	160,134
Cost of revenue, excluding depreciation and amortization:
Technology	18,188	18,352	35,471	35,917
Professional services	17,439	24,128	35,449	49,741
Total cost of revenue, excluding depreciation and amortization	35,627	42,480	70,920	85,658
Operating expenses:
Sales and marketing	10,360	13,206	20,945	27,944
Research and development	11,026	12,392	20,805	27,578
General and administrative	11,928	8,284	25,888	22,446
Depreciation and amortization	10,979	12,684	23,094	25,004
Goodwill impairment	27,047	28,769	122,548	28,769
Total operating expenses	71,340	75,335	213,280	131,741
Loss from operations	(36,480)	(37,094)	(142,957)	(57,265)
Interest and other expense, net	(3,742)	(3,803)	(7,877)	(7,159)
Loss before income taxes	(40,222)	(40,897)	(150,834)	(64,424)
Income tax provision	(315)	(81)	(729)	(296)
Net loss	$(40,537)	$(40,978)	$(151,563)	$(64,720)
Net loss per share, basic and diluted	$(0.55)	$(0.59)	$(2.07)	$(0.94)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	73,960	69,626	73,280	69,092
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(40,537)	$(40,978)	$(151,563)	$(64,720)

Other comprehensive income (loss):
Change in net unrealized losses on available for sale investments	(29)	(4)	(95)	(78)
Change in foreign currency translation adjustment	52	2,096	(459)	3,145
Comprehensive loss	$(40,514)	$(38,886)	$(152,117)	$(61,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2026
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2026	73,748,666	$1,612,808	$(1,475,672)	$1,009	$138,145
Vesting of restricted stock units	636,678	—	—	—	—
Issuance of common stock under employee stock purchase plan	213,148	360	—	—	360
Stock-based compensation	—	2,836	—	—	2,836
Net loss	—	—	(40,537)	—	(40,537)
Other comprehensive income	—	—	—	23	23
Balance as of June 30, 2026	74,598,492	$1,616,004	$(1,516,209)	$1,032	$100,827

	Three Months Ended June 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	69,481,638	$1,587,085	$(1,210,414)	$140	$376,811
Vesting of restricted stock units and restricted shares	472,888	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,903	1,003	—	—	1,003
Stock-based compensation	—	8,619	—	—	8,619
Net loss	—	—	(40,978)	—	(40,978)
Other comprehensive income	—	—	—	2,092	2,092
Balance as of June 30, 2025	70,267,429	$1,596,707	$(1,251,392)	$2,232	$347,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2026
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	72,027,332	$1,608,840	$(1,364,646)	$1,586	$245,780
Vesting of restricted stock units	2,358,012	—	—	—	—
Issuance of common stock under employee stock purchase plan	213,148	360	—	—	360
Stock-based compensation	—	6,804	—	—	6,804
Net loss	—	—	(151,563)	—	(151,563)
Other comprehensive loss	—	—	—	(554)	(554)
Balance as of June 30, 2026	74,598,492	$1,616,004	$(1,516,209)	$1,032	$100,827

	Six Months Ended June 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units and restricted shares	1,453,745	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,903	1,003	—	—	1,003
Stock-based compensation	—	16,406	—	—	16,406
Stock repurchases	(1,103,601)	(5,000)	—	—	(5,000)
Issuance of common stock related to acquisitions	5,560,583	31,584	—	—	31,584
Net loss	—	—	(64,720)	—	(64,720)
Other comprehensive income	—	—	—	3,067	3,067
Balance as of June 30, 2025	70,267,429	$1,596,707	$(1,251,392)	$2,232	$347,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(151,563)	$(64,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	6,479	15,866
Depreciation and amortization	23,094	25,004
Non-cash operating lease expense	1,171	1,484
Amortization of debt discount, issuance costs, and deferred financing costs	1,154	2,089
Investment discount and premium accretion	(502)	(933)
Provision for expected credit losses	1,048	1,110
Deferred tax provision	104	(157)
Change in fair value of contingent consideration liabilities	(250)	(5,168)
Goodwill impairment	122,548	28,769
Other	219	(784)
Change in operating assets and liabilities:
Accounts receivable, net	10,708	(10,633)
Prepaid expenses and other assets	3,663	2,468
Accounts payable, accrued liabilities, and other liabilities	5,080	(12,638)
Deferred revenue	(2,282)	11,423
Operating lease liabilities	(1,885)	(1,897)
Net cash provided by (used in) operating activities	18,786	(8,717)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	46,100	143,208
Purchase of short-term investments	(43,667)	(46,760)
Acquisition of businesses, net of cash acquired	—	(41,114)
Capitalization of internal-use software	(9,410)	(10,086)
Purchases of property and equipment	(683)	(440)
Purchase of intangible assets	(859)	(296)
Proceeds from the sale of property and equipment	15	25
Net cash (used in) provided by investing activities	(8,504)	44,537

Cash flows from financing activities
Proceeds from employee stock purchase plan	360	1,003
Repurchase of common stock	—	(5,000)
Repayment of debt	(814)	(230,814)
Net cash used in financing activities	(454)	(234,811)
Effect of exchange rate changes on cash and cash equivalents	(53)	58
Net increase (decrease) in cash and cash equivalents	9,775	(198,933)

Cash and cash equivalents at beginning of period	50,814	249,645
Cash and cash equivalents at end of period	$60,589	$50,712

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$—	$31,584
Stock-based compensation capitalized as internal-use software	325	540
Purchase of property and equipment included in accounts payable	34	31
Capitalized internal-use software included in accounts payable and accrued liabilities	199	262
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	951

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2026, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, the interim condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025, our interim condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and our interim condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. Our condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Health Catalyst and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, reserves for expected credit losses, useful lives of property and equipment, capitalization and estimated useful life of internal-use software, impairment assessments of goodwill, intangible assets, and other long-lived assets, allocation of goodwill between held for sale and held for use asset groups, fair value of financial instruments, deferred tax assets, stock-based compensation, contingent consideration, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate used for operating leases, and tax uncertainties. Actual results could differ significantly from those estimates.

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
The CODM is regularly provided with and uses Adjusted Gross Profit as the measure of our profit used to assess performance and allocate resources between the two operating segments. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across our two operating segments. Refer to Note 19-Segments for additional details.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of June 30, 2026 and December 31, 2025, $1.6 million and $1.8 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the remaining $1.8 million and $2.4 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are generally amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $1.0 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations.
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

We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, client payment patterns, the establishment of specific reserves for clients in an adverse financial condition, and current economic conditions including high interest rates and high inflation, that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$4,200	$3,000	$3,700	$4,200
Provision for expected credit losses	498	300	1,048	1,110
Less: Transferred to assets held for sale	(864)	—	(864)	—
Less: Write-offs, net of recoveries	2	—	(48)	(2,010)
Allowance for credit losses at the end of period	$3,836	$3,300	$3,836	$3,300
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We recorded goodwill impairment of $122.5 million during the six months ended June 30, 2026, and $27.0 million during the three months ended June 30, 2026. We recorded goodwill impairment of $28.8 million during the three and six months ended June 30, 2025. Refer to Note 5 - Goodwill and Intangible Assets for additional details.
Assets held for sale
We classify assets and liabilities as held for sale (a disposal group) when management commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We consider various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan is unlikely to be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell after adjusting the individual assets of the disposal group, if necessary. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized in the periods which the held for sale criteria are met. Conversely, gains are not recognized until the date of the sale. When a portion of a reporting unit containing goodwill is disposed of and that portion constitutes a business or nonprofit activity, the assignment of goodwill is based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. When the disposal group is classified as held for sale, depreciation and amortization for most long-lived assets ceases and we test the assets for impairment. Assets and liabilities classified as held for sale are segregated in the condensed consolidated balance sheets.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the three months ended June 30, 2026 and 2025, we expensed $2.2 million and $1.1 million of transaction costs associated with business combinations, respectively. For the six months ended June 30, 2026 and 2025, we expensed $4.6 million and $2.6 million of transaction costs associated with business combinations, respectively. The current year transaction costs are primarily related to the Vitalware Transaction (as defined below). The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
Advertising costs
All advertising costs are expensed as incurred. For the three months ended June 30, 2026 and 2025, we incurred $0.3 million and $0.5 million of advertising costs, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at June 30, 2026 and December 31, 2025. Money market funds and short-term investments are measured at fair value on a recurring basis. On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
2. Held for Sale and Divestiture
On June 4, 2026, we entered into a Unit Purchase Agreement (the Vitalware Purchase Agreement) with Med-Metrix, LLC (Med-Metrix), pursuant to which, among other things, we agreed to sell all of the equity interests of Vitalware, LLC, through which we conduct our Vitalware business (the Vitalware Business), to Med-Metrix (the Vitalware Transaction). The base purchase price for the Vitalware Business is $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses as more fully set forth in the Purchase Agreement.
The Vitalware Transaction closed on July 31, 2026. Refer to Note 21 - Subsequent Events for further information about the Vitalware Transaction.
In June 2026, certain assets and liabilities representing the Vitalware Business met the held for sale criteria. We record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under their respective models and no impairment adjustment was recorded. We did not recognize any gains or losses upon classification of held for sale during the three months ended June 30, 2026, and depreciation and amortization ceased upon classification as held for sale. See Note 5 - Goodwill and Intangible Assets for further information about the allocation of goodwill to the Vitalware Business sold.
The following table presents the major classes of assets and liabilities classified as held for sale (in thousands):

Assets held for sale
Accounts receivable, net	$5,430
Prepaid expenses and other assets	1,579
Property and equipment, net	3,038
Intangibles, net	6,201
Goodwill	75,176
Total assets held for sale	$91,424

Liabilities associated with assets held for sale
Accounts payable	$124
Accrued liabilities	751
Deferred revenue	11,258
Total liabilities associated with assets held for sale	$12,133
The pre-tax income of the Vitalware Business designated as held for sale was $4.2 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $7.5 million and $5.3 million for the six months ended June 30, 2026 and 2025, respectively, the results of which exclude the allocation of overhead.
Although the Vitalware Business meets the held for sale criteria, its proposed disposal does not represent a strategic shift for Health Catalyst’s operations and therefore did not meet the discontinued operations criteria.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
3. Business Combinations
The business acquisition discussed below was included in our results of operations from the date of acquisition.
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
An additional 106,196 shares of our common stock subject to restriction agreements (restricted shares) were issued upon satisfaction of vesting terms pursuant to the terms of the acquisition agreement and such restriction agreements. The value of these restricted shares is recognized as acquisition stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14-Stock-Based Compensation for additional details related to our stock-based compensation.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the six months ended June 30, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested. There was no additional compensation expense, including stock-based compensation expense, recognized related to these retention bonuses during the six months ended June 30, 2026
Unaudited Pro Forma Financial Information
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
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to the Upfront acquisition which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
	(unaudited)
Amortization of acquired intangible assets	$(438)	$(7,617)
Acquisition-related costs, net	(4,158)	6,143
4. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Recurring technology	$48,795	$52,876	$98,263	$104,358
Professional services	21,692	27,845	42,980	55,776
Total revenue	$70,487	$80,721	$141,243	$160,134
Revenue related to contracts with clients located in the United States was 96.8% and 96.4% for the three months ended June 30, 2026 and 2025, respectively, and 96.3% and 96.2% for the six months ended June 30, 2026, and 2025, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services.
During the three months ended June 30, 2026 and in connection with the Vitalware Transaction, certain assets and liabilities representing the Vitalware Business met the held for sale criteria as of the date of the announcement of the signing of the Vitalware Purchase Agreement. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under their respective models as required and no impairment adjustment was recorded. Since the Vitalware Business was a portion of the technology reporting unit, the assignment of goodwill to the Vitalware Business was based on the relative fair values of the Vitalware Business being disposed of and the portion of the technology reporting unit remaining. Following the allocation of goodwill to the held for sale asset group, we evaluated the remaining technology reporting unit for goodwill impairment due to the triggering event created by the transaction. Based on this interim test of goodwill, the fair value of the remaining technology reporting unit was below its carrying value, resulting in the recognition of a goodwill impairment charge of $27.0 million.
Based on our interim impairment test of goodwill as of March 31, 2026, it was determined that the fair value of our technology reporting unit was below its carrying value, and we recorded a total non-cash goodwill impairment charge of $95.5 million, resulting in total goodwill impairment charges of $122.5 million for the six months ended June 30, 2026.
During the six months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $28.8 million. The goodwill impairment charges were recorded as a separate line item in our condensed consolidated statements of operations.
As part of our interim goodwill impairment assessments and the allocation of goodwill to the held for sale asset group, the fair value of the technology reporting unit was estimated based upon weightings of the income approach and a market-based approach. The fair value of the Vitalware Business used in the goodwill allocation was based on the base purchase price of $147 million pursuant to the Vitalware Purchase Agreement. The income approach utilizes a discounted cash flow analysis. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows, and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market-based approach.
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2026 were as follows (in thousands):
Technology Reporting Unit:

	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2025	$307,790	$(98,717)	$209,073
Transferred to assets held for sale	(75,176)	—	(75,176)
Impairment of goodwill	—	(122,548)	(122,548)
Foreign currency translation adjustments	(248)	—	(248)
Balance as of June 30, 2026	$232,366	$(221,265)	$11,101
The professional services reporting unit had no net goodwill as of June 30, 2026, and December 31, 2025, due to the $6.7 million of gross goodwill being fully impaired as of December 31, 2025.

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

As of June 30, 2026, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$122,908	$(99,994)	$22,914
Client relationships and contracts	72,771	(42,402)	30,369
Computer software licenses	13,369	(11,967)	1,402
Trademarks	3,944	(2,508)	1,436
Total intangible assets	$212,992	$(156,871)	$56,121
The amounts in the table above exclude assets held for sale related to the Vitalware Transaction. For additional details refer to Note 2 - Held For Sale and Divestiture.
Amortization expense of acquired intangible assets was $7.3 million and $9.0 million for the three months ended June 30, 2026 and 2025, respectively, and $15.4 million and $17.8 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We did not incur any intangible asset impairment charges for the three and six months ended June 30, 2026 and 2025.
As of December 31, 2025, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$141,101	$(110,621)	$30,480
Client relationships and contracts	115,808	(72,750)	43,058
Computer software licenses	13,600	(11,329)	2,271
Trademarks	5,367	(3,498)	1,869
Total intangible assets	$275,876	$(198,198)	$77,678

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Computer equipment	$8,368	$10,027
Leasehold improvements	6,151	6,314
Furniture and fixtures	3,791	3,796
Capitalized internal-use software costs	54,748	66,916
Computer software	111	111
Total property and equipment	73,169	87,164
Less: accumulated depreciation	(39,697)	(53,326)
Property and equipment, net	$33,472	$33,838
The amounts in the table above exclude assets held for sale related to the Vitalware Transaction. For additional details refer to Note 2 - Held For Sale and Divestiture.
Our long-lived assets are primarily located in the United States. Depreciation expense totaled $3.7 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $7.7 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense includes the amortization of capitalized internal-use software costs. There was no impairment of long-lived assets during the three and six months ended June 30, 2026 and 2025.
We capitalized $4.9 million and $5.2 million of internal-use software costs for the three months ended June 30, 2026 and 2025, respectively, and $9.7 million and $10.7 million for the six months ended June 30, 2026 and 2025, respectively. We incurred $3.2 million and $3.0 million of capitalized internal-use software cost amortization expense for the three months ended June 30, 2026 and 2025, respectively, and $6.7 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively.
7. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and six months ended June 30, 2026 and 2025. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents that are measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$50,646	$—	$—	$50,646	$50,646	$—
U.S. treasury notes	27,599	—	(45)	27,554	—	27,554
Commercial paper	17,098	—	(3)	17,095	1,799	15,296
Total	$95,343	$—	$(48)	$95,295	$52,445	$42,850

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$45,062	$—	$—	$45,062	$45,062	$—
U.S. treasury notes	37,441	46	—	37,487	—	37,487
Commercial paper	7,430	1	—	7,431	—	7,431
Total	$89,933	$47	$—	$89,980	$45,062	$44,918

The following table presents the contractual maturities of our short-term investments as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$42,897	$42,850	$44,871	$44,918
Total	$42,897	$42,850	$44,871	$44,918

Accrued interest receivables related to our available-for-sale securities of $0.2 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of June 30, 2026 and December 31, 2025, there were no material unrealized losses due to expected credit loss-related factors.
8. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 were as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$50,646	$—	$—	$50,646
U.S. Treasury notes	27,554	—	—	27,554
Commercial paper	—	17,095	—	17,095
Contingent consideration liabilities	—	—	—	—
Total	$78,200	$17,095	$—	$95,295

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
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2026 and 2025.
Convertible senior notes
On April 14, 2025, we fully settled the principal amount of the convertible senior notes in cash. These convertible senior notes were recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 11—Debt for further information.
Nonrecurring fair value measurements
During the three months ended June 30, 2026 and in connection with the Vitalware Transaction, certain assets and liabilities representing the Vitalware Business met the held for sale criteria as of the date of the announcement of the signing of the Vitalware Purchase Agreement. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under their respective models as required and no impairment adjustment was recorded. Since the Vitalware Business was a portion of the technology reporting unit, the assignment of goodwill to the Vitalware Business was based on the relative fair values of the Vitalware Business being disposed of and the portion of the technology reporting unit remaining. Based on the relative fair values, we allocated $75.2 million of goodwill to the Vitalware Business.
We recorded goodwill impairment charges totaling $122.5 million during the six months ended June 30, 2026. The impairment charges were derived from the difference between the carrying value and the fair value of our reporting units. The fair value of these reporting units was estimated using an income and market-based approach and included certain unobservable (Level 3) inputs. Refer to Note 5—Goodwill and Intangibles for further information.
Level 3 fair value measurements
The Upfront acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped at $33.4 million and will be paid 63% in equity and 37% in cash to the extent achieved. We value Upfront’s expected contingent consideration and the corresponding liability using the Monte Carlo simulation valuation model using a distribution of potential outcomes of potential pay-out scenarios. The outstanding contingent consideration liability is categorized as a Level 3 fair value measurement and is remeasured as of each reporting period.
The aggregate intrinsic value and fair value of the revenue-based earn-out contingent consideration liability is zero based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned and our closing stock price as of June 30, 2026.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2025	$250
Change in fair value of contingent consideration liability	(250)
Balance as of June 30, 2026	$—
9. Accrued Liabilities
As of June 30, 2026 and December 31, 2025, accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Accrued compensation and benefit expenses(2)	$5,168	$5,203
Interest payable	3,251	3,380
Restructuring liabilities(1)	1,208	704
Other accrued liabilities(2)	13,968	9,410
Total accrued liabilities	$23,595	$18,697
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions. For additional details, refer to Note 20 in these condensed consolidated financial statements.
(2)These amounts exclude the Vitalware liabilities associated with held for sale assets that are disclosed in Note 2 - Held For Sale and Divestiture.
10. Leases
We lease office space under operating leases that expire between the fourth quarter of 2026 and the second quarter of 2034. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent. We subleased portions of our corporate headquarters to various sublessees with subleases commencing at various dates between 2021 and 2026.
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Operating lease expense	$575	$787	$1,158	$1,556
Short-term lease expense	20	164	61	319
Sublease income	(535)	(519)	(1,093)	(1,019)
Total	$60	$432	$126	$856
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
During the six months ended June 30, 2026, and 2025, we did not identify asset impairment indicators for our corporate office spaces designated for subleasing, and therefore did not recognize any impairment charges.
11. Debt
Debt consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Variable interest rate term loan maturing 2029	$159,947	$160,761
Total Principal Outstanding	159,947	160,761
Less: Unamortized discount and issuance costs	(6,468)	(7,510)
Net carrying amount	153,479	153,251
Less: Current portion of long-term debt	(1,627)	(1,627)
Long-term debt, net of current portion	$151,852	$151,624
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Contractual interest expense	$4,124	$4,665	$8,229	$10,534
Amortization of debt discount and issuance costs	521	579	1,041	1,477
Amortization of deferred financing costs	—	543	117	1,092
Total	$4,645	$5,787	$9,387	$13,103

Maturity of Debt
As of June 30, 2026, we are subject to required principal payments and debt maturity as follows (in thousands):

Contractual Maturity
Fiscal year:	(unaudited)
2026	814
2027	1,627
2028	1,627
2029	155,879
Total debt maturities	159,947
Less: Unamortized debt discount and issuance costs	(6,468)
Net carrying amount	$153,479
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
As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement.
On July 31, 2026 we voluntarily repaid in full all outstanding obligations under the Credit Agreement using proceeds from the Vitalware Transaction together with cash on hand, which resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder. Refer to Note 21 - Subsequent Events for further information about this debt extinguishment.

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
12. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of June 30, 2026 and December 31, 2025, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 74,704,688 and 72,133,528 shares were legally issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. The shares legally issued and outstanding as of June 30, 2026 and December 31, 2025 included 106,196 shares issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2026.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the six months ended June 30, 2026, we did not repurchase shares of our common stock. During the six months ended June 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of June 30, 2026.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Investments	Total
Balance as of December 31, 2025	$1,539	$47	$1,586
Change in foreign currency translation adjustment	(459)	—	(459)
Change in net unrealized gains (losses) on available for sale investments	—	(95)	(95)
Balance as of June 30, 2026	$1,080	$(48)	$1,032
There were no material reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2026. Additionally, as we record a full valuation allowance against our U.S. and U.K. net deferred tax assets and substantially all of our accumulated other comprehensive income originated in the U.S. and U.K., other comprehensive income (loss) does not include significant income tax expense.
13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net loss per share, basic and diluted
Numerator:
Net loss	$(40,537)	$(40,978)	$(151,563)	$(64,720)
Denominator:
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	73,959,819	69,625,540	73,280,290	69,091,777
Net loss per share, basic and diluted	$(0.55)	$(0.59)	$(2.07)	$(0.94)

During the three and six months ended June 30, 2026 and 2025, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net loss per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share when the effect would have been anti-dilutive:

	As of June 30,
	2026	2025
	(unaudited)
Common stock options	702,941	1,011,809
Restricted stock units	4,427,696	5,190,758
Performance-based restricted stock units	301,502	2,672,798
Restricted shares	106,196	106,196
Shares issuable as acquisition-related contingent consideration(1)	—	—
Total potentially dilutive securities	5,538,335	8,981,561
_________________________
(1)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of June 30, 2026 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date.
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2026, there were an additional 3,606,676 shares reserved for issuance under the 2019 Plan. As of June 30, 2026 and December 31, 2025, there were 30,453,076 and 26,846,400 shares authorized for grant, respectively, and 5,513,219 and 2,328,350 shares available for grant under the 2019 and 2011 Plan (collectively, the Stock Incentive Plan), respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Restricted stock units	$2,527	$5,928	$5,910	$11,453
Performance-based restricted stock units	9	2,048	186	3,213
Employee stock purchase plan	72	245	183	529
Restricted shares	101	102	200	671
Options	—	—	—	—
Total stock-based compensation	$2,709	$8,323	$6,479	$15,866

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Cost of revenue	$417	$1,489	$1,084	$2,710
Sales and marketing	613	2,542	1,409	4,704
Research and development	366	1,316	956	2,449
General and administrative	1,313	2,976	3,030	6,003
Total stock-based compensation	$2,709	$8,323	$6,479	$15,866

Stock options
There were no stock options granted during the six months ended June 30, 2026 or 2025. A summary of the share option activity under the 2019 Plan for the six months ended June 30, 2026, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2026	842,085	$12.36
Options cancelled/expired	(139,144)	11.54
Outstanding at June 30, 2026	702,941	$12.53	2.1	$—
Vested and exercisable as of June 30, 2026	702,941	$12.53	2.1	$—
There were no stock options exercised during the six months ended June 30, 2026 and 2025. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for RSUs is generally satisfied over three or four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2026	4,004,505	$5.72
RSUs granted	2,711,887	1.68
RSUs vested	(1,494,916)	4.85
RSUs forfeited	(793,780)	5.37
Unvested and outstanding at June 30, 2026	4,427,696	$3.61
During the six months ended June 30, 2026 and 2025, we granted RSUs with a weighted-average grant date fair value of $1.68 and $4.91, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $7.3 million and $14.5 million, respectively.
As of June 30, 2026, we had $14.1 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.0 years.
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
During the six months ended June 30, 2026 and 2025, we also granted 2025 annual bonus PRSUs to certain employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs vested during the six months ended June 30, 2026 to the extent the applicable performance conditions were achieved for the year ending December 31, 2025, and if the individual employee continued to provide services to us through the vesting date of March 1, 2026. The number of PRSUs that ultimately vested from these 2025 annual bonus PRSU grants could have ranged from 0% to 100% of the original amount granted depending on our performance during 2025 against the pre-established targets.
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
There were no PRSUs with market-based tranches granted during the six months ended June 30, 2026. The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the six months ended June 30, 2025:

Six Months Ended June 30, 2025

Expected volatility	71.6%
Expected term (in years)	1-3
Risk-free interest rate	4.16% - 4.23%
Expected dividends	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the six months ended June 30, 2026:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2026	2,521,754	$5.40
PRSUs granted	59,053	1.77
PRSUs vested	(863,096)	5.18
PRSUs forfeited	(1,416,209)	5.59
Unvested and outstanding at June 30, 2026	301,502	$4.37

During the six months ended June 30, 2026 and 2025, we granted PRSUs with a weighted-average grant date fair value of $1.77 and $4.98, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the six months ended June 30, 2026 and 2025 was $4.5 million and $1.4 million, respectively. As of June 30, 2026, we had $0.4 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 1.2 years.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Expected volatility	73.9%	75.2%
Expected term (in months)	6	6
Risk-free interest rate	3.58%	4.25%
Expected dividends	—	—
During the six months ended June 30, 2026, we issued 213,148 shares under the ESPP, with a weighted-average purchase price of $1.69. Total cash proceeds from the purchase of shares under the ESPP during the six months ended June 30, 2026 were $0.4 million. As of June 30, 2026, 2,187,794 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares is subject to eighteen months of continuous service with cliff vesting. In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense. During the six months ended June 30, 2026 and 2025, no retention bonus shares and 86,975 of these retention bonus restricted shares vested, respectively.

As of June 30, 2026, we had an immaterial amount of unrecognized stock-based compensation expense related to outstanding restricted shares expected to be recognized over a weighted-average period of 0.1 years.
15. Income Taxes
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our loss before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the six months ended June 30, 2026 and 2025, our estimated effective tax rate was (0.5)% and (0.2)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of June 30, 2026 and December 31, 2025, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
16. Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. There were no charges recorded during the three and six months ended June 30, 2026 and 2025.
17. Contract Balances and Performance Obligations
As of June 30, 2026 and December 31, 2025, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $6.3 million and $10.1 million, respectively.
As of June 30, 2026 and December 31, 2025, the total of current and non-current deferred revenue, excluding amounts associated with assets held for sale, on our consolidated balance sheets was $43.0 million and $56.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended June 30, 2026 and 2025, 52% and 47%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2026 and 2025, 31% and 26%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that are not associated with assets held for sale and that do not allow the client to cancel within one year or less, we expect to recognize $179.1 million of revenue on unsatisfied performance obligations as of June 30, 2026. We expect to recognize approximately 75% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
18. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team served on our board of directors until July 16, 2026. We recognized revenue from this related party of $4.1 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, we recognized $8.4 million and $8.9 million of revenue from this related party, respectively. As of June 30, 2026 and December 31, 2025, we had receivables from this related party of $0.0 million and $1.7 million, respectively, and deferred revenue with this related party of $2.0 million and $0.2 million, respectively.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The reconciliation between reportable segment Adjusted Gross Profit to consolidated loss before income tax is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$30,975	$34,852	$63,279	$69,463
Professional Services	4,862	5,112	8,997	9,549
Total reportable segments Adjusted Gross Profit	35,837	39,964	72,276	79,012
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(417)	(1,489)	(1,084)	(2,710)
Acquisition-related costs, net(1)	—	(89)	(7)	(283)
Restructuring costs	(560)	(145)	(862)	(1,543)
Less other reconciling items:
Sales and marketing	(10,360)	(13,206)	(20,945)	(27,944)
Research and development	(11,026)	(12,392)	(20,805)	(27,578)
General and administrative	(11,928)	(8,284)	(25,888)	(22,446)
Depreciation and amortization	(10,979)	(12,684)	(23,094)	(25,004)
Goodwill impairment	(27,047)	(28,769)	(122,548)	(28,769)
Interest and other expense, net	(3,742)	(3,803)	(7,877)	(7,159)
Loss before income taxes	$(40,222)	$(40,897)	$(150,834)	$(64,424)
____________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Lumeon, Carevive, ARMUS, and KPI Ninja acquisitions.
Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
	(unaudited)		(unaudited)
Technology:
Revenue	$48,795	$52,876	$98,263		$104,358
Adjusted Cost of Revenue(1)	17,820	18,024	34,984		34,895
Adjusted Gross Profit	$30,975	$34,852	$63,279		$69,463

Professional Services:
Revenue	$21,692	$27,845	$42,980	0	$55,776
Adjusted Cost of Revenue(2)	16,830	22,733	33,983		46,227
Adjusted Gross Profit	$4,862	$5,112	$8,997		$9,549
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

20. Restructuring Costs
Project Nexus
In April 2026, as part of a strategic initiative designed to fundamentally transform the Company's operating model, simplify its organizational structure, and align resources around its highest-conviction technology opportunities (Project Nexus), our Board authorized a workforce reduction throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions.
Restructuring liabilities related to Project Nexus are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our Project Nexus restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liability Rollforward
Balance as of December 31, 2025	$—
Severance and other restructuring costs	3,706
Cash payments	(2,498)
Balance as of June 30, 2026	$1,208
The following table summarizes our Project Nexus restructuring costs by financial statement line item for the three months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$296	$—	$296
Professional services	264	—	264
Sales and marketing	1,251	—	1,251
Research and development	1,490	—	1,490
General and administrative	342	63	405
Total	$3,643	$63	$3,706
____________________
(1)Includes legal and advisory fees related to significant board of director refreshment that are non-recurring and outside the ordinary course of our business.

There were no restructuring costs as part of Project Nexus during the three months ended March 31, 2026. We expect additional restructuring costs as part of Project Nexus of at least $0.5 million during the second half of 2026. We continue to evaluate our restructuring initiatives, which may result in additional restructuring costs and associated payments in the future.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
August 2025 Restructuring Plan
In August 2025, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (August 2025 Restructuring Plan). As part of the August 2025 Restructuring Plan, we reduced headcount throughout both our professional services and technology segments. The restructuring costs primarily related to severance and other team member costs from workforce reductions. Our restructuring activities and related costs as part of the August 2025 Restructuring Plan were complete by March 31, 2026.
Restructuring liabilities related to the August 2025 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our August 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liability Rollforward
Balance as of December 31, 2025	$704
Severance and other restructuring costs	1,791
Cash payments	(2,495)
Balance as of June 30, 2026	$—
The following table summarizes our August 2025 Restructuring Plan costs by financial statement line item for the six months ended June 30, 2026, of which none related to the three months ended June 30, 2026, and the total cumulative charges (in thousands):

	Six Months Ended June 30, 2026
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—
Professional services	302	—	302
Sales and marketing	109	—	109
Research and development	100	—	100
General and administrative	987	293	1,280
Total	$1,498	$293	$1,791

August 2025 Restructuring Plan final, cumulative charges incurred through June 30, 2026	$6,823	$742	$7,565
____________________
(1)Includes legal and advisory fees related to shareholder activism defense costs regarding our former CEO’s retirement and transition and significant board of director refreshment that are non-recurring and outside the ordinary course of our business.
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

21. Subsequent Events
On July 31, 2026 (the Vitalware Closing Date), we closed the previously announced divestiture of the Vitalware Business, pursuant to which Med-Metrix paid to the Company an aggregate base purchase price of $147 million in cash, subject to customary adjustments for cash, indebtedness, net working capital, and transaction costs. The initial proceeds were reduced by approximately $1.8 million of direct transaction costs, and assuming the divested assets held for sale and associated liabilities as of the Vitalware Closing Date will be materially similar to the amounts in our June 30, 2026 condensed consolidated balance sheet, we expect to recognize a gain on sale of approximately $66 million in the third quarter of 2026 in connection with the disposition of the Vitalware Business. The estimated gain is subject to the final determination of transaction costs, the carrying value of the net assets sold, and customary post-closing adjustments.
Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement, which consisted of payments of (i) the $122.8 million principal amount outstanding under the initial term loan, (ii) the $37.1 million aggregate principal amount outstanding under the delayed draw facility, (iii) a $3.2 million prepayment premium, (iv) $0.6 million of accrued and unpaid interest, and (v) certain other fees and expenses. The repayment in full of our obligations under the Credit Agreement resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder. The debt repayment will significantly reduce ongoing interest expense, but we expect to recognize a loss on extinguishment of debt of approximately $10 million in the third quarter of 2026, due to the write-off of unamortized debt issuance costs, debt discount, and prepayment premiums.

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
Highlights from the three and six months ended June 30, 2026 and 2025 included:
•We recognized total revenue of $70.5 million and $80.7 million for the three months ended June 30, 2026 and 2025, respectively, and $141.2 million and $160.1 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in revenue was primarily due to our exit of certain lower margin TEMS arrangements and churn related to the migration from DOS to Ignite.
•We incurred net losses of $40.5 million and $41.0 million for the three months ended June 30, 2026 and 2025, respectively, and $151.6 million and $64.7 million for the six months ended June 30, 2026 and 2025, respectively. The increased net losses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 are largely driven by $122.5 million in goodwill impairment in 2026, which was primarily due to overall declines in our stock price and market capitalization, as well as the Vitalware held for sale accounting, which required an impairment analysis of the goodwill allocated to the retained technology reporting unit.
•Our Adjusted EBITDA was $9.9 million and $9.3 million for the three months ended June 30, 2026 and 2025, respectively, and $19.1 million and $15.6 million for the six months ended June 30, 2026 and 2025, respectively. See the section titled “Key Financial Measures—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
See the section titled “Key Factors Affecting Our Performance” for more information about important opportunities and challenges related to our business.
Macroeconomic Environment and Strategic Operating Plan
Ongoing macroeconomic challenges (including high levels of inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, and regional or global conflicts (including the conflicts in the Middle East)) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally. These factors have disrupted the normal operations of many businesses, including our business. These factors have also placed the national healthcare system under significant operational and budgetary strain. The extent and duration of the impacts from these factors is uncertain, and we expect that continued impacts will continue to have a negative effect upon our clients, business and results of operations, and financial condition.

The health system end market, in particular, has experienced meaningful financial strain over the past several years. We are encouraged that, in general, the operating margins of our health system end market improved in recent years. However, the implications of many policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape have had and continue to have a negative impact on our business. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA) into law, which is projected to reduce federal Medicaid spending by nearly $1 trillion over 10 years and will create additional financial strain for many of our clients and prospective clients. As a result, certain sales cycles have elongated and some opportunities, such as opportunities in Life Sciences, have pushed, which negatively impacted our 2025 bookings achievement and our expectations for revenue in 2026.
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
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives, while in the technology segment, we have experienced down-sell and churn particularly related to the migration from DOS to Ignite. As of May 11, 2026, we had been notified of $12.5 million of DOS-to-Ignite migration downsell and churn, and estimated approximately $52 million of potentially at risk ARR across 2026 and 2027. We are focused on trying to retain this at risk ARR though dedicated account plans tailored to each client’s needs. Even among clients who have given notice on the infrastructure layer, we expect a number of clients will continue to use our application solutions going forward even after transitioning to their own infrastructure. As we referenced in the past, we expect to be generally through churn pressure associated with the DOS to Ignite migration by the end of 2027.

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
We aim to continue to manage the business with a focus on operating efficiency, while balancing targeted investments to support disciplined growth and retention initiatives that we expect will benefit future results. Moving forward our focus is building a technology business that wins in the market, operating with efficiency and discipline, and investing in our AI-enabled intelligence that differentiates our solutions. In April 2026, we announced Project Nexus, a strategic initiative designed to fundamentally transform our operating model and advance each of these priorities. The Vitalware Transaction (as defined below), which is part of Project Nexus, provided us with the ability to fully repay all obligations under our Credit Agreement and we believe gives us flexibility to make targeted investments in our core business. While these investments have created near-term pressure on our net loss and Adjusted EBITDA, we believe they better position the business.

We are focused on margin expansion as part of our transformation to streamline operations and optimize our cost structure, including engaging an advisor to help us assess revenue and cost optimization opportunities. Our priorities going forward will include strengthening and simplifying our commercial engine to drive technology ARR bookings, working to improve retention through more predictable migrations and clearer client value realization, and increasing efficiency and reducing time to value by eliminating operational complexity and scaling work through automation and global resources. We also plan to better leverage our intellectual property, combining our data foundation with the expertise, content, and AI-enabled solutions that differentiates our solutions to allow us to solve healthcare's most pressing problems. We will continue to refine this strategic operating plan.
Vitalware Transaction and Debt Repayment

On July 31, 2026 (the Vitalware Closing Date), we completed the previously announced disposition of all of the equity interests of Vitalware, LLC, through which we conducted our Vitalware business (the Vitalware Business), to Med-Metrix, LLC (Med-Metrix) (the Vitalware Transaction). On the Vitalware Closing Date, we received from Med-Metrix the payment of an aggregate base purchase price of $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under a Credit Agreement, dated as of July 16, 2024, among Health Catalyst, as the borrower, the several lenders party thereto, and Silver Point Finance, LLC, as administrative agent for the lenders (as modified, amended, restated, amended and restated, or supplemented from time to time prior to the Vitalware Closing Date, the Credit Agreement), which resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.

Key Financial Measures
We regularly review a number of measures, including the following key financial measures, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Financial Measures:	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$70,487	$80,721	$141,243	$160,134
Gross profit	$27,856	$30,333	$55,582	$58,992
Gross margin	40%	38%	39%	37%
Net loss	$(40,537)	$(40,978)	$(151,563)	$(64,720)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$35,837	$39,964	$72,276	$79,012
Adjusted Gross Margin	51%	50%	51%	49%
Adjusted EBITDA	$9,919	$9,344	$19,056	$15,623
We monitor the key measures set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine team member incentives. This year we will also report on total full-year bookings on an annual basis as a new, simplified operating metric, which includes all new bookings for annual recurring revenue and non-recurring revenue. We discuss Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in more detail below.
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
The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$48,795	$21,692	$70,487
Cost of revenue, excluding depreciation and amortization	(18,188)	(17,439)	(35,627)
Amortization of intangible assets, cost of revenue	(3,730)	—	(3,730)
Depreciation of property and equipment, cost of revenue	(3,274)	—	(3,274)
Gross profit	23,603	4,253	27,856
Gross margin	48%	20%	40%
Add:
Amortization of intangible assets, cost of revenue	3,730	—	3,730
Depreciation of property and equipment, cost of revenue	3,274	—	3,274
Stock-based compensation	72	345	417
Restructuring costs(1)	296	264	560
Adjusted Gross Profit	$30,975	$4,862	$35,837
Adjusted Gross Margin	63%	22%	51%
___________________
(1)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

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
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, ARMUS and KPI Ninja acquisitions. For additional details refer to notes 1 and 3 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 50% for the three months ended June 30, 2025 to 48% for the three months ended June 30, 2026. Adjusted Technology Gross Margin decreased from 66% for the three months ended June 30, 2025 to 63% for the three months ended June 30, 2026. These technology gross margin and Adjusted Technology Gross Margin year-over-year decreases were mainly driven by costs associated with migrating a subset of DOS clients to Health Catalyst Ignite and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition.
We expect technology gross margin and Adjusted Technology Gross Margin to decline in the near term, primarily due to the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.
Professional services gross margin increased from 13% for the three months ended June 30, 2025 to 20% for the three months ended June 30, 2026. Adjusted Professional Services Gross Margin increased from 18% for the three months ended June 30, 2025 to 22% for the three months ended June 30, 2026. These professional services gross margin and Adjusted Professional Services Gross Margin year-over-year increases were primarily driven by lower utilization rates in our professional services organization in the prior period and due to our exit of certain lower margin Tech-Enabled Managed Services (TEMS) arrangements. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The delivery mix among all of our services in a given period can lead to fluctuations in our professional services gross margin and Adjusted Professional Services Gross Margin.
Total gross margin increased from 38% for the three months ended June 30, 2025 to 40% for the three months ended June 30, 2026. Total Adjusted Gross Margin also increased from 50% for the three months ended June 30, 2025 to 51% for the three months ended June 30, 2026. We expect total Adjusted Gross Margin to decline in the near term primarily due to the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.

The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$98,263	$42,980	$141,243
Cost of revenue, excluding depreciation and amortization	(35,471)	(35,449)	(70,920)
Amortization of intangible assets, cost of revenue	(7,920)	—	(7,920)
Depreciation of property and equipment, cost of revenue	(6,821)	—	(6,821)
Gross profit	48,051	7,531	55,582
Gross margin	49%	18%	39%
Add:
Amortization of intangible assets, cost of revenue	7,920	—	7,920
Depreciation of property and equipment, cost of revenue	6,821	—	6,821
Stock-based compensation	190	894	1,084
Acquisition-related costs, net(1)	1	6	7
Restructuring costs(2)	296	566	862
Adjusted Gross Profit	$63,279	$8,997	$72,276
Adjusted Gross Margin	64%	21%	51%
___________________
(1)Acquisition-related costs, net include final deferred retention expenses attributable to the KPI Ninja acquisition. For additional details, see Notes 1 and 3 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

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
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, ARMUS and KPI Ninja acquisitions. For additional details refer to notes 1 and 3 in our condensed consolidated financial statements.

(2)Restructuring costs include severance and other team member costs from workforce reductions and restructuring. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 51% for the six months ended June 30, 2025 to 49% for the six months ended June 30, 2026. Adjusted Technology Gross Margin decreased from 67% for the six months ended June 30, 2025 to 64% for the six months ended June 30, 2026. These technology gross margin and Adjusted Technology Gross Margin year-over-year decreases were primarily driven by continued costs associated with migrating a subset of Platform Clients to Health Catalyst Ignite, and Ninja Universe deployment costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect technology gross margin and Adjusted Technology Gross Margin to decline in the near term, primarily due to the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.
Professional services gross margin increased from 11% for the six months ended June 30, 2025 to 18% for the six months ended June 30, 2026. Adjusted Professional Services Gross Margin increased from 17% for the six months ended June 30, 2025 to 21% for the six months ended June 30, 2026. These professional services gross margin and Adjusted Professional Services Gross Margin year-over-year increases were primarily driven by lower utilization rates in our professional services organization in the prior period and our exit of certain lower margin TEMS arrangements. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The delivery mix among all of our services in a given period can lead to fluctuations in our Adjusted Professional Services Gross Margin.
Total gross margin increased from 37% for the six months ended June 30, 2025 to 39% for the six months ended June 30, 2026. Total Adjusted Gross Margin increased from 49% for the six months ended June 30, 2025 to 51% for the six months ended June 30, 2026. We expect total Adjusted Gross Margin to decline in the near term primarily due to the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for (i) interest and other expense, net, (ii) income tax provision, (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (vi) restructuring costs, (vii) goodwill impairment, and (viii) non-recurring lease-related charges, as applicable. We view acquisition-related expenses when applicable, such as transaction costs (including third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations) and changes in the fair value of contingent consideration liabilities for potential earn-out payments that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring costs, impairment of goodwill and intangible assets, and non-recurring lease-related charges, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

Our Adjusted EBITDA improved year-over-year as a result of our revenue growth and cost reduction initiatives as well as the timing of some non-headcount expenses. We expect Adjusted EBITDA to be negatively impacted by the Vitalware Transaction and our Adjusted EBITDA may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs. Excluding the impact of the Vitalware Transaction, we expect annual Adjusted EBITDA to continue to improve in the long-term.
The following is a reconciliation of our Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(40,537)	$(40,978)	$(151,563)	$(64,720)
Add:
Interest and other expense, net	3,742	3,803	7,877	7,159
Income tax provision	315	81	729	296
Depreciation and amortization	10,979	12,684	23,094	25,004
Stock-based compensation	2,709	8,323	6,479	15,866
Acquisition-related costs, net(1)	1,958	(3,720)	4,395	(691)
Restructuring costs(2)	3,706	382	5,497	3,940
Goodwill impairment(3)	27,047	28,769	122,548	28,769
Adjusted EBITDA	$9,919	$9,344	$19,056	$15,623
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. During the three and six months ended June 30, 2025, the fair value of the contingent consideration related to the Upfront acquisition earnout decreased, resulting in a net reduction in expense. For additional details refer to Notes 1, 3, and 8 in our condensed consolidated financial statements.
(2)Restructuring costs include severance and other team member costs from workforce reductions, as well as legal and advisory fees related to shareholder activism defense costs regarding our former CEO’s retirement and transition in the first quarter of 2026 and significant board of director refreshment that are non-recurring and outside the ordinary course of our business. For additional details, refer to Notes 1 and 20 in our condensed consolidated financial statements.
(3)Goodwill impairment was recognized as a result of impairment indicators and quantitative tests indicating the fair values of the following were below the carrying values: (i) Technology reporting unit as of June 4, 2026 and March 31, 2026, and (ii) the Technology reporting unit and the Professional Services reporting unit as of June 30, 2025.

Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
•Impact of challenging macroeconomic environment, including high inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, regional or global conflicts (including the conflicts in the Middle East), the tight labor market or the market volatility and measures taken in response thereto. Ongoing macroeconomic challenges (including the high levels of inflation, high interest rates, uncertainty with tariffs, cuts in Medicaid and research funding, regional or global conflicts (including conflicts in the Middle East), or market volatility and measures taken in response thereto) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally, leading to an economic downturn and increased market volatility. These challenges have also disrupted the normal operations of many businesses, including ours. Our health system end market recently experienced meaningful financial strain from significant inflation. In particular, the health system end market experienced increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are also continuing to monitor the implications of any policy developments around Medicaid and research funding reductions, including the OBBBA, which has and could continue to negatively impact our end market, as well as implications of the evolving tariff landscape. These uncertainties in our end market have caused and could cause further potential delays in client decisions, which has and could continue to negatively affect our business and results of operations.
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
•Leverage recent product and services offerings to drive expansion. We believe that our ability to expand within our client base will enable us to drive growth. Over the last few years, we have developed and deployed several new analytics applications and intend to launch new applications in the future. Because we are in the early stages of certain of our applications’ lifecycles and maturity, we do not have enough information to know the impact on revenue growth by upselling these applications and associated services to current and new clients.
•Impact of acquisitions. We have acquired multiple companies over the last few years, including Medicity in June 2018, Able Health in February 2020, Healthfinch in July 2020, Vitalware in September 2020 (which we divested in connection with the Vitalware Transaction on July 31, 2026), Twistle in July 2021, KPI Ninja in February 2022, ARMUS in April 2022, ERS in October 2023, Carevive in May 2024, Lumeon in August 2024, Intraprise in November 2024, and Upfront in January 2025. The historical and go-forward revenue growth profiles of these businesses may vary from our core Solutions, which can positively or negatively impact our overall growth rate. For example, Medicity clients have generated a lower revenue retention rate and we have experienced and expect declining revenue from Medicity clients in the foreseeable future. As we integrate the teams acquired via our recent acquisitions, we have also incurred integration-related costs and duplicative costs that could impact our operating cost profile in the near term.
•Changing revenue mix. Our technology and professional services offerings have materially different gross margin profiles. While our professional services offerings help our clients achieve measurable improvements and make them stickier, they have lower gross margins than our technology revenue.

For the six months ended June 30, 2026, our technology revenue and professional services revenue represented 70% and 30% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our DOS clients to Ignite. These migrations have and will continue to result in higher cost of technology revenue, which has and will negatively impact Adjusted Technology Gross Margin. We experienced retention pressure in 2025 and the first half of 2026 due to the ongoing migration efforts, and we expect to face similar pressure through the remainder of 2026 and 2027. An Ignite migration can take a variety of forms, including a client's migration from our DOS platform to the Ignite platform, the incorporation of Ignite componentry into a specific Solution that is deployed to all clients using that Solution, or our deeming a Solution using our latest technology to be part of Ignite (our latest technology) because we do not plan to devote additional professional service or R&D resources to adding Ignite componentry to the Solution. There may be instances in which we expect the client to remain on our legacy technology for the foreseeable future. We anticipate making meaningful progress on the Ignite migrations in 2026 and to generally be through the churn pressure associated with migrations by the end of 2027, with some clients choosing to remain on DOS. We are committed to providing more flexibility and meeting clients where they are with the goal of improving client experience and retention of at-risk annual recurring revenue.

•Vitalware Transaction. In connection with Project Nexus, we determined that the Vitalware Business was not part of our planned core business going forward. The Vitalware Transaction provides us with flexibility to focus on our core business of driving measurable improvement for health systems across cost, clinical, and consumer performance. Though the proceeds from the Vitalware Transaction, together with cash on hand, were used to voluntarily repay in full all outstanding obligations under the Credit Agreement, which significantly reduces interest expense, we expect that our future total revenue, gross profit, net income (loss), Adjusted Gross Profit, and Adjusted EBITDA will be negatively impacted due to the disposition of this high margin business.

Recent Acquisitions and Dispositions
Vitalware Transaction
On the Vitalware Closing Date, we completed the previously announced Vitalware Transaction pursuant to which we received from Med-Metrix an aggregate base purchase price of $147 million in cash, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement, which resulted in the termination of the Credit Agreement and simultaneous release in full of all liens thereunder.
Upfront Healthcare, Inc.
On January 22, 2025, we acquired Upfront Healthcare Services, Inc. (Upfront), a next-generation patient engagement platform provider. We accounted for the acquisition of Upfront as a business combination. The acquisition consideration transferred was $80.0 million and was comprised of estimated net cash consideration of $41.1 million, shares of our common stock with an aggregate acquisition-date fair value of $31.6 million, and contingent consideration based on certain earn-out performance targets for Upfront during an earn-out period ending on December 31, 2026, with an aggregate acquisition-date fair value of $7.3 million, that, if achieved, would be paid 62.5% in common stock and 37.5% in cash. Certain Upfront shareholders also received shares of our common stock subject to revesting that are accounted for as post-acquisition stock-based compensation. The purchase resulted in Health Catalyst acquiring 100% ownership in Upfront.
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended June 30, 2026 and 2025, technology revenue represented 69% and 66% of total revenue, respectively, and professional services revenue represented 31% and 34% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, technology revenue represented 70% and 65% of total revenue, respectively, and professional services revenue represented 30% and 35% of total revenue, respectively. We expect our near-term revenue growth to be negatively impacted by policy developments around Medicaid and research funding reductions, which has and will likely continue to create additional financial strain for many of our clients and prospective clients. We also expect near-term headwinds to revenue, including a reduction in technology revenue from the Vitalware Transaction, a reduction in TEMS revenue due to down-selling and our exit from certain lower-margin TEMS arrangements, a reduction in technology revenue related to migrating DOS clients to Health Catalyst Ignite, and the timing of non-recurring revenue driven by the timing of project completions.
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
We anticipate cost of technology revenue as a percentage of technology revenue will generally decrease over the long term. However, we expect cost of technology revenue as a percentage of technology revenue to fluctuate and potentially increase in the near term, primarily due to additional costs associated with migrating DOS clients to Health Catalyst Ignite and the impact of the Vitalware Transaction.
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The January 2025 Restructuring Plan, the August 2025 Restructuring Plan (together with the January 2025 Restructuring Plan, the 2025 Restructuring Plans), and restructuring activities related to Project Nexus together have reduced our ongoing cost of professional services revenue. Project Nexus has also increased cost of professional services revenue in the second quarter of 2026 due to severance costs, but, consistent with the impact of the 2025 Restructuring Plans, we expect the reduction in headcount will reduce future, ongoing cost of professional services revenue. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.
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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The January 2025 Restructuring Plan, the August 2025 Restructuring Plan, and restructuring activities related to Project Nexus increased our research and development expenses in the first quarter of 2025, third quarter of 2025, and second quarter of 2026 respectively, in each case due to severance costs. However, we expect that the reduction in headcount pursuant to these restructuring initiatives will reduce future, ongoing research and development expenses.
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
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense from our debt arrangements offset by income from our investment holdings. Interest expense is primarily attributable to the Credit Agreement and also includes the amortization of deferred financing costs related to our debt arrangements. We expect our future interest expense to decrease significantly due to the closing of the Vitalware Transaction, which allowed us to eliminate our outstanding term loan arrangements under the Credit Agreement.
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
On July 4, 2025, President Trump signed the OBBBA into law. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA includes provisions providing current deductibility of certain property additions, limitations on interest deductions based on a tax EBITDA framework, and current deductibility of domestic research and development costs. These provisions were generally effective beginning in 2025, and we anticipate they will partially defer our income tax payments in future years and will not have a material impact on our effective tax rate in the near-term.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue:
Technology	$48,795	$52,876	$98,263	$104,358
Professional services	21,692	27,845	42,980	55,776
Total revenue	70,487	80,721	141,243	160,134
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	18,188	18,352	35,471	35,917
Professional services(1)(2)(3)	17,439	24,128	35,449	49,741
Total cost of revenue, excluding depreciation and amortization	35,627	42,480	70,920	85,658
Operating expenses:
Sales and marketing(1)(2)(3)	10,360	13,206	20,945	27,944
Research and development(1)(2)(3)	11,026	12,392	20,805	27,578
General and administrative(1)(2)(3)	11,928	8,284	25,888	22,446
Depreciation and amortization	10,979	12,684	23,094	25,004
Goodwill impairment	27,047	28,769	122,548	28,769
Total operating expenses	71,340	75,335	213,280	131,741
Loss from operations	(36,480)	(37,094)	(142,957)	(57,265)
Interest and other expense, net	(3,742)	(3,803)	(7,877)	(7,159)
Loss before income taxes	(40,222)	(40,897)	(150,834)	(64,424)
Income tax provision	(315)	(81)	(729)	(296)
Net loss	$(40,537)	$(40,978)	$(151,563)	$(64,720)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$72	$295	$190	$514
Professional services	345	1,194	894	2,196
Sales and marketing	613	2,542	1,409	4,704
Research and development	366	1,316	956	2,449
General and administrative	1,313	2,976	3,030	6,003
Total	$2,709	$8,323	$6,479	$15,866

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$33	$1	$107
Professional services	—	56	6	176
Sales and marketing	—	(57)	3	441
Research and development	—	190	6	357
General and administrative	1,958	(3,942)	4,379	(1,772)
Total	$1,958	$(3,720)	$4,395	$(691)
(3)Includes restructuring costs, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$296	$—	$296	$401
Professional services	264	145	566	1,142
Sales and marketing	1,251	—	1,360	352
Research and development	1,490	237	1,590	1,909
General and administrative	405	—	1,685	136
Total	$3,706	$382	$5,497	$3,940

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Technology	69%	66%	70%	65%
Professional services	31	34	30	35
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	26	23	25	22
Professional services	25	30	25	31
Total cost of revenue, excluding depreciation and amortization	51	53	50	53
Operating expenses
Sales and marketing	15	16	15	17
Research and development	16	15	15	17
General and administrative	17	10	18	14
Depreciation and amortization	16	16	16	16
Goodwill impairment	38	36	87	19
Total operating expenses	102	93	151	83
Loss from operations	(53)	(46)	(101)	(36)
Interest and other (expense) income, net	(5)	(5)	(6)	(5)
Loss before income taxes	(58)	(51)	(107)	(41)
Income tax provision	—	—	(1)	—
Net loss	(58)%	(51)%	(106)%	(41)%

Discussion of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$48,795	$52,876	$(4,081)	(8)%
Professional services	21,692	27,845	(6,153)	(22)%
Total revenue	$70,487	$80,721	$(10,234)	(13)%
Percentage of revenue:
Technology	69%	66%
Professional services	31	34
Total	100%	100%

Total revenue was $70.5 million for the three months ended June 30, 2026, compared to $80.7 million for the three months ended June 30, 2025, a decrease of $10.2 million, or 13%.
Technology revenue was $48.8 million, or 69% of total revenue, for the three months ended June 30, 2026, compared to $52.9 million, or 66% of total revenue, for the three months ended June 30, 2025.

The technology revenue decrease was primarily related to elevated churn levels and down-sell related to DOS to Ignite migrations, partially offset by growth from new clients.
Professional services revenue was $21.7 million, or 31% of total revenue, for the three months ended June 30, 2026, a decrease compared to $27.8 million, or 34% of total revenue, for the three months ended June 30, 2025. The professional services revenue decrease was primarily due to our exit of certain lower margin TEMS arrangements and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$18,188	$18,352	$(164)	(1)%
Professional services	17,439	24,128	(6,689)	(28)%
Total cost of revenue, excluding depreciation and amortization	$35,627	$42,480	$(6,853)	(16)%
Percentage of total revenue	51%	53%
Cost of technology revenue, excluding depreciation and amortization, was $18.2 million for the three months ended June 30, 2026, compared to $18.4 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 1%. The decrease was primarily due to a $1.9 million decrease in salary and related personnel costs primarily due to restructuring activities related to Project Nexus and the 2025 Restructuring Plans, including stock-based compensation, partially offset by a $1.4 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients.
Cost of professional services revenue was $17.4 million for the three months ended June 30, 2026 and $24.1 million for the three months ended June 30, 2025, a decrease of $6.7 million or 27.7%. The decrease was primarily due to a $6.7 million decrease in salary and related personnel costs, including stock-based compensation, primarily due to restructuring activities related to Project Nexus and the 2025 Restructuring Plans.
Operating expenses
Sales and marketing

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$10,360	$13,206	$(2,846)	(22)%
Percentage of total revenue	15%	16%

Sales and marketing expenses were $10.4 million for the three months ended June 30, 2026, compared to $13.2 million for the three months ended June 30, 2025, a decrease of $2.8 million, or 22%. The decrease was primarily due to a $4.0 million decrease in salary and related personnel costs, including stock-based compensation, partially offset by a $1.3 million increase in severance costs related to our restructuring activities related to Project Nexus.
Sales and marketing expense as a percentage of total revenue decreased from 16% in the three months ended June 30, 2025 to 15% in the three months ended June 30, 2026.

Research and development

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$11,026	$12,392	$(1,366)	(11)%
Percentage of total revenue	16%	15%

Research and development expenses were $11.0 million for the three months ended June 30, 2026, compared to $12.4 million for the three months ended June 30, 2025, a decrease of $1.4 million, or 11%. The decrease was primarily due to a $1.8 million decrease in salary and related personnel costs, including stock based compensation and a $0.7 million decrease in contractor and outside service provider fees, partially offset by a $1.3 million increase in severance costs related to our restructuring activities related to Project Nexus.
Research and development expense as a percentage of revenue increased from 15% in the three months ended June 30, 2025 to 16% in the three months ended June 30, 2026.
General and administrative

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,928	$8,284	$3,644	44%
Percentage of total revenue	17%	10%
General and administrative expenses were $11.9 million for the three months ended June 30, 2026, compared to $8.3 million for the three months ended June 30, 2025, an increase of $3.6 million, or 44%. The increase is primarily due to the prior year expense being netted down by a $5.2 million decrease in fair value of contingent consideration liabilities related to the earn-out associated with the Upfront acquisition. There was also a $1.2 million increase in acquisition related costs. These increases were partially offset by a $1.9 million decrease in salary and related personnel costs, including stock based compensation.
General and administrative expense as a percentage of revenue increased from 10% in the three months ended June 30, 2025 to 17% in the three months ended June 30, 2026.
Depreciation and amortization

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$10,979	$12,684	$(1,705)	(13)%
Percentage of total revenue	16%	16%

Depreciation and amortization expenses were $11.0 million for the three months ended June 30, 2026, compared to $12.7 million for the three months ended June 30, 2025, a decrease of $1.7 million, or 13%. This decrease was primarily due to certain intangible assets from past business combinations becoming fully amortized or impaired.

Depreciation and amortization expense as a percentage of revenue remained flat at 16% in the three months ended June 30, 2025 and 2026.

Goodwill impairment

During the three months ended June 30, 2026, in connection with the Vitalware Transaction, certain assets and liabilities representing the Vitalware Business met the held for sale criteria as of the date of the announcement of the transaction. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under their respective models as required and no impairment adjustment was recorded. Following the allocation of goodwill to the disposal group, we evaluated the remaining technology reporting unit for goodwill impairment due to the triggering event created by the transaction. Based on this interim test of goodwill, the fair value of the remaining technology reporting unit was below its carrying value, resulting in the recognition of a goodwill impairment charge of $27.0 million.

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

Interest and other expense, net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Interest income	$924	1,659	$(735)	(44)%
Interest expense	(4,645)	(5,787)	1,142	(20)%
Other income (expense)	(21)	325	(346)	(106)%
Total interest and other (expense) income, net	$(3,742)	$(3,803)	$61	(2)%

Interest and other expense, net decreased $0.1 million, or 2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This change is primarily due to a $1.1 million decrease in interest expense from the settlement of our convertible senior notes in April 2025, partially offset by a $0.7 million decrease in interest income on our short-term investments and cash equivalents.
Income tax provision

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$(315)	$(81)	$(234)	289%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended June 30, 2026 and 2025.

Discussion of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$98,263	$104,358	$(6,095)	(6)%
Professional services	42,980	55,776	(12,796)	(23)%
Total revenue	$141,243	$160,134	$(18,891)	(12)%
Percentage of revenue:
Technology	70%	65%
Professional services	30	35
Total	100%	100%

Total revenue was $141.2 million for the six months ended June 30, 2026, compared to $160.1 million for the six months ended June 30, 2025, a decrease of $18.9 million, or 12%.
Technology revenue was $98.3 million, or 70% of total revenue, for the six months ended June 30, 2026, compared to $104.4 million, or 65% of total revenue, for the six months ended June 30, 2025. The technology revenue decrease was primarily related to elevated churn levels and down-sell related to DOS to Ignite migrations, partially offset by growth from new clients.
Professional services revenue was $43.0 million, or 30% of total revenue, for the six months ended June 30, 2026, compared to $55.8 million, or 35% of total revenue, for the six months ended June 30, 2025. The professional services revenue decrease was primarily due to our exit of certain lower margin TEMS arrangements and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$35,471	$35,917	$(446)	(1)%
Professional services	35,449	49,741	(14,292)	(29)%
Total cost of revenue, excluding depreciation and amortization	$70,920	$85,658	$(14,738)	(17)%
Percentage of total revenue	50%	53%
Cost of technology revenue, excluding depreciation and amortization, was $35.5 million for the six months ended June 30, 2026, compared to $35.9 million for the six months ended June 30, 2025, a decrease of $0.4 million, or 1%. The decrease was primarily due to a $4.1 million decrease in salary and related personnel costs, including stock-based compensation, partially offset by a $3.7 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients.
Cost of professional services revenue was $35.4 million for the six months ended June 30, 2026, compared to $49.7 million for the six months ended June 30, 2025, a decrease of $14.3 million, or 29%. This decrease was primarily due to a $13.9 million decrease in salary and related personnel costs including stock-based compensation and a $0.6 million decrease in severance costs associated with our restructuring activities.

Sales and marketing

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$20,945	$27,944	$(6,999)	(25)%
Percentage of total revenue	15%	17%

Sales and marketing expenses were $20.9 million for the six months ended June 30, 2026, compared to $27.9 million for the six months ended June 30, 2025, a decrease of $7.0 million, or 25%. The decrease was primarily due to a $7.9 million decrease in ongoing salary and related personnel costs including stock-based compensation, partially offset by a $1.0 million increase in severance costs associated with our restructuring activities.
Sales and marketing expense as a percentage of total revenue decreased from 17% in the six months ended June 30, 2025 to 15% in the six months ended June 30, 2026.

Research and development

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$20,805	$27,578	$(6,773)	(25)%
Percentage of total revenue	15%	17%

Research and development expenses were $20.8 million for the six months ended June 30, 2026, compared to $27.6 million for the six months ended June 30, 2025, a decrease of $6.8 million, or 25%. The decrease was primarily due to a $4.1 million decrease in ongoing salary and related personnel costs, including stock-based compensation, a $1.9 million decrease in contractor and outside services fees, and a $0.3 million decrease in severance costs related to our restructuring activities.
Research and development expense as a percentage of revenue decreased from 17% in the six months ended June 30, 2025 to 15% in the six months ended June 30, 2026.
General and administrative

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$25,888	$22,446	$3,442	15%
Percentage of total revenue	18%	14%
General and administrative expenses were $25.9 million for the six months ended June 30, 2026, compared to $22.4 million for the six months ended June 30, 2025, an increase of $3.4 million, or 15%. The increase is primarily due to the prior year expense being netted down by a $5.2 million decrease in fair value of contingent consideration liabilities related to the earn-out associated with the Upfront acquisition.. There was also a $2.0 million increase in acquisition related costs, and a $1.6 million increase in severance costs related to our restructuring activities. These increases were partially offset by a $4.2 million decrease in ongoing salary and related personnel costs, including stock-based compensation, and a $0.7 million decrease in occupancy related costs.
General and administrative expense as a percentage of revenue increased from 14% in the six months ended June 30, 2025 to 18% in the six months ended June 30, 2026.

Depreciation and amortization

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$23,094	$25,004	$(1,910)	(8)%
Percentage of total revenue	16%	16%

Depreciation and amortization expenses were $23.1 million for the six months ended June 30, 2026, compared to $25.0 million for the six months ended June 30, 2025, a decrease of $1.9 million, or 8%. This decrease was primarily due to certain intangible assets from past business combinations becoming fully amortized or impaired.

Depreciation and amortization expense as a percentage of revenue remained flat at 16% in the six months ended June 30, 2025 and 2026.
Goodwill impairment

During the six months ended June 30, 2026, and 2025, we recorded impairment charges to goodwill as we observed overall declines in our stock price and market capitalization, which along with a downward revision of our future revenue forecast and Vitalware Transaction meeting the criteria for held for sale accounting, led to our conclusion that impairment triggering events had occurred and therefore we performed quantitative goodwill impairment tests that resulted in non-cash goodwill impairment charges of $122.5 million and $28.8 million, respectively.

Interest and other expense, net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,722	5,490	$(3,768)	(69)%
Interest expense	(9,387)	(13,103)	3,716	(28)%
Other income (expense)	(212)	454	(666)	(147)%
Total interest and other (expense) income, net	$(7,877)	$(7,159)	$(718)	10%
Interest and other expense, net increased $0.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This change is primarily due to a $3.8 million decrease in interest income on our short-term investments and cash equivalents and a $0.7 million change in unrealized foreign currency exchange gain (loss) amounts, partially offset by a $3.7 million decrease in interest expense from the settlement of our convertible senior notes in April 2025.
Income tax provision

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$(729)	$(296)	$(433)	146%

Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $103.4 million, which were held for working capital and other general corporate purposes, which may include, among other things, acquisitions and strategic transactions, such as share repurchases and debt reduction. Our cash equivalents and short-term investments are currently comprised of money market funds, but in the past have also commonly included U.S. treasury notes, commercial paper, corporate bonds, and U.S. agency securities.
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
Vitalware Transaction and Debt Extinguishment
On the Vitalware Closing Date, we completed the previously announced disposition of our Vitalware Business, pursuant to which we received from Med-Metrix the payment of an aggregate base purchase price of $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement, which resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.

Credit Agreement
We entered into the Credit Agreement on July 16, 2024 (the Closing Date). The Credit Agreement provides a five-year term loan facility in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded on the Closing Date, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn on the Closing Date.

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also had the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, but did not utilize this to draw down any additional debt. Borrowings under the Credit Agreement bear interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans is July 16, 2029.We used a portion of the net proceeds from the initial term loan together with cash on hand to repay in full the outstanding principal and accrued interest on our 2.50% Convertible Senior Notes due 2025 at maturity on April 14, 2025 and we expect to use the remaining net proceeds from the initial term loan for working capital and general corporate purposes. We used proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.

As discussed above, in connection with the closing of the Vitalware Transaction, we voluntarily repaid in full all outstanding obligations under the Credit Agreement, using the net cash proceeds from the Vitalware Transaction together with cash on hand. The repayment in full of our obligations under the Credit Agreement resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.
Refer to “Note 11—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Credit Agreement.
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the six months ended June 30, 2026, there were no shares repurchased. During the six months ended June 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share.
The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of June 30, 2026.
Convertible senior notes
On April 14, 2020, we issued $230.0 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2025, pursuant to an Indenture dated April 14, 2020, with U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers. We received net proceeds from the sale of the Notes of $222.5 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. The Notes are senior, unsecured obligations and accrued interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, at a rate of 2.50% per year. The Notes were fully repaid in cash at maturity on April 14, 2025. Refer to “Note 11—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding maturity of the Notes.
Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$18,786	$(8,717)
Net cash (used in) provided by investing activities	(8,504)	44,537
Net cash (used in) financing activities	(454)	(234,811)
Effect of exchange rate changes	(53)	58
Net increase (decrease) in cash and cash equivalents	$9,775	$(198,933)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the six months ended June 30, 2026, net cash provided by operating activities was $18.8 million, which included a net loss of $151.6 million. Non-cash adjustments primarily consisted of $122.5 million goodwill impairment charges, $23.1 million in depreciation and amortization, $6.5 million in stock-based compensation, and $1.0 million from the provision for expected credit losses.

For the six months ended June 30, 2025, net cash used in operating activities was $8.7 million, which included a net loss of $64.7 million. Non-cash adjustments primarily consisted of $25.0 million in depreciation and amortization, $15.9 million in stock-based compensation, $1.1 million from the provision for expected credit losses, offset by a $5.2 million change in the fair value of contingent consideration liabilities and $0.9 million in net interest income from the accretion of discounts on our short-term investments
Investing activities
Net cash used in investing activities for the six months ended June 30, 2026 of $8.5 million was primarily due to $46.1 million provided from the sale and maturity of short-term investments, reduced by $43.7 million in purchases of short-term investments and $9.4 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the six months ended June 30, 2025 of $44.5 million was primarily due to $143.2 million provided from the sale and maturity of short-term investments, reduced by $46.8 million in purchases of short-term investments, $41.1 million used in the acquisition of businesses, and $10.1 million of capitalized internal-use software development costs.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2026 of $0.5 million was primarily due to $0.8 million used in the repayment of principal on our debt facilities, reduced by $0.4 in proceeds from our ESPP.
Net cash used in financing activities for the six months ended June 30, 2025 of $234.8 million was primarily due to $230.8 million used in the repayment of principal on our debt facilities and $5.0 million of share repurchases, reduced by $1.0 million in proceeds from our ESPP.

Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $103.4 million as of June 30, 2026, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of June 30, 2026, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million which was undrawn as of the closing date. As of June 30, 2026, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans is July 16, 2029. The interest that accrues on outstanding principal of the term loans is payable in cash on a quarterly basis, which portion accrues at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR is unavailable, interest will accrue at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ended December 31, 2024, we are required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount, and the final maturity date of the term loans is July 16, 2029. As discussed above, in connection with the closing of the Vitalware Transaction, we voluntarily repaid in full all outstanding obligations under the Credit Agreement, primarily using the net cash proceeds from the Vitalware Transaction. The repayment in full of our obligations under the Credit Agreement resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.
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
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024, 2025, and in the first half of 2026 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Further, in light of these advantages, even if our Solution is more effective than the product or service offerings of our competitors, current or potential clients might select competitive products and services in lieu of purchasing our Solution. We also face competition from niche vendors, who offer stand-alone products and services, and from existing enterprise vendors, including those currently focused on software products, which have information systems in place with clients in our target markets. These existing enterprise vendors may now, or in the future, offer or promise products or services with less functionality than our Solution, but offer ease of integration with existing systems that leverage existing vendor relationships. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share.
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
Ongoing macroeconomic challenges (including high inflationary and/or high interest rate environments, uncertainty with tariffs, cuts in Medicaid and research funding, regional or global conflicts (including the conflicts in the Middle East), or market volatility and measures taken in response thereto), and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business. These factors have and could further decrease healthcare industry spending, adversely affect demand for our Solution, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

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
We recently completed a strategic review of our growth and client retention initiatives, strategies, and operating plans in connection with our CEO transition, which resulted in new growth and client retention initiatives, strategies, operating plans, and cost reductions and restructuring initiatives, including the ongoing Project Nexus and the Vitalware Transaction as well as the voluntary repayment in full of our outstanding obligations under our Credit Agreement. These growth and client retention initiatives, strategies, and operating plans may not ultimately improve our business, results of operations or financial condition, and we may not be able to successfully complete them or realize any or all of their benefits, including growth and retention targets and cost savings, that we expect to achieve. It may also be more costly to complete these initiatives or realize these benefits than we anticipate. For example, the migration of existing clients using our DOS Solution to Health Catalyst Ignite, which has evolved and may further evolve as we plan to provide clients with increased flexibility, involves risk and may cause disruptions to our Solution, difficulties as clients acclimate to a new platform, or other challenges that could impair our clients’ use of our technology, any of which could lead to client dissatisfaction, lower revenue, and non-renewals. It has also caused and may continue to cause us to lose annual recurring revenue from clients as they churn and downsell in connection with the migration. Moreover, largely as a result of recent funding cuts and the macroeconomic environment impacting our end market, DOS clients that have or are planning to migrate to our Ignite platform have elected to retain the inherent savings, resulting in smaller bookings. Further, costs associated with the transition to Health Catalyst Ignite have resulted and may further continue to result in higher cost of technology revenue, which may not decrease over time. Further, we expect that our future total revenue, gross profit, net income (loss), Adjusted Gross Profit, and Adjusted EBITDA will be negatively impacted due to the Vitalware Transaction as a result of the disposition of the high margin Vitalware Business.

In addition, a variety of factors could cause us not to realize some or all of the expected benefits of our growth and client retention initiatives, strategies, operating plans or cost reduction and restructuring initiatives. These factors include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, operating plans, and cost reduction and restructuring initiatives, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business.

In addition, on October 31, 2023, our board of directors authorized a reduction of our global workforce as part of a restructuring plan intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes (2023 Restructuring Plan). The 2023 Restructuring Plan reduced our global workforce by approximately 10% during the fourth quarter of 2023 and the first quarter of 2024.

Further, our board of directors authorized a reduction of our global workforce on January 25, 2025 (the January 2025 Restructuring Plan), an additional reduction of our global workforce on August 5, 2025 (the August 2025 Restructuring Plan) and a third separate reduction of our global workforce on April 27, 2026 (as part of Project Nexus). The January 2025 Restructuring Plan and the August 2025 Restructuring Plan are separate restructuring plans, each intended to optimize our cost structure and focus our investment of resources in key priority areas to align with strategic changes. Project Nexus is a strategic initiative designed to fundamentally transform our operating model, simplify our organizational structure, and align resources around our highest-conviction technology opportunities. The January 2025 Restructuring Plan reduced our global workforce by approximately 4% in the first quarter of 2025 and primarily focused on research and development and professional services. The August 2025 Restructuring Plan reduced our global workforce by approximately 9%, with the vast majority occurring in the third quarter of 2025, and also primarily focused on research and development and sales and marketing. As of the second quarter of 2026, Project Nexus reduced our global workforce by approximately 7%, and primarily impacted research and development and professional services.

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

The divestiture of the Vitalware Business may not achieve some or all of the expected benefits and may adversely affect our business.

We may not be able to achieve the expected strategic, financial, operational and other benefits from the Vitalware Transaction, or the associated benefits may be delayed. Even if we do realize the benefits from the Vitalware Transaction, the costs may outweigh the benefits. The divestiture of our Vitalware Business reduces the scope and diversification of our business and the functionalities that our Solution offers our clients, which may increase our operational risks and exposure to adverse conditions affecting our business, impair our ability to attract new clients or impede our ability retain and expand our relationships with existing clients. We further expect that our future total revenue, gross profit, net income (loss), Adjusted Gross Profit, and Adjusted EBITDA will be negatively impacted due to the disposition of this high margin business. If we are unable to successfully manage the transition following the Vitalware Transaction or realize the anticipated strategic and financial benefits of the divestiture of the Vitalware Business, our business, results of operations, and financial condition may be materially adversely affected.

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

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client and user requirements, and sustain market acceptance. Our ongoing financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market, including adapting to the ways our clients or users access and use our Solution. Although we have built several new software analytics applications in the last few years, we may not be able to sustain this rate of innovation and/or the new software analytics applications may not meet the evolving needs of our clients. Further, the divestiture of the Vitalware Business will reduce the scope of functionalities offered by our Solution, which may impair our ability to attract new clients and retain and expand our relationships with existing clients.
Our competitors are constantly developing products and services that may become more efficient or appealing to our clients or users. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and applications, and introduce new high-quality services and applications that clients will want, while offering our Solution at competitive prices. If we are unable to adequately invest in research and development or predict user preferences or industry changes, or if we are unable to maintain and improve our Solution on a timely or cost-effective basis, we may lose clients and users. Our results of operations would also suffer if our innovations or modifications to our Solution (including through the divestiture of the Vitalware Business) are not responsive to the needs of our clients, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may invest more in research and development than we do or offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our Solution. This may force us to compete on additional service attributes and expend significant resources to remain competitive, and the failure to do so could materially adversely affect our business, financial condition, and results of operations.
Our business could be adversely affected if our clients are not satisfied with our Solution.
We depend on client satisfaction to succeed with respect to our Solution. Our sales organization is dependent on the quality of our offerings, our business reputation, and the strong recommendations from existing clients. If our Solution does not function reliably or fails to meet client expectations in terms of performance and availability, clients could assert claims against us, terminate their contracts with us or publish negative feedback. For example, clients that previously used the Vitalware Business may be dissatisfied with our Solution or terminate their contracts as a result of the Vitalware Transaction. This could damage our reputation and impair our ability to attract or retain clients. Furthermore, we provide professional services to clients to support their use of our Solution and to achieve measurable clinical, financial, and operational improvements.

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
We expect to derive a significant portion of our revenue from the renewal of existing client contracts and sales of additional technology and services to existing clients. As part of our growth strategy, for instance, we have recently focused on expanding our Solution among current clients, including Solutions with a more limited operating history, while also focusing our Solution, including through the Vitalware Transaction. As a result, selling additional technology and services is critical to our future business, revenue growth, and results of operations. Factors that may affect our ability to sell additional technology and services include, but are not limited to, the following:
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

We expect that future contracts will contain similar provisions. If any of our contracts with our clients are terminated, we may not be able to recover all fees due under the terminated contract and we will lose future revenue from that client, which may adversely affect our results of operations. In addition, our clients may negotiate terms less advantageous to us upon renewal, resulting in client and revenue churn and decreases in revenue, as we have seen during many of our DOS platform clients migrating to our Ignite Platform, which would reduce our revenue from these clients. We have also continued to experience churn or down-selling particularly related to the migration of our DOS platform clients to our Ignite platform, and may further experience churn or down-selling as a result of the Vitalware Transaction.

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
Our results of operations are likely to fluctuate and may decline in the near term as we focus on our growth and client retention initiatives, business strategies, and operating plans, as well as cost reduction and restructuring initiatives, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met, particularly as it takes time for us to execute on our initiatives and strategies. Some of the factors that could cause our financial performance and results of operations to fluctuate from quarter to quarter include:
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
•our ability to hire and retain qualified personnel, including risks related to reduced morale, difficulty hiring, and unintended attrition as a result of our 2025 Restructuring Plans and restructuring activities related to Project Nexus;

•changes in the regulatory environment related to healthcare;
•regulatory compliance costs;
•the divestiture of the Vitalware Business in connection with the Vitalware Transaction and any other acquisition or disposition activity;
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
A significant portion of our operating expense is expected to be relatively fixed in nature in the short term, and planned expenditures are based in part on expectations regarding future revenue and profitability. Accordingly, unexpected revenue shortfalls, revenue decreases or lower-than-expected revenue increases as a result of planned expenditures, and longer-than-expected impact on profitability and margins as a result of planned expenditures may decrease our gross margins and profitability and could cause significant changes in our results of operations from quarter to quarter. In addition, our future quarterly results of operations may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.
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
We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our Solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We have in the past and may in the future have difficulty integrating acquired businesses. Between January 1, 2020 and March 31, 2025, we acquired Able Health, Healthfinch, Vitalware (which we divested in connection with the Vitalware Transaction on July 31, 2026), Twistle, ARMUS, KPI Ninja, ERS, Carevive, Lumeon, Intraprise, and Upfront. We may have difficulty cross-selling our Solution to acquired clients, and we may have difficulty integrating, or incur integration-related costs associated with, newly acquired team members.
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
To continue to execute on our growth and operating plan, we must attract and retain highly qualified personnel, and we may modify our compensation program and practices for our team members. Competition for such personnel is intense, especially for senior sales executives and software engineers with high levels of experience in designing and developing applications and consulting and analytics services. We may not be successful in attracting and retaining qualified personnel, including due to changes to our compensation program or practices and the overall value of our stock and overall compensation packages. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, the 2025 Restructuring Plans, restructuring activities related to Project Nexus, and other restructurings may result in attrition beyond our intended reduction in force or may adversely impact our ability to recruit and hire qualified personnel in the future.

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
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork, and passion for providing high levels of client satisfaction. As we grow and evolve, we must effectively integrate, develop, and motivate new employees. In addition, the expense reduction measures taken in connection with the 2023 Restructuring Plan, the 2025 Restructuring Plans, restructuring activities related to Project Nexus or future restructuring or cost optimizing efforts may lead to dissatisfaction or a reduction in morale among our workforce, attrition, or otherwise harm our relationship with our team members, which could negatively impact our corporate culture. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.
If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.
We have experienced, and may in the future experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, if we fail to successfully integrate new team members or fail to effectively manage organizational changes, it could harm our culture, business, financial condition and results of operations.
For example, the expense reduction measures taken in connection with the 2023 Restructuring Plan, the 2025 Restructuring Plans, or restructuring activities related to Project Nexus may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among team members following the completion of the 2023 Restructuring Plan, the 2025 Restructuring Plans, or restructuring activities related to Project Nexus, adverse impacts in our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2023 Restructuring Plan, the 2025 Restructuring Plans, or restructuring activities related to Project Nexus.
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
We have experienced periods of significant growth during our operating history. At times, our growth and client retention has moderated and contracted, including in recent periods. Future revenue may not grow at the same rates experienced during times of significant growth (if at all) or lower client retention rates - which has been the case in recent periods - or our revenue or client retention rates may decline. Further, revenue opportunities that include portions of our Solution with less operating history or that are no longer offered (such as the Vitalware Business) could cause our revenue or rate of growth to decline or become less predictable and/or choppier relative to prior periods. Our future growth, if any, will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to prevent churn and down-sell of existing clients, and to develop new solutions, as well as our ability to acquire other companies, as we have done from time to time in the past.
Our future growth may also be driven by expansion into adjacent markets and/or international expansion. We can provide no assurances that we will be successful in executing on these growth strategies or that we will grow our revenue or generate net income. Our historical results may not be indicative of future performance. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our Solution relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our Solution than we currently anticipate, which could adversely affect our results of operations and growth prospects.
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
We have incurred significant net losses in the past, including a net loss of $178.0 million and $69.5 million in the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $1,364.6 million as of December 31, 2025. Our costs could increase over time as we continue to invest to grow our business and build relationships with clients, develop our Solution, develop new solutions, execute of our strategies and initiatives, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate and external factors, such as macroeconomic challenges, including the high inflationary environment and rising interest rates, could cause an increase in our expenses, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations.
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
We launched operations in 2008 and we acquired Able Health, Healthfinch, Vitalware (which we divested in connection with the Vitalware Transaction on July 31, 2026), Twistle, ARMUS, KPI Ninja, ERS, Carevive, Lumeon, Intraprise and Upfront between February 2020 and January 2025. Our limited operating history, in particular with respect to the businesses we have recently acquired or which we divested, makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter.

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
•announcements by us or our competitors of significant innovations, acquisitions or dispositions, strategic partnerships, joint ventures, or capital commitments;
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during 2024 and we had $24.8 million available to purchase under the Share Repurchase Plan as of June 30, 2026. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2026.

Item 5. Other Information

(a) None.

(b) None.

(c) There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1*	Unit Purchase Agreement, dated June 4, 2026, between Health Catalyst, Inc. and Med-Metrix	8-K	2.1	June 4, 2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
___________________
* The schedules and exhibits to the Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	August 6, 2026
Jason Alger	(Principal Financial and Accounting Officer)