Form 10-Q
period 2026-09-30
Health Catalyst, Inc.
filed 2026-11-05
CIK 1636422

    .

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the Registrant had 76,155,467 shares of common stock outstanding.

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
•expectations and management of future results and strategic changes, including the impact of the Vitalware divestiture;
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

Part I. Financial Information

Item 1. Financial Statements

HEALTH CATALYST, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,746	$50,814
Short-term investments	25,245	44,918
Accounts receivable, net(1)	41,333	59,128
Prepaid expenses and other assets	12,643	14,447
Total current assets	132,967	169,307
Property and equipment, net	34,456	33,838
Intangible assets, net	50,077	77,678
Operating lease right-of-use assets	5,604	6,640
Goodwill	11,102	209,073
Other assets	3,213	6,107
Total assets	$237,419	$502,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,531	$9,363
Accrued liabilities	25,847	18,697
Deferred revenue(1)	42,109	56,107
Operating lease liabilities	3,660	3,779
Current portion of long-term debt	—	1,627
Total current liabilities	78,147	89,573
Long-term debt, net of current portion	—	151,624
Deferred revenue, net of current portion	1,026	410
Operating lease liabilities, net of current portion	12,093	14,208
Contingent consideration liabilities	—	250
Other liabilities	567	798
Total liabilities	91,833	256,863

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, and additional paid-in capital; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 76,155,467 and 72,027,332 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,620,284	1,608,840
Accumulated deficit	(1,475,713)	(1,364,646)
Accumulated other comprehensive income	1,015	1,586
Total stockholders’ equity	145,586	245,780
Total liabilities and stockholders’ equity	$237,419	$502,643
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue(1):
Technology	$40,686	$52,051	$138,949	$156,409
Professional services	15,597	24,272	58,577	80,048
Total revenue	56,283	76,323	197,526	236,457
Cost of revenue, excluding depreciation and amortization:
Technology	16,166	17,203	51,637	53,120
Professional services	16,076	21,304	51,525	71,045
Total cost of revenue, excluding depreciation and amortization	32,242	38,507	103,162	124,165
Operating expenses:
Sales and marketing	8,563	14,361	29,508	42,305
Research and development	9,503	12,281	30,308	39,859
General and administrative	11,999	16,069	37,887	38,515
Depreciation and amortization	9,728	12,614	32,822	37,618
Goodwill impairment	—	—	122,548	28,769
Total operating expenses	39,793	55,325	253,073	187,066
Gain on sale of business	65,889	—	65,889	—
Income (loss) from operations	50,137	(17,509)	(92,820)	(74,774)
Loss on extinguishment of debt	(9,494)	—	(9,494)	—
Interest and other expense, net	(540)	(4,679)	(8,417)	(11,838)
Income (loss) before income taxes	40,103	(22,188)	(110,731)	(86,612)
Income tax benefit (provision)	393	(41)	(336)	(337)
Net income (loss) attributable to common stockholders	$40,496	$(22,229)	$(111,067)	$(86,949)
Net income (loss) per share, basic	$0.54	$(0.32)	$(1.50)	$(1.25)
Net income (loss) per share, diluted	$0.53	$(0.32)	$(1.50)	$(1.25)
Weighted-average shares outstanding used in calculating net income (loss) per share, basic	75,386	70,377	73,990	69,525
Weighted-average shares outstanding used in calculating net income (loss) per share, diluted	75,932	70,377	73,990	69,525
__________________
(1)    Includes amounts attributable to related party transactions. See Note 18 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$40,496	$(22,229)	$(111,067)	$(86,949)

Other comprehensive income (loss):
Change in net unrealized losses on available for sale investments	1	51	(94)	(27)
Change in foreign currency translation adjustment	(18)	(778)	(477)	2,367
Comprehensive income (loss)	$40,479	$(22,956)	$(111,638)	$(84,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2026
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	74,598,492	$1,616,004	$(1,516,209)	$1,032	$100,827
Vesting of restricted stock units and restricted shares	1,556,975	—	—	—	—
Stock-based compensation	—	4,280	—	—	4,280
Net income	—	—	40,496	—	40,496
Other comprehensive loss	—	—	—	(17)	(17)
Balance as of September 30, 2026	76,155,467	$1,620,284	$(1,475,713)	$1,015	$145,586

	Three Months Ended September 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	70,267,429	$1,596,707	$(1,251,392)	$2,232	$347,547
Vesting of restricted stock units and restricted shares	355,252	—	—	—	—
Stock-based compensation	—	7,332	—	—	7,332
Net loss	—	—	(22,229)	—	(22,229)
Other comprehensive loss	—	—	—	(727)	(727)
Balance as of September 30, 2025	70,622,681	$1,604,039	$(1,273,621)	$1,505	$331,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2026
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	72,027,332	$1,608,840	$(1,364,646)	$1,586	$245,780
Vesting of restricted stock units and restricted shares	3,914,987	—	—	—	—
Issuance of common stock under employee stock purchase plan	213,148	360	—	—	360
Stock-based compensation	—	11,084	—	—	11,084
Net loss	—	—	(111,067)	—	(111,067)
Other comprehensive loss	—	—	—	(571)	(571)
Balance as of September 30, 2026	76,155,467	$1,620,284	$(1,475,713)	$1,015	$145,586

	Nine Months Ended September 30, 2025
	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	64,043,799	$1,552,714	$(1,186,672)	$(835)	$365,207
Vesting of restricted stock units and restricted shares	1,808,997	—	—	—	—
Issuance of common stock under employee stock purchase plan	312,903	1,003	—	—	1,003
Stock-based compensation	—	23,738	—	—	23,738
Stock repurchases	(1,103,601)	(5,000)	—	—	(5,000)
Issuance of common stock related to acquisitions	5,560,583	31,584	—	—	31,584
Net loss	—	—	(86,949)	—	(86,949)
Other comprehensive income	—	—	—	2,340	2,340
Balance as of September 30, 2025	70,622,681	$1,604,039	$(1,273,621)	$1,505	$331,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH CATALYST, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(111,067)	$(86,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,556	22,905
Depreciation and amortization	32,822	37,618
Impairment of long-lived assets	—	6,900
Non-cash operating lease expense	1,726	2,231
Amortization of debt discount, issuance costs, and deferred financing costs	1,332	2,906
Investment discount and premium accretion	(697)	(1,278)
Provision for expected credit losses	1,048	1,410
Deferred tax provision (benefit)	(230)	(114)
Change in fair value of contingent consideration liabilities	(250)	(7,063)
Loss on extinguishment of debt	9,494	—
Gain on sale of business	(65,889)	—
Goodwill impairment	122,548	28,769
Other	110	(410)
Change in operating assets and liabilities:
Accounts receivable, net	10,391	(2,709)
Prepaid expenses and other assets	4,850	1,934
Accounts payable, accrued liabilities, and other liabilities	4,970	(15,729)
Deferred revenue	(1,973)	3,304
Operating lease liabilities	(2,830)	(2,906)
Net cash provided by (used in) operating activities	16,911	(9,181)

Cash flows from investing activities
Proceeds from the sale and maturity of short-term investments	63,901	149,448
Purchase of short-term investments	(43,668)	(57,224)
Acquisition of businesses, net of cash acquired	—	(41,114)
Capitalization of internal-use software	(13,584)	(14,638)
Purchases of property and equipment	(839)	(695)
Purchase of intangible assets	(909)	(624)
Proceeds from the sale of property and equipment	26	31
Proceeds from sale of business	144,455	—
Net cash provided by investing activities	149,382	35,184

Cash flows from financing activities
Proceeds from employee stock purchase plan	629	1,537
Repurchase of common stock	—	(5,000)

Repayment of debt	(163,960)	(231,885)
Net cash used in financing activities	(163,331)	(235,348)
Effect of exchange rate changes on cash and cash equivalents	(30)	5
Net increase (decrease) in cash and cash equivalents	2,932	(209,340)

Cash and cash equivalents at beginning of period	50,814	249,645
Cash and cash equivalents at end of period	$53,746	$40,305

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisitions	$—	$31,584
Stock-based compensation capitalized as internal-use software	528	833
Purchase of property and equipment included in accounts payable	43	3
Capitalized internal-use software included in accounts payable and accrued liabilities	233	513
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	951

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
Interim unaudited condensed consolidated financial statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2026, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025, our interim condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and our interim condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. Our condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Our interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is calculated by giving effect to all potentially dilutive common stock equivalents outstanding for the period, when dilutive. For purposes of this calculation, stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), convertible senior notes, restricted shares, shares issuable as acquisition-related contingent consideration, and purchase rights committed under the employee stock purchase plan are considered to be common stock equivalents.
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
Professional services revenue
Professional services revenue primarily includes data and analytics services, domain expertise services, a fixed scope of services or Tech-enabled Managed Services, and implementation services. Professional services arrangements typically include a fee for making full-time equivalent (FTE) services available to our clients on a monthly basis. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients. Professional services are typically considered distinct from the technology offerings and revenue is generally recognized as the service is provided using the “right to invoice” practical expedient.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Deferred costs
We capitalize sales commissions and associated fringe costs, such as benefits and payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with clients, provided we expect to recover those costs. We determine that costs should be deferred based on our sales compensation plans when the commissions are incremental and would not have occurred absent the client contract. As of September 30, 2026 and December 31, 2025, $1.5 million and $1.8 million, respectively, of deferred contract acquisition costs are expected to be amortized within the next 12 months and are included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the remaining $1.7 million and $2.4 million, respectively, of deferred contract acquisition costs are included in non-current other assets.
Commissions paid upon the initial acquisition of a contract are generally amortized on a straight-line basis over an estimated period of benefit of four years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The period of benefit was estimated by considering factors such as estimated average client life, the rate of technological change in our subscription service, and the impact of competition in our industry. As our average client life significantly exceeded the rate of change in our technology, we concluded that the rate of change in the technology underlying our subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in our technology, we considered the competition in our industry, our commitment to continuous innovation, and the frequency of product, platform, and technology updates. We determined that the impact of competition in our industry is reflected in the period of benefit through the rate of technological change. Amortization of deferred contract acquisition costs was $0.6 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively, and is included within sales and marketing expense in the condensed consolidated statements of operations. There were no impairment losses recorded during the periods presented.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, client payment patterns, the establishment of specific reserves for clients in an adverse financial condition, and current economic conditions including high interest rates and high inflation, that may impact the collectability of outstanding receivables. In accordance with ASU 2025-05, we assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. We reassess the adequacy of the allowance for credit losses each reporting period. The following table presents a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Allowance for credit losses at the beginning of period	$3,836	$3,300	$3,700	$4,200
Provision for expected credit losses	—	300	1,048	1,410
Less: Transferred to assets held for sale	(12)	—	(876)	—
Less: Write-offs, net of recoveries	—	—	(48)	(2,010)
Allowance for credit losses at the end of period	$3,824	$3,600	$3,824	$3,600
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
Intangible assets
Intangible assets include developed technologies, client relationships, contracts and contract backlog, and trademarks that were acquired in business combinations and asset acquisitions. Intangible assets also include the purchase of third-party computer software. The intangible assets are amortized using the straight-line method over the assets’ estimated useful lives. The estimated useful life of each asset category is as follows:

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The significant assumptions used to form the basis of the estimates include, among others, the selection of valuation methodologies, estimates of expected revenue, including revenue growth rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and the selection of appropriate market comparable companies. Many of these significant assumptions are forward-looking and could be affected by future economic and market conditions. If a quantitative analysis is necessary, we typically engage the assistance of a valuation specialist in concluding on fair value measurements in connection with determining the fair values of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We recorded goodwill impairment of $122.5 million and $28.8 million during the nine months ended September 30, 2026, and 2025, respectively, and no impairment during the three months ended September 30, 2026 and 2025. Refer to Note 5 - Goodwill and Intangible Assets for additional details.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
For the three months ended September 30, 2026 and 2025, we expensed $1.1 million and $0.1 million of transaction costs associated with business combinations, respectively. For the nine months ended September 30, 2026 and 2025, we expensed $5.7 million and $2.6 million of transaction costs associated with business combinations, respectively. The current year transaction costs are primarily related to the Vitalware Transaction (as defined below). The costs were expensed as incurred and are included in general and administrative expense in our condensed consolidated statements of operations.
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
Advertising costs
All advertising costs are expensed as incurred. For the three months ended September 30, 2026 and 2025, we incurred $0.1 million and $1.2 million of advertising costs, respectively, and $1.1 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Development costs and internal-use software
We capitalize certain development costs incurred in connection with our internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by us and accessed by our clients on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.
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
Fair value of financial instruments
The carrying amounts reported in our condensed consolidated balance sheets for cash, receivables, accounts payable, and current accrued expenses approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying value of operating lease liabilities and convertible senior notes approximate fair value based on interest rates available for debt with similar terms at September 30, 2026 and December 31, 2025. Money market funds and short-term investments are measured at fair value on a recurring basis. On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Contingent consideration liabilities are measured at fair value on a recurring basis based primarily on significant inputs not observable in the market.
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
2. Vitalware Divestiture
On June 4, 2026, we entered into a Unit Purchase Agreement (the Vitalware Purchase Agreement) with Med-Metrix, LLC (Med-Metrix), pursuant to which, among other things, we agreed to sell all of the equity interests of Vitalware, LLC, through which we conduct our Vitalware business (the Vitalware Business), to Med-Metrix (the Vitalware Transaction). The base purchase price for the Vitalware Business was $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses as more fully set forth in the Vitalware Purchase Agreement. The Vitalware Transaction closed on July 31, 2026 (Closing Date).

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
At closing, total consideration was $146.3 million, net of transaction expenses and estimated net working capital adjustments. Net initial cash proceeds were $144.5 million, which we used, together with cash on hand, to voluntarily repay in full all of our outstanding obligations under our credit agreement, dated July 16, 2024, with Silver Point Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (the Credit Agreement). Additional consideration of approximately $1.8 million, including escrow receivables, is expected to be received within the next year. The disposal group included major classes of assets and liabilities, including accounts receivable, property and equipment, intangible assets, allocated goodwill, and deferred revenue related to our technology reporting unit. Immediately prior to the completion of the divestiture, the carrying amounts of those assets and liabilities were $92.3 million and $11.9 million, respectively, including an allocation of $75.2 million of technology reporting unit goodwill to the Vitalware Business. Such assets and liabilities were derecognized upon closing resulting in a pre-tax gain on sale of approximately $65.9 million during the three months ended September 30, 2026.
The following table presents the major classes of assets and liabilities that were classified as held for sale and disposed of as part of the Vitalware Transaction (in thousands):

Assets included in the disposal group
Accounts receivable, net	$6,348
Prepaid expenses and other assets	1,421
Property and equipment, net	3,271
Intangibles, net	5,904
Goodwill	75,176
Other assets	149
Total assets included in the disposal group	$92,269

Liabilities included in the disposal group
Accounts payable	$200
Accrued liabilities	278
Deferred revenue	11,407
Total liabilities included in the disposal group	$11,885
The pre-tax income of the Vitalware Business included in our condensed consolidated statements of operations was $1.6 million and $3.8 million for the three months ended September, 2026 and 2025, respectively, and $9.2 million and $9.1 million for the nine months ended September 30, 2026 and 2025, respectively, the results of which exclude Vitalware’s pre-tax income after the July 31, 2026 closing date and the allocation of overhead.
The Vitalware Business divestiture pursuant to the Vitalware Transaction did not represent a strategic shift for Health Catalyst’s operations and therefore did not meet the discontinued operations criteria. In connection with the divestiture, the Company and Med-Metrix, who was not a related party before or after the Transaction, entered into a transition services agreement. The transition services agreement outlines the information technology and accounting support the Company expects to provide to Med-Metrix for a period of up to six months after the Closing Date.

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
An additional 106,196 shares of our common stock subject to restriction agreements (restricted shares) were issued upon satisfaction of vesting terms pursuant to the terms of the acquisition agreement and such restriction agreements. The value of these restricted shares was recognized as acquisition stock-based compensation expense on a straight-line basis over the vesting term. Refer to Note 14-Stock-Based Compensation for additional details related to our stock-based compensation.
In addition to the purchase price, we agreed to make retention bonuses in an aggregate amount of up to $1.1 million in cash payments and the issuance of up to approximately 151,148 restricted shares to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense and adjusted out of our purchase price consideration. During the nine months ended September 30, 2025, we recognized compensation expense of $0.9 million and stock-based compensation expense of $0.5 million related to these retention bonuses and 86,975 of the restricted shares that vested. There was no additional compensation expense, including stock-based compensation expense, recognized related to these retention bonuses during the nine months ended September 30, 2026.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The acquired intangible assets were valued utilizing either an income approach or a cost approach as deemed most applicable, and include client relationships, developed technology, and trademarks that are amortized on a straight-line basis over their estimated useful lives of six years, three years, and three years, respectively. The resulting goodwill from the Upfront acquisition was fully allocated to the technology reporting unit and is not deductible for income tax purposes.
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
The nature and amount of material, nonrecurring pro forma adjustments directly attributable to the Upfront acquisition which are included in the pro forma net loss, as applicable, are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
	(unaudited)
Amortization of acquired intangible assets	$(438)	$(7,617)
Acquisition-related costs, net	(4,158)	6,143
4. Revenue
Disaggregation of Revenue
The following table represents Health Catalyst’s revenue disaggregated by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Recurring technology	$40,686	$52,051	$138,949	$156,409
Professional services	15,597	24,272	58,577	80,048
Total revenue	$56,283	$76,323	$197,526	$236,457
Revenue related to contracts with clients located in the United States was 95.6% and 96.0% for the three months ended September 30, 2026 and 2025, respectively, and 96.0% and 96.2% for the nine months ended September 30, 2026, and 2025, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
5. Goodwill and Intangible Assets
We operate our business in two operating segments that also represent our reporting units. Our reporting units are organized based on our technology and professional services.
During the three months ended June 30, 2026, assets and liabilities representing the Vitalware Business met the held for sale criteria as of the date of the announcement of the signing of the Vitalware Purchase Agreement. Immediately prior to such classification, elements of the disposal group were evaluated for impairment under their respective models as required and no impairment adjustment was recorded. Since the Vitalware Business was a portion of the technology reporting unit, the assignment of goodwill to the Vitalware Business was based on the relative fair values of the Vitalware Business being disposed of and the portion of the technology reporting unit remaining. Following the allocation of goodwill to the held for sale asset group, we evaluated the remaining technology reporting unit for goodwill impairment due to the triggering event created by the transaction. Based on this interim test of goodwill, the fair value of the remaining technology reporting unit was below its carrying value, resulting in the recognition of a goodwill impairment charge of $27.0 million. No additional goodwill impairment charges were recorded during the three months ended September 30, 2026.
Based on our interim impairment test of goodwill as of March 31, 2026, it was determined that the fair value of our technology reporting unit was below its carrying value, and we recorded a total non-cash goodwill impairment charge of $95.5 million, resulting in total goodwill impairment charges of $122.5 million for the nine months ended September 30, 2026 to the technology reporting unit. During the nine months ended September 30, 2025, we recorded a non-cash goodwill impairment charge of $28.8 million, $22.1 million to the technology reporting unit and $6.7 million to the professional services reporting unit. The goodwill impairment charges were recorded as a separate line item in our condensed consolidated statements of operations.
As part of our interim goodwill impairment assessments and the allocation of goodwill to the Vitalware Business, the fair value of the technology reporting unit was estimated based upon weightings of the income approach and a market-based approach. The fair value of the Vitalware Business used in the goodwill allocation was based on the base purchase price of $147 million pursuant to the Vitalware Purchase Agreement.
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
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2026 were as follows (in thousands):

Technology Reporting Unit	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2025	$307,790	$(98,717)	$209,073
Goodwill disposed of in sale of business	(75,176)	—	(75,176)
Impairment of goodwill	—	(122,548)	(122,548)
Foreign currency translation adjustments	(247)	—	(247)
Balance as of September 30, 2026	$232,367	$(221,265)	$11,102
The professional services reporting unit had no net goodwill as of September 30, 2026 and December 31, 2025, due to the $6.7 million of gross goodwill being fully impaired as of December 31, 2025.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The carrying values of goodwill and intangible assets attributable to our U.K. operations are denominated in British pounds and are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. As a result, the reported balances of goodwill and intangible assets are subject to fluctuation due to changes in foreign currency exchange rates, with translation adjustments recorded in accumulated other comprehensive income.
As of September 30, 2026, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
	(unaudited)
Developed technologies	$122,887	$(103,479)	$19,408
Client relationships and contracts	72,769	(44,824)	27,945
Computer software licenses	13,778	(12,283)	1,495
Trademarks	3,942	(2,713)	1,229
Total intangible assets	$213,376	$(163,299)	$50,077
Amortization expense of acquired intangible assets was $6.4 million and $8.8 million for the three months ended September 30, 2026 and 2025, respectively, and $21.8 million and $26.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets is included in depreciation and amortization in our condensed consolidated statements of operations. We did not incur any intangible asset impairment charges for the three and nine months ended September 30, 2026 and 2025.
As of December 31, 2025, intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Developed technologies	$141,101	$(110,621)	$30,480
Client relationships and contracts	115,808	(72,750)	43,058
Computer software licenses	13,600	(11,329)	2,271
Trademarks	5,367	(3,498)	1,869
Total intangible assets	$275,876	$(198,198)	$77,678
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Computer equipment	$7,914	$10,027
Leasehold improvements	6,312	6,314
Furniture and fixtures	3,773	3,796
Capitalized internal-use software costs	58,927	66,916
Computer software	111	111
Total property and equipment	77,037	87,164
Less: accumulated depreciation	(42,581)	(53,326)
Property and equipment, net	$34,456	$33,838
Our long-lived assets are primarily located in the United States. Depreciation expense totaled $3.4 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Depreciation expense includes the amortization of capitalized internal-use software costs. There was no impairment of long-lived assets during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, there was a $2.3 million impairment of leasehold improvements related to our corporate office space designated for subleasing.
We capitalized $4.4 million and $5.1 million of internal-use software costs for the three months ended September 30, 2026 and 2025, respectively, and $14.2 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively. We incurred $3.0 million and $3.2 million of capitalized internal-use software cost amortization expense for the three months ended September 30, 2026 and 2025, respectively, and $9.8 million and $9.1 million for the nine months ended September 30, 2026 and 2025, respectively.
7. Short-term Investments
We classify our short-term investments as available for sale. Available-for-sale securities are recorded on our condensed consolidated balance sheets at fair market value and any unrealized gains or losses are reported as part of other comprehensive loss on the condensed consolidated statements of comprehensive loss. We determine realized gains or losses on the sales of investments through the specific identification method and record such gains or losses as part of interest and other expense, net on the condensed consolidated statements of operations. We did not have any material realized gains or losses on investments during the three and nine months ended September 30, 2026 and 2025. We measure the fair value of investments on a recurring basis.
The following table summarizes, by major security type, our cash equivalents that are measured at fair value on a recurring basis as of September 30, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
	(unaudited)
Money market funds	$46,902	$—	$—	$46,902	$46,902	$—
U.S. treasury notes	21,201	—	(46)	21,155	—	21,155
Commercial paper	4,091	—	(1)	4,090	—	4,090
Total	$72,194	$—	$(47)	$72,147	$46,902	$25,245

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash equivalents	Short-term Investments
Money market funds	$45,062	$—	$—	$45,062	$45,062	$—
U.S. treasury notes	37,441	46	—	37,487	—	37,487
Commercial paper	7,430	1	—	7,431	—	7,431
Total	$89,933	$47	$—	$89,980	$45,062	$44,918

The following table presents the contractual maturities of our short-term investments as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Due within one year	$25,292	$25,245	$44,871	$44,918
Total	$25,292	$25,245	$44,871	$44,918

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Accrued interest receivables related to our available-for-sale securities of $0.2 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, were included within prepaid expenses and other assets on our condensed consolidated balance sheets.
On a quarterly basis we evaluate unrealized losses on our available-for-sale debt securities and the related accrued interest receivables to determine whether a decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. We do not intend to sell investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis. As of September 30, 2026 and December 31, 2025, there were no material unrealized losses due to expected credit loss-related factors.
8. Fair Value of Financial Instruments
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 were as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(unaudited)
Money market funds	$46,902	$—	$—	$46,902
U.S. Treasury notes	21,155	—	—	21,155
Commercial paper	—	4,090	—	4,090
Contingent consideration liabilities	—	—	—	—
Total	$68,057	$4,090	$—	$72,147
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$45,062	$—	$—	$45,062
U.S. Treasury notes	37,487	—	—	37,487
Commercial paper	—	7,431	—	7,431
Contingent consideration liabilities	—	—	(250)	(250)
Total	$82,549	$7,431	$(250)	$89,730
There were no transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2026 and 2025.
Convertible senior notes
On April 14, 2025, we fully settled the principal amount of the convertible senior notes in cash. These convertible senior notes were recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. Refer to Note 11—Debt for further information.
Nonrecurring fair value measurements
During the three months ended September 30, 2026, the assets and liabilities representing the Vitalware Business were divested upon the closing of the Vitalware Transaction. Since the Vitalware Business was a portion of the technology reporting unit, the assignment of goodwill as of the date of the announcement of the signing of the Vitalware Purchase Agreement to the Vitalware Business was based on the relative fair values of the Vitalware Business being disposed of and the portion of the technology reporting unit remaining. Based on the relative fair values, we allocated to the Vitalware Business and divested $75.2 million of goodwill.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
We recorded goodwill impairment charges totaling $122.5 million during the nine months ended September 30, 2026. The impairment charges were derived from the difference between the carrying value and the fair value of our reporting units. The fair value of these reporting units was estimated using an income and market-based approach and included certain unobservable (Level 3) inputs. Refer to Note 5—Goodwill and Intangibles for further information.
Level 3 fair value measurements
The Upfront acquisition consideration included an initial estimate for contingent consideration based on certain revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped at $33.4 million and will be paid 63% in equity and 37% in cash to the extent achieved. We value Upfront’s expected contingent consideration and the corresponding liability using the Monte Carlo simulation valuation model using a distribution of potential outcomes of potential pay-out scenarios. The outstanding contingent consideration liability is categorized as a Level 3 fair value measurement and is remeasured as of each reporting period with changes recognized within general and administrative expense.
The aggregate intrinsic value and fair value of the revenue-based earn-out contingent consideration liability is zero based on a point estimate of our internal forecasting of the ultimate earn-out that will be earned and our closing stock price as of September 30, 2026.
The following table sets forth a summary of the changes in the estimated fair value of the contingent consideration liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited)
Balance as of December 31, 2025	$250
Change in fair value of contingent consideration liability	(250)
Balance as of September 30, 2026	$—
9. Accrued Liabilities
As of September 30, 2026 and December 31, 2025, accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Accrued compensation and benefit expenses	$8,947	$5,203
Interest payable	—	3,380
Restructuring liabilities(1)	990	704
Other accrued liabilities	15,910	9,410
Total accrued liabilities	$25,847	$18,697
__________________
(1)Restructuring liabilities include severance and other team member costs from workforce reductions and advisory fees related to Project Nexus. For additional details, refer to Note 20 in these condensed consolidated financial statements.

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
Components of lease expense (income) are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Operating lease expense	$565	$606	$1,723	$2,162
Short-term lease expense	32	50	93	369
Sublease income	(558)	(535)	(1,651)	(1,554)
Total	$39	$121	$165	$977
We also incur immaterial variable costs related to our leased office space, such as maintenance and utilities based on actual usage, which are not included in the measurement of right-of-use assets and lease liabilities, but are expensed as incurred.
During the nine months ended September 30, 2026, we did not identify asset impairment indicators for our corporate office spaces designated for subleasing, and therefore did not recognize any impairment charges. During the nine months ended September 30, 2025, we identified asset impairment indicators for multiple of our corporate office spaces designated for subleasing. We performed a recoverability test of the relevant asset group, comprised of operating lease ROU and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, we measured and recognized total impairment charges of $6.9 million during the three and nine months ended September 30, 2025, representing the amount by which the carrying value exceeded the estimated fair value of the asset group. The impairment charges were recorded as part of general and administrative expense in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, $4.6 million of the impairment charge was allocated to ROU assets and the remaining $2.3 million was allocated to leasehold improvements.
11. Debt
On July 16, 2024, (the Closing Date) we entered into the Credit Agreement. On July 31, 2026, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement, which consisted of payments of (i) the $122.8 million principal amount outstanding under the initial term loan, (ii) the $37.1 million aggregate principal amount outstanding under the delayed draw facility, (iii) a $3.2 million prepayment premium, (iv) $0.6 million of accrued and unpaid interest, and (v) certain other fees and expenses. The repayment in full of our obligations under the Credit Agreement resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $9.5 million, due to the write-off of unamortized debt issuance costs, debt discount, and prepayment premiums, which is disclosed separately in the condensed consolidated statements of operations. As of September 30, 2026, no amounts were outstanding under the Credit Agreement.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Debt consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Variable interest rate term loan maturing 2029	$—	$160,761
Total Principal Outstanding	—	160,761
Less: Unamortized discount and issuance costs	—	(7,510)
Net carrying amount	—	153,251
Less: Current portion of long-term debt	—	(1,627)
Long-term debt, net of current portion	$—	$151,624
Components of interest expense are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Contractual interest expense	$1,420	$4,458	$9,649	$14,992
Amortization of debt discount and issuance costs	174	518	1,215	1,995
Amortization of deferred financing costs	—	659	117	1,751
Total	$1,594	$5,635	$10,981	$18,738

Credit Agreement
The Credit Agreement provided a five-year term loan facility in an aggregate principal amount of up to $225.0 million, consisting of an initial term loan of $125.0 million, which was funded in full on the Closing Date, and a delayed draw term loan facility in an aggregate principal amount of up to $100.0 million, which was undrawn as of the Closing Date.
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
The deferred financing costs related to the delayed draw facility, including the directly attributable debt discount, were capitalized to other assets on our condensed consolidated balance sheets, and amortized to interest expense in the condensed consolidated statement of operations, in each case over the respective terms. Borrowings under the initial term loan bore interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ended December 31, 2024, we were required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans was July 16, 2029.
We used a portion of the net proceeds from the initial term loan, together with cash on hand, to repay in full the outstanding principal and accrued interest on all of the Notes (as defined below) on the maturity thereof. We used proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith. We were required to prepay the term loans upon the occurrence of certain events. Prior to July 16, 2028, such mandatory prepayments or voluntary prepayments were subject to a prepayment premium ranging from 1.0% to 3.0% plus a make whole amount depending on the year of such prepayment.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Our obligations under the Credit Agreement and the other loan documents were required to be guaranteed by all of our present and future domestic and foreign subsidiaries, subject to certain exceptions (Guarantors). All obligations under the Credit Agreement and the other loan documents were secured by a first priority perfected lien on, and security interest in, substantially all of our and our Guarantor’s present and future assets, subject to certain exceptions. The Credit Agreement contained various representations and warranties, affirmative covenants, and negative covenants, including covenants that restricted our and our subsidiaries’ ability to take certain actions including, among other things and subject to certain exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. We were also required to comply with a minimum liquidity threshold, a maximum recurring revenue-based leverage ratio, and a maximum EBITDA-based leverage ratio.
The Credit Agreement also included various events of default, including, among others: non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control. Upon the occurrence of an event of default, the administrative agent and the lenders could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreement and the related loan documents, including proceeding against the collateral securing such borrowings.
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
12. Stockholders’ Equity
Preferred stock
Our board of directors has the authority, without further action by our stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, and privileges thereof, including voting rights. As of September 30, 2026 and December 31, 2025, no shares of this preferred stock were issued and outstanding.
Common stock
We had 500,000,000 shares of common stock, par value $0.001 per share, authorized, of which 76,155,467 and 72,133,528 shares were legally issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. The shares legally issued and outstanding as of December 31, 2025 included 106,196 shares issued pursuant to acquisition agreements, which were subject to a restriction agreement and were unvested, and as such, for accounting purposes they were not considered to be outstanding common stock shares. Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through September 30, 2026.

Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the nine months ended September 30, 2026, we did not repurchase shares of our common stock. During the nine months ended September 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share. The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of September 30, 2026.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Investments	Total
Balance as of December 31, 2025	$1,539	$47	$1,586
Change in foreign currency translation adjustment	(477)	—	(477)
Change in net unrealized gains (losses) on available for sale investments	—	(94)	(94)
Balance as of September 30, 2026	$1,062	$(47)	$1,015
There were no material reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2026. Additionally, as we record a full valuation allowance against our U.S. and U.K. net deferred tax assets and substantially all of our accumulated other comprehensive income originated in the U.S. and U.K., other comprehensive income (loss) does not include significant income tax expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
13. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income (loss) per share, basic
Numerator:
Net income (loss)	$40,496	$(22,229)	$(111,067)	$(86,949)
Denominator:
Weighted-average shares outstanding used in calculating net income (loss) per share, basic	75,386,281	70,376,760	73,990,001	69,524,812
Net income (loss) per share, basic	$0.54	$(0.32)	$(1.50)	$(1.25)
Net income (loss) per share, diluted
Numerator:
Net income (loss)	$40,496	$(22,229)	$(111,067)	$(86,949)
Denominator:
Weighted-average number of shares used in calculating net income (loss) per share, basic	75,386,281	70,376,760	73,990,001	69,524,812
Dilutive effect of restricted stock units and restricted shares	503,915	—	—	—
Dilutive effect of employee stock purchase plan	42,021	—	—	—
Weighted-average number of shares used in calculating net income (loss) per share, diluted	75,932,217	70,376,760	73,990,001	69,524,812
Net income (loss) per share, diluted	$0.53	$(0.32)	$(1.50)	$(1.25)

For the three months ended September 30, 2026, the dilutive effect of unvested restricted stock units, including performance-based restricted stock units, and restricted shares as well as the dilutive effect of the employee stock purchase plan were included in the calculation of diluted net income per share. Stock options were excluded from the calculation of diluted net income per share because they were anti-dilutive.
During the nine months ended September 30, 2026 and three and nine months ended September 30, 2025, we incurred net losses and, therefore, the effect of our stock options, restricted stock units, performance-based restricted stock units, convertible senior notes, employee stock purchase plan, and restricted shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The calculation of diluted net income (loss) per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share when the effect would have been anti-dilutive:

	As of September 30,
	2026	2025
	(unaudited)
Common stock options	600,441	970,687
Restricted stock units	8,331,141	5,088,138
Performance-based restricted stock units	301,502	2,615,990
Employee stock purchase plan	187,389	238,842
Restricted shares	—	106,196
Shares issuable as acquisition-related contingent consideration(1)	—	—
Total potentially dilutive securities	9,420,473	9,019,853
_________________________
(1)The Upfront acquisition includes contingent consideration based on certain recurring revenue-based earn-out performance targets for Upfront during an earn-out period that ends on December 31, 2026. The Upfront contingent consideration is capped and will be paid in a combination of equity and cash to the extent achieved. If the earn-out were to be fully achieved, we would be required to issue approximately 2.7 million shares of common stock related to this acquisition in early 2027. There were no anti-dilutive shares issuable as acquisition-related contingent consideration presented as of September 30, 2026 in the table above as the amounts presented above are calculated based on the earn-out achieved and the estimated number of shares that would be issuable if the outstanding acquisition-related contingent consideration liabilities were to be settled as of that date.
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
We initially reserved 2,756,607 shares of our common stock (2,500,000 under the 2019 Plan and 256,607 shares under the 2011 Plan) that were available immediately prior to the IPO registration date. The 2019 Plan provides that the number of shares reserved available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. As of January 1, 2026, there were an additional 3,606,676 shares reserved for issuance under the 2019 Plan. As of September 30, 2026 and December 31, 2025, there were 30,453,076 and 26,846,400 shares authorized for grant, respectively, and 3,008,880 and 2,328,350 shares available for grant under the 2019 and 2011 Plan (collectively, the Stock Incentive Plan), respectively.
In 2026, our board of directors adopted the 2026 Employment Inducement Incentive Plan (2026 Inducement Plan) and authorized the issuance of up to 2,747,385 shares of common stock, which were registered and granted in the form of RSUs during the three months ended September 30, 2026.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The following two tables summarize our total stock-based compensation expense by award type and where the stock-based compensation expense was recorded in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Restricted stock units	$4,241	$5,266	$10,151	$16,719
Performance-based restricted stock units	(269)	1,519	(83)	4,732
Employee stock purchase plan	82	153	265	682
Restricted shares	23	101	223	772
Total stock-based compensation	$4,077	$7,039	$10,556	$22,905

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Cost of revenue	$739	$1,196	$1,823	$3,906
Sales and marketing	1,033	2,085	2,442	6,789
Research and development	817	972	1,773	3,421
General and administrative	1,488	2,786	4,518	8,789
Total stock-based compensation	$4,077	$7,039	$10,556	$22,905

Stock options
There were no stock options granted during the nine months ended September 30, 2026 or 2025. A summary of the share option activity under the 2019 Plan for the nine months ended September 30, 2026, is as follows:

	Time-Based Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(unaudited)
Outstanding at January 1, 2026	842,085	$12.36
Options cancelled/expired	(241,644)	12.45
Outstanding at September 30, 2026	600,441	$12.36	1.8	$—
Vested and exercisable as of September 30, 2026	600,441	$12.36	1.8	$—
There were no stock options exercised during the nine months ended September 30, 2026 and 2025. All of our outstanding stock options are fully vested and there is no longer any related unrecognized compensation expense.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units (RSUs)
The service-based condition for RSUs is generally satisfied over three or four years with a cliff vesting period of one year and quarterly vesting thereafter. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2026	4,004,505	$5.72
RSUs granted	8,150,505	1.93
RSUs vested	(2,945,695)	4.12
RSUs forfeited	(878,174)	5.41
Unvested and outstanding at September 30, 2026	8,331,141	$2.61
During the nine months ended September 30, 2026 and 2025, we granted RSUs with a weighted-average grant date fair value of $1.93 and $4.60, respectively, which represents the weighted-average closing price of our common stock on the grant date. The total grant date fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $12.1 million and $19.1 million, respectively.
As of September 30, 2026, we had $20.3 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.0 years.
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
During the nine months ended September 30, 2026 and 2025, we also granted 2025 annual bonus PRSUs to certain employees that included both service conditions and performance conditions related to company-wide goals. These PRSUs vested during the nine months ended September 30, 2026 to the extent the applicable performance conditions were achieved for the year ending December 31, 2025, and if the individual employee continued to provide services to us through the vesting date of March 1, 2026. The number of PRSUs that ultimately vested from these 2025 annual bonus PRSU grants could have ranged from 0% to 100% of the original amount granted depending on our performance during 2025 against the pre-established targets.
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
There were no PRSUs with market-based tranches granted during the nine months ended September 30, 2026. The fair value of the market-based tranches included in the executive PRSUs were estimated on the date of grants using the Monte Carlo simulation valuation model with the following assumptions for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025

Expected volatility	71.6%
Expected term (in years)	1-3
Risk-free interest rate	4.16% - 4.23%
Expected dividends	—
The following table sets forth the outstanding PRSUs, including executive PRSUs with market-based tranches, and related activity for the nine months ended September 30, 2026:

	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	(unaudited)
Unvested and outstanding at January 1, 2026	2,521,754	$5.40
PRSUs granted	59,053	1.77
PRSUs vested	(863,096)	5.18
PRSUs forfeited	(1,416,209)	5.59
Unvested and outstanding at September 30, 2026	301,502	$4.37

During the nine months ended September 30, 2026 and 2025, we granted PRSUs with a weighted-average grant date fair value of $1.77 and $4.79, respectively, which represents the weighted-average closing price of our common stock on the grant date for performance-based tranches and the estimated grant date fair value using a Monte Carlo simulation valuation model for market-based tranches.
The total grant date fair value of PRSUs vested during the nine months ended September 30, 2026 and 2025 was $4.5 million and $1.4 million, respectively. As of September 30, 2026, we had $0.1 million of unrecognized stock-based compensation expense related to outstanding PRSUs expected to be recognized over a remaining weighted-average period of 0.9 years.
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
The fair value of the purchase right for the ESPP option component is estimated on the date of grant using the Black-Scholes model with the following assumptions for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Expected volatility	73.9% - 103.0%	59.2% - 75.2%
Expected term (in months)	6	6
Risk-free interest rate	3.58% - 4.00%	4.25% - 4.29%
Expected dividends	—	—
During the nine months ended September 30, 2026, we issued 213,148 shares under the ESPP, with a weighted-average purchase price of $1.69. Total cash proceeds from the purchase of shares under the ESPP during the nine months ended September 30, 2026 were $0.6 million. As of September 30, 2026, 2,187,794 shares were available for future issuance under the ESPP.
Restricted shares issued in connection with business combinations
As part of the Upfront acquisition that closed on January 22, 2025, 106,196 shares of our common stock were issued pursuant to the terms of the acquisition agreement and were considered a stock-based compensation arrangement subject to a restriction agreement. The vesting of these shares was subject to eighteen months of continuous service with cliff vesting. These shares vested during the three months ended September 30, 2026. In addition we entered into certain management retention bonus agreements that may result in the issuance of up to approximately 151,148 restricted shares of common stock to certain Upfront management team members, a portion of which is variable based upon the achievement of earn-out performance targets. The retention bonuses are recorded as post-combination compensation expense. During the nine months ended September 30, 2026 and 2025, no retention bonus shares and 86,975 of these retention bonus restricted shares vested, respectively.

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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
The quarterly tax provision and the estimate of our annual effective tax rate are subject to variation due to several factors, including variability in our income (loss) before income taxes, the mix of jurisdictions to which such income or loss relates, changes in how we conduct business, and tax law developments. For the nine months ended September 30, 2026 and 2025, our estimated effective tax rate was (0.3)% and (0.4)%, respectively. The variations between our estimated effective tax rate and the U.S. statutory rate are primarily due to our full valuation allowance.
We consider all available evidence to evaluate the recovery of deferred tax assets, including historical levels of income, legislative developments, and risks associated with estimates of future taxable income. We have provided a full valuation allowance for our net deferred tax assets as of September 30, 2026 and December 31, 2025, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated.
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
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. There were no charges recorded during the three and nine months ended September 30, 2026 and 2025.
17. Contract Balances and Performance Obligations
As of September 30, 2026 and December 31, 2025, the unbilled accounts receivable included in accounts receivable on our consolidated balance sheets was $6.3 million and $10.1 million, respectively.
As of September 30, 2026 and December 31, 2025, the total of current and non-current deferred revenue, on our consolidated balance sheets was $43.1 million and $56.5 million, respectively. Deferred revenue includes advance client payments and billings in excess of revenue recognized. For the three months ended September 30, 2026 and 2025, 44% and 47%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2026 and 2025, 25% and 21%, respectively, of the revenue recognized was included in deferred revenue at the beginning of the period.
Most of our technology and professional services contracts have a three- or five-year term, of which many are terminable after one year upon 90 days’ notice. For arrangements that do not allow the client to cancel within one year or less, we expect to recognize $158.8 million of revenue on unsatisfied performance obligations as of September 30, 2026. We expect to recognize approximately 80% of the remaining performance obligations over the next 24 months, with the balance recognized thereafter.

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
18. Related Parties
We have entered into arrangements with a client, Carle Health, and a member of the client’s executive leadership team served on our board of directors until July 16, 2026. For the period from January 1, 2026 to July 16, 2026, we recognized $9.1 million of revenue from this former related party. We recognized revenue from this former related party of $4.4 million and $13.3 million for the three and nine months ended September 30, 2025, respectively. As of December 31, 2025, we had receivables from this former related party of $1.7 million and deferred revenue with this related party of $0.2 million, respectively.
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

Revenue, Adjusted Cost of Revenue, and Adjusted Gross Profit by operating segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026		2025
	(unaudited)		(unaudited)
Technology:
Revenue	$40,686	$52,051	$138,949		$156,409
Adjusted Cost of Revenue(1)	16,039	16,551	51,023		51,446
Adjusted Gross Profit	$24,647	$35,500	$87,926		$104,963

Professional Services:
Revenue	$15,597	$24,272	$58,577	0	$80,048
Adjusted Cost of Revenue(2)	15,331	19,639	49,314		65,866
Adjusted Gross Profit	$266	$4,633	$9,263		$14,182
____________________

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
(1)Technology Adjusted Cost of Revenue primarily consists of costs associated with hosting and supporting our technology, including third-party cloud computing and hosting costs, license and revenue share fees, contractor costs, and salary and related personnel costs for our cloud services and support teams. Technology Adjusted Cost of Revenue excludes depreciation, amortization, stock-based compensation, acquisition-related costs, net, and restructuring and other related costs.

(2)Professional Services Adjusted Cost of Revenue primarily consists of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. Professional Services Adjusted Cost of Revenue excludes stock-based compensation, acquisition-related costs, net, and restructuring and other related costs.

The reconciliation between reportable segment Adjusted Gross Profit to consolidated income (loss) before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Adjusted Gross Profit
Technology	$24,647	$35,500	$87,926	$104,963
Professional Services	266	4,633	9,263	14,182
Total reportable segments Adjusted Gross Profit	24,913	40,133	97,189	119,145
Less Adjusted Gross Profit reconciling items:
Stock-based compensation	(739)	(1,196)	(1,823)	(3,906)
Acquisition-related costs, net(1)	—	(35)	(7)	(318)
Restructuring and other related costs	(133)	(1,086)	(995)	(2,629)
Less other reconciling items:
Sales and marketing	(8,563)	(14,361)	(29,508)	(42,305)
Research and development	(9,503)	(12,281)	(30,308)	(39,859)
General and administrative	(11,999)	(16,069)	(37,887)	(38,515)
Depreciation and amortization	(9,728)	(12,614)	(32,822)	(37,618)
Goodwill impairment	—	—	(122,548)	(28,769)
Gain on sale of business	65,889	—	65,889	—
Loss on extinguishment of debt	(9,494)	—	(9,494)	—
Interest and other expense, net	(540)	(4,679)	(8,417)	(11,838)
Income (loss) before income taxes	$40,103	$(22,188)	$(110,731)	$(86,612)
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Restructuring Liability Rollforward
Balance as of December 31, 2025	$—
Severance and other restructuring costs	4,658
Cash payments	(3,668)
Balance as of September 30, 2026	$990
The following tables summarize our Project Nexus restructuring costs by financial statement line item for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$(18)	$—	$(18)
Professional services	143	—	143
Sales and marketing	94	—	94
Research and development	19	—	19
General and administrative	—	714	714
Total	$238	$714	$952

	Nine Months Ended September 30, 2026
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$278	$—	$278
Professional services	407	—	407
Sales and marketing	1,345	—	1,345
Research and development	1,509	—	1,509
General and administrative	342	777	1,119
Total	$3,881	$777	$4,658
____________________
(1)Includes legal and advisory fees related to Project Nexus that are non-recurring and outside the ordinary course of our business.

We expect additional restructuring costs as part of Project Nexus of at least $0.6 million. We continue to evaluate our restructuring initiatives, which may result in additional restructuring costs and associated payments in the future.
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Restructuring liabilities related to the August 2025 Restructuring Plan are included as a component of accrued liabilities on our consolidated balance sheets. The following table summarizes our August 2025 Restructuring Plan restructuring-related activities, including costs incurred, cash payments, and the resulting liability balances (in thousands):

Restructuring Liability Rollforward
Balance as of December 31, 2025	$704
Severance and other restructuring costs	1,791
Cash payments	(2,495)
Balance as of September 30, 2026	$—
The following table summarizes our August 2025 Restructuring Plan costs by financial statement line item for the nine months ended September 30, 2026, which were all incurred during the three months ended March 31, 2026, and the total cumulative charges (in thousands):

	Nine Months Ended September 30, 2026
	Severance and Other Team Member Costs	Other(1)	Total
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$—	$—
Professional services	302	—	302
Sales and marketing	109	—	109
Research and development	100	—	100
General and administrative	987	293	1,280
Total	$1,498	$293	$1,791

August 2025 Restructuring Plan final, cumulative charges incurred through September 30, 2026	$6,823	$742	$7,565
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

HEALTH CATALYST, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
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
The following table summarizes our January 2025 Restructuring Plan costs by financial statement line item for the nine months ended September 30, 2025, none of which related to the three months ended September 30, 2025:

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
Highlights from the three and nine months ended September 30, 2026 and 2025 included:
•We recognized total revenue of $56.3 million and $76.3 million for the three months ended September 30, 2026 and 2025, respectively, and $197.5 million and $236.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in revenue was primarily due to the Vitalware divestiture, our exit of certain lower margin TEMS arrangements, and churn related to the migration from DOS to Ignite.
•We generated net income of $40.5 million and incurred net losses of $22.2 million for the three months ended September 30, 2026 and 2025, respectively, and incurred net losses of $111.1 million and $86.9 million for the nine months ended September 30, 2026 and 2025, respectively. The net income generated during the three months ended September 30, 2026 was largely driven by a $65.9 million gain on sale of the Vitalware Business. The increased net loss incurred during the nine months ended September 30, 2026 compared to 2025 was primarily due to goodwill impairment as a general result of overall declines in our stock price and market capitalization, as well as the Vitalware held for sale accounting, which required an impairment analysis of the goodwill allocated to the retained technology reporting unit.
•Our Adjusted EBITDA was $0.8 million and $12.0 million for the three months ended September 30, 2026 and 2025, respectively, and $19.8 million and $27.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in Adjusted EBITDA was primarily due to the Vitalware divestiture. See the section titled “Key Financial Measures—Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA, including the limitations of such measure and a reconciliation to net loss, the most directly comparable measure calculated in accordance with GAAP.
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
The health system end market, in particular, has experienced meaningful financial strain over the past several years. We are encouraged that, in general, the operating margins of our health system end market improved in recent years. However, the implications of many policy developments around Medicaid and research funding reductions, as well as implications of the evolving tariff landscape have had and continue to have a negative impact on our business. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA) into law, which is projected to reduce federal Medicaid spending by nearly $1 trillion over 10 years and will create additional financial strain for many of our clients and prospective clients. As a result, certain sales cycles have elongated and some opportunities, such as opportunities in Life Sciences, have pushed, which negatively impacted our 2025 and 2026 bookings achievement and our expectations for revenue in 2026 and 2027.
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
As previously described, within our professional services segment, a subset of clients have reduced the number of FTEs engaged in their initiatives including lower margin TEMS arrangements, while in the technology segment, we have experienced down-sell and churn particularly related to the migration from DOS to Ignite. As of May 11, 2026, we had been notified of $12.5 million of DOS-to-Ignite migration downsell and churn, and estimated approximately $52 million of potentially at risk ARR across 2026 and 2027. There has been no material change to this framework previously disclosed, and we do not plan to provide updates in the same format moving forward. We are working to retain at-risk ARR and we are focused on the outcomes clients need rather than the infrastructure decisions they have to make. Even among clients who have given notice on the infrastructure layer, we expect a number of clients will continue to use our application solutions going forward. As we referenced in the past, we expect to be generally through churn pressure associated with the DOS to Ignite migration by the end of 2027.

We believe healthcare is at an inflection point, due to financial pressure on health systems, including eroding margins, shifting payor mix, and rising labor costs. In this environment, we believe healthcare providers are seeking a partner who can help them reduce costs, improve clinical quality, and grow consumer relationships, while delivering meaningful outcomes. We believe our advantage rests on our improvement data and content, as well as our expertise, including healthcare-specific and change management expertise, which we combine with technology that turns data into insights clients can act on.

We aim to continue to manage the business with a focus on operating efficiency, while balancing targeted investments to support disciplined growth and retention initiatives that we expect will benefit future results. Moving forward our focus is building a technology business that wins in the market, operating with efficiency and discipline, and investing in our AI-enabled intelligence that differentiates our solutions. In April 2026, we announced Project Nexus, a strategic initiative designed to fundamentally transform our operating model and advance each of these priorities. The Vitalware Transaction (as defined below), which is part of Project Nexus, provided us with the ability to fully repay all obligations under our Credit Agreement and terminate our Credit Agreement. We believe this extinguishment of our term loan debt provides us with increased flexibility to make targeted investments in our core business and move decisively on our priorities. While these investments and the divestiture of the high-margin Vitalware business have created pressure on our net income (loss) and Adjusted EBITDA, we believe they better position the business.
We are focused on margin expansion as part of our transformation to streamline operations and optimize our cost structure, including engaging external advisors to help us assess revenue and cost optimization opportunities. Our priorities going forward will include strengthening and simplifying our commercial engine to drive technology ARR bookings, working to improve retention through clearer client value realization and technology innovation designed around how clients operate regardless of the infrastructure, and increasing efficiency and reducing time to value by eliminating operational complexity and scaling work through automation and global resources. We also plan to better leverage our intellectual property, combining our data foundation with the expertise, content, and AI-enabled solutions that differentiates our solutions to allow us to solve healthcare's most pressing problems. We will continue to refine this strategic operating plan.
Vitalware Transaction and Debt Repayment

On July 31, 2026 (the Vitalware Closing Date), we completed the previously announced disposition of all of the equity interests of Vitalware, LLC, through which we conducted our Vitalware business (the Vitalware Business), to Med-Metrix, LLC (Med-Metrix) (the Vitalware Transaction). On the Vitalware Closing Date, we received from Med-Metrix the payment of an aggregate base purchase price of $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Total consideration was $146.3 million, net of transaction expenses and estimated net working capital adjustments, of which we received net initial cash proceeds of $144.5 million on the Vitalware Closing Date. Additional consideration of approximately $1.8 million, including escrow receivables, is expected to be received within the next year. Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under a Credit Agreement, dated as of July 16, 2024, among Health Catalyst, as the borrower, the several lenders party thereto, and Silver Point Finance, LLC, as administrative agent for the lenders (as modified, amended, restated, amended and restated, or supplemented from time to time prior to the Vitalware Closing Date, the Credit Agreement), which resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.

Key Financial Measures
We regularly review a number of measures, including the following key financial measures, to manage our business and evaluate our operating performance compared to that of other companies in our industry:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Financial Measures:	(in thousands, except percentages)		(in thousands, except percentages)
Total revenue	$56,283	$76,323	$197,526	$236,457
Gross profit	$17,345	$29,979	$72,925	$88,971
Gross margin	31%	39%	37%	38%
Net income (loss)	$40,496	$(22,229)	$(111,067)	$(86,949)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$24,913	$40,133	$97,189	$119,145
Adjusted Gross Margin	44%	53%	49%	50%
Adjusted EBITDA	$779	$12,000	$19,835	$27,622
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

Adjusted Gross Profit and Adjusted Gross Margin
Gross profit is a GAAP financial measure that is calculated as revenue less cost of revenue, including depreciation and amortization of capitalized software development costs and acquired technology. We calculate gross margin as gross profit divided by our revenue. Adjusted Gross Profit is a non-GAAP financial measure that we define as gross profit, adjusted for (i) depreciation and amortization, (ii) stock-based compensation, (iii) acquisition-related costs, net, and (iv) restructuring and other related costs, as applicable. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other non-recurring operating expenses.
We present both of these measures for our technology and professional services business. We believe these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability.
The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$40,686	$15,597	$56,283
Cost of revenue, excluding depreciation and amortization	(16,166)	(16,076)	(32,242)
Amortization of intangible assets, cost of revenue	(3,614)	—	(3,614)
Depreciation of property and equipment, cost of revenue	(3,082)	—	(3,082)
Gross profit	17,824	(479)	17,345
Gross margin	44%	(3)%	31%
Add:
Amortization of intangible assets, cost of revenue	3,614	—	3,614
Depreciation of property and equipment, cost of revenue	3,082	—	3,082
Stock-based compensation	145	594	739
Restructuring and other related costs(1)	(18)	151	133
Adjusted Gross Profit	$24,647	$266	$24,913
Adjusted Gross Margin	61%	2%	44%
___________________
(1)Restructuring and other related costs include severance, restructuring and retention program costs, and other team member costs from our restructuring plans, which included workforce reductions, as well as legal and advisory fees related to Project Nexus that are non-recurring and outside the ordinary course of our business. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

	Three Months Ended September 30, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$52,051	$24,272	$76,323
Cost of revenue, excluding depreciation and amortization	(17,203)	(21,304)	(38,507)
Amortization of intangible assets, cost of revenue	(4,554)	—	(4,554)
Depreciation of property and equipment, cost of revenue	(3,283)	—	(3,283)
Gross profit	27,011	2,968	29,979
Gross margin	52%	12%	39%
Add:
Amortization of intangible assets, cost of revenue	4,554	—	4,554
Depreciation of property and equipment, cost of revenue	3,283	—	3,283
Stock-based compensation	205	991	1,196
Acquisition-related costs, net(1)	11	24	35
Restructuring and other related costs(2)	436	650	1,086
Adjusted Gross Profit	$35,500	$4,633	$40,133
Adjusted Gross Margin	68%	19%	53%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, and KPI Ninja acquisitions. For additional details refer to notes 1 and 3 in our condensed consolidated financial statements.
(2)Restructuring and other related costs include severance , restructuring and retention program costs, and other team member costs from our restructuring plans, which included workforce reductions, as well as legal and advisory fees related to Project Nexus that are non-recurring and outside the ordinary course of our business. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 52% for the three months ended September 30, 2025 to 44% for the three months ended September 30, 2026. Adjusted Technology Gross Margin decreased from 68% for the three months ended September 30, 2025 to 61% for the three months ended September 30, 2026. These technology gross margin and Adjusted Technology Gross Margin year-over-year decreases were mainly driven by the disposition of the Vitalware Business in connection with the Vitalware Transaction, costs associated with migrating a subset of DOS clients to Health Catalyst Ignite, and Ninja Universe technology costs incurred prior to the commencement of revenue recognition.
We expect technology gross margin and Adjusted Technology Gross Margin to decline in the near term, primarily due to the disposition of the Vitalware Business in connection with the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.
Professional services gross margin decreased from 12% for the three months ended September 30, 2025 to negative 3% for the three months ended September 30, 2026. Adjusted Professional Services Gross Margin decreased from 19% for the three months ended September 30, 2025 to 2% for the three months ended September 30, 2026. These professional services gross margin and Adjusted Professional Services Gross Margin year-over-year decreases were primarily driven by services revenue declining faster than our delivery costs. We have begun aligning those delivery costs with our current contracts, and we expect professional services gross margin to improve over time as we get fully aligned. Our professional services are comprised of data and analytics services, domain expertise services, TEMS, and implementation services. The delivery mix among all of our services in a given period can lead to fluctuations in our professional services gross margin and Adjusted Professional Services Gross Margin.

Total gross margin decreased from 39% for the three months ended September 30, 2025 to 31% for the three months ended September 30, 2026. Total Adjusted Gross Margin also decreased from 53% for the three months ended September 30, 2025 to 44% for the three months ended September 30, 2026. We expect total Adjusted Gross Margin to decline in the near term primarily due to the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.
The following is a reconciliation of our Adjusted Gross Profit and Adjusted Gross Margin, in total and for technology and professional services, to gross profit and gross margin, the most directly comparable financial measures calculated in accordance with GAAP, for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$138,949	$58,577	$197,526
Cost of revenue, excluding depreciation and amortization	(51,637)	(51,525)	(103,162)
Amortization of intangible assets, cost of revenue	(11,534)	—	(11,534)
Depreciation of property and equipment, cost of revenue	(9,905)	—	(9,905)
Gross profit	65,873	7,052	72,925
Gross margin	47%	12%	37%
Add:
Amortization of intangible assets, cost of revenue	11,534	—	11,534
Depreciation of property and equipment, cost of revenue	9,905	—	9,905
Stock-based compensation	335	1,488	1,823
Acquisition-related costs, net(1)	1	6	7
Restructuring and other related costs(2)	278	717	995
Adjusted Gross Profit	$87,926	$9,263	$97,189
Adjusted Gross Margin	63%	16%	49%
___________________
(1)Acquisition-related costs, net include final deferred retention expenses attributable to the KPI Ninja acquisition. For additional details, see Notes 1 and 3 in our condensed consolidated financial statements.
(2)Restructuring and other related costs include severance, restructuring and retention program costs, and other team member costs from our restructuring plans, which included workforce reductions, as well as legal and advisory fees related to Project Nexus that are non-recurring and outside the ordinary course of our business. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

	Nine Months Ended September 30, 2025
	(in thousands, except percentages)
	Technology	Professional Services	Total
Revenue	$156,409	$80,048	$236,457
Cost of revenue, excluding depreciation and amortization	(53,120)	(71,045)	(124,165)
Amortization of intangible assets, cost of revenue	(14,007)	—	(14,007)
Depreciation of property and equipment, cost of revenue	(9,314)	—	(9,314)
Gross profit	79,968	9,003	88,971
Gross margin	51%	11%	38%
Add:
Amortization of intangible assets, cost of revenue	14,007	—	14,007
Depreciation of property and equipment, cost of revenue	9,314	—	9,314
Stock-based compensation	719	3,187	3,906
Acquisition-related costs, net(1)	118	200	318
Restructuring and other related costs(2)	837	1,792	2,629
Adjusted Gross Profit	$104,963	$14,182	$119,145
Adjusted Gross Margin	67%	18%	50%
___________________
(1)Acquisition-related costs, net include deferred retention expenses attributable to the Upfront, Intraprise, ARMUS and KPI Ninja acquisitions. For additional details refer to notes 1 and 3 in our condensed consolidated financial statements.
(2)Restructuring and other related costs include severance, restructuring and retention program costs, and other team member costs from our restructuring plans, which included workforce reductions, as well as legal and advisory fees related to Project Nexus that are non-recurring and outside the ordinary course of our business. For additional details, refer to Note 20-Restructuring Costs in our condensed consolidated financial statements.

Technology gross margin decreased from 51% for the nine months ended September 30, 2025 to 47% for the nine months ended September 30, 2026. Adjusted Technology Gross Margin decreased from 67% for the nine months ended September 30, 2025 to 63% for the nine months ended September 30, 2026. These technology gross margin and Adjusted Technology Gross Margin year-over-year decreases were primarily driven by the disposition of the Vitalware Business in connection with the Vitalware Transaction, continued costs associated with migrating a subset of Platform Clients to Health Catalyst Ignite, and Ninja Universe technology costs incurred prior to the commencement of revenue recognition, partially offset by existing clients paying higher technology access fees from contractual, built-in escalators, without a corresponding increase in hosting costs.
We expect technology gross margin and Adjusted Technology Gross Margin to decline in the near term, primarily due to the disposition of the Vitalware Business in connection with the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.
Professional services gross margin increased from 11% for the nine months ended September 30, 2025 to 12% for the nine months ended September 30, 2026. Adjusted Professional Services Gross Margin decreased from 18% for the nine months ended September 30, 2025 to 16% for the nine months ended September 30, 2026. The majority of our professional services revenue is generated from data and analytic services and domain expertise services, which are the highest gross margin professional services we provide. The decrease in Adjusted Professional Services Gross Margin was primarily driven by services revenue declining faster than our delivery costs. We have begun aligning those delivery costs with our current contracts, and we expect professional services gross margin to improve over time as we get fully aligned. The delivery mix among all of our services in a given period can lead to fluctuations in our professional services gross margin and Adjusted Professional Services Gross Margin.

Total gross margin decreased from 38% for the nine months ended September 30, 2025 to 37% for the nine months ended September 30, 2026. Total Adjusted Gross Margin decreased from 50% for the nine months ended September 30, 2025 to 49% for the nine months ended September 30, 2026. We expect total Adjusted Gross Margin to decline in the near term primarily due to the disposition of the Vitalware Business in connection with the Vitalware Transaction and additional costs associated with the ongoing migrations to Health Catalyst Ignite and Ninja Universe.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted for (i) interest and other expense, net, (ii) income tax benefit (provision), (iii) depreciation and amortization, (iv) stock-based compensation, (v) acquisition-related costs, net, including the change in fair value of contingent consideration liabilities for potential earn-out payments, (vi) restructuring and other related costs, (vii) goodwill impairment, (viii) non-recurring lease-related charges, (ix) loss on extinguishment of debt, and (x) gain on sale of business, as applicable. We view acquisition-related expenses when applicable, such as transaction costs (including third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations) and changes in the fair value of contingent consideration liabilities for potential earn-out payments that are directly related to business combinations, as costs that are unpredictable, dependent upon factors outside of our control, and are not necessarily reflective of operational performance during a period. We believe that excluding restructuring and other related costs, impairment of goodwill and intangible assets, non-recurring lease-related charges, loss on extinguishment of debt, and gain on sale of business, as applicable, allows for more meaningful comparisons between operating results from period to period as these are separate from the core activities that arise in the ordinary course of our business and are not part of our ongoing operations. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and a comparison with our past financial performance, and is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
Our Adjusted EBITDA decreased year-over-year as a result of the divestiture of the profitable Vitalware Business, partially offset by our cost reduction initiatives as well as the timing of some non-headcount expenses. We expect Adjusted EBITDA to be negatively impacted by the Vitalware Transaction and our Adjusted EBITDA may fluctuate from quarter to quarter as a result of the timing of non-recurring revenue and the seasonality of certain operating costs. Excluding the impact of the disposition of the Vitalware Business in connection with the Vitalware Transaction, we expect annual Adjusted EBITDA to improve in the long-term.

The following is a reconciliation of our Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income (loss)	$40,496	$(22,229)	$(111,067)	$(86,949)
Add:
Interest and other expense, net	540	4,679	8,417	11,838
Income tax provision (benefit)	(393)	41	336	337
Depreciation and amortization	9,728	12,614	32,822	37,618
Stock-based compensation	4,077	7,039	10,556	22,905
Acquisition-related costs, net(1)	1,372	(1,816)	5,767	(2,507)
Restructuring and other related costs(2)	1,354	4,772	6,851	8,711
Goodwill impairment(3)	—	—	122,548	28,769
Non-recurring lease-related charges(4)	—	6,900	—	6,900
Gain on sale of business(5)	(65,889)	—	(65,889)	—
Loss on extinguishment of debt(6)	9,494	—	9,494	—
Adjusted EBITDA	$779	$12,000	$19,835	$27,622
__________________
(1)Acquisition-related costs, net include third-party fees associated with due diligence, deferred retention expenses, post-acquisition restructuring costs incurred as part of business combinations, and changes in fair value of contingent consideration liabilities for potential earn-out payments. During the three and nine months ended September 30, 2025, the fair value of the contingent consideration related to the Upfront acquisition earnout decreased, resulting in a net reduction in expense. For additional details refer to Notes 1, 3, and 8 in our condensed consolidated financial statements.
(2)Restructuring and other related costs include severance, restructuring and retention program costs, and other team member costs from our restructuring plans, as well as legal and advisory fees related to Project Nexus and shareholder activism defense costs regarding our former CEO’s retirement and multiple CEO transitions in 2026 and significant board of director refreshment that are non-recurring and outside the ordinary course of our business. For additional details, refer to Notes 1 and 20 in our condensed consolidated financial statements.
(3)Goodwill impairment was recognized as a result of impairment indicators and quantitative tests indicating the fair values of the following were below the carrying values: (i) Technology reporting unit as of June 4, 2026 and March 31, 2026, and (ii) the Technology reporting unit and the Professional Services reporting unit as of June 30, 2025.
(4)Non-recurring lease-related charges include the lease-related impairment charges related to our corporate office space designated for subleasing. For additional details, refer to Note 10 in our condensed consolidated financial statements.
(5)The gain on sale of business was related to the Vitalware Transaction that closed on July 31, 2026 with total consideration received of $146.3 million and $80.4 million of net assets disposed. For additional details, refer to Note 2 in our condensed consolidated financial statements.
(6)On July 31, 2026, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement and terminate the agreement. In connection with the repayment, we recognized a loss on extinguishment of debt due to the write-off of unamortized debt issuance costs, debt discount, and prepayment premiums. For additional details, refer to Note 11 in our condensed consolidated financial statements.

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
•Add new clients. We believe our ability to increase our client base will enable us to drive growth. Our potential client base is generally in the early stages of data and analytics adoption and maturity. We expect to further penetrate the market over time as potential clients invest in commercial data and analytics solutions. As one of the first data platform and analytics vendors focused specifically on healthcare organizations, we have accumulated substantial healthcare data and client experience through approximately 18 years of operations and approximately $2.8 billion in documented outcomes achieved by our clients. Our clients are large, complex organizations who typically have long procurement cycles, which, as a result, may lead to challenges with adding new clients.
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

For the nine months ended September 30, 2026, our technology revenue and professional services revenue represented 70% and 30% of total revenue, respectively. Changes in our percentage of revenue attributable to Technology and Professional Services would impact future gross margin and Adjusted Gross Margin. Furthermore, changes within the types of professional services we offer over time can have a material impact on our Adjusted Professional Services Gross Margin, impacting our future gross margin and Total Adjusted Gross Margin. See “Reconciliation of Non-GAAP Financial Measures” above for more information.
•Migration to Health Catalyst Ignite. We are in the process of migrating our DOS clients to Ignite. These migrations have and will continue to result in higher cost of technology revenue, which has and will negatively impact Adjusted Technology Gross Margin. We experienced retention pressure in 2025 and the nine months of 2026 ended September 30, 2026 due to the ongoing migration efforts, and we expect to face similar pressure through the remainder of 2026 and 2027. An Ignite migration can take a variety of forms, including a client's migration from our DOS platform to the Ignite platform, the incorporation of Ignite componentry into a specific Solution that is deployed to all clients using that Solution, or our deeming a Solution using our latest technology to be part of Ignite (our latest technology) because we do not plan to devote additional professional service or R&D resources to adding Ignite componentry to the Solution. There may be instances in which we expect the client to remain on our legacy technology for the foreseeable future. We expect to be generally through the DOS platform to Ignite platform migration-related churn headwinds by the end of 2027, with some clients choosing to remain on DOS. We are committed to providing more flexibility and meeting clients where they are with the goal of improving client experience and retention of at-risk annual recurring revenue.

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

Recent Acquisitions and Dispositions
Vitalware Transaction
On the Vitalware Closing Date, we completed the previously announced Vitalware Transaction pursuant to which we divested our Vitalware Business. The base purchase price for the Vitalware Business was $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Total consideration we received from Med-Metrix was $146.3 million, net of transaction expenses and estimated net working capital adjustments, of which we received net initial cash proceeds of $144.5 million on the Vitalware Closing Date. Additional consideration of approximately $1.8 million, including escrow receivables, is expected to be received within the next year. Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement, which resulted in the termination of the Credit Agreement and simultaneous release in full of all liens thereunder.
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
Components of Our Results of Operations
Revenue
We derive our revenue from sales of technology and professional services. For the three months ended September 30, 2026 and 2025, technology revenue represented 72% and 68% of total revenue, respectively, and professional services revenue represented 28% and 32% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, technology revenue represented 70% and 66% of total revenue, respectively, and professional services revenue represented 30% and 34% of total revenue, respectively. We expect our near-term revenue growth to be negatively impacted by policy developments around Medicaid and research funding reductions, which has and will likely continue to create additional financial strain for many of our clients and prospective clients. We also expect near-term headwinds to revenue, including a reduction in technology revenue from the Vitalware Transaction, a reduction in TEMS revenue due to down-selling and our exit from certain lower-margin TEMS arrangements, a reduction in technology revenue related to migrating DOS clients to Health Catalyst Ignite, and the timing of non-recurring revenue driven by the timing of project completions.
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
Professional services revenue. Professional services revenue primarily includes analytics services, domain expertise services, TEMS, and implementation services. Professional services arrangements typically include a fixed scope or fee for making FTE services available to our clients on a monthly basis or a fixed fee for a scope of work. FTE services generally consist of a blend of analytic engineers, analysts, and data scientists based on the domain expertise needed to best serve our clients.

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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to delivering our team’s expertise in analytics, strategic advisory, improvement, and implementation services. These costs primarily include salary and related personnel costs, travel-related costs, and outside contractor costs. The January 2025 Restructuring Plan, the August 2025 Restructuring Plan (together with the January 2025 Restructuring Plan, the 2025 Restructuring Plans), and restructuring activities related to Project Nexus together have reduced our ongoing cost of professional services revenue. Project Nexus has also increased cost of professional services revenue in the second and third quarters of 2026 due to severance and related team member costs, but, consistent with the impact of the 2025 Restructuring Plans, we expect the reduction in headcount will reduce future, ongoing cost of professional services revenue. Our cost of professional services revenue may fluctuate as a percentage of our revenue from period to period due to the timing and extent of non-recurring professional services arrangements.
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
Research and development. Research and development expenses primarily include salary and related personnel costs for our data platform and analytics applications teams, subscriptions, and outside contractor costs associated with the development of products. We have developed an open, flexible, and scalable data platform. We plan to continue to invest in research and development to develop new solutions and enhance our applications library. The January 2025 Restructuring Plan, the August 2025 Restructuring Plan, and restructuring activities related to Project Nexus increased our research and development expenses in the first quarter of 2025, third quarter of 2025, and second and third quarters of 2026 respectively, in each case due to severance and related team member costs. However, we expect that the reduction in headcount pursuant to these restructuring initiatives will reduce future, ongoing research and development expenses.
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
Gain on sale of business
The Vitalware Transaction closed on July 31, 2026. As of the Vitalware Closing Date, we recognized a gain on sale of the Vitalware Business for the amount of consideration, net of transaction expenses and estimated net working capital adjustments, in excess of the net carrying value of the disposal group. The disposal group included major classes of assets and liabilities, including accounts receivable, property and equipment, intangible assets, allocated goodwill, and deferred revenue.
Loss on extinguishment of debt
On July 31, 2026, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement and terminate the agreement. In connection with the repayment, we recognized a loss on extinguishment of debt, due to the write-off of unamortized debt issuance costs, debt discount, and prepayment premiums
Interest and other expense, net
Interest and other expense, net primarily consists of interest expense from our debt arrangements offset by income from our investment holdings and income from our transition services agreement entered into in connection with the Vitalware Transaction. Interest expense is primarily attributable to the Credit Agreement and also includes the amortization of deferred financing costs related to our debt arrangements. We expect our future interest expense to decrease significantly due to the elimination of our outstanding term loan arrangements under the Credit Agreement, which occurred concurrently with the closing of the Vitalware Transaction.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue:
Technology	$40,686	$52,051	$138,949	$156,409
Professional services	15,597	24,272	58,577	80,048
Total revenue	56,283	76,323	197,526	236,457
Cost of revenue, excluding depreciation and amortization shown below:
Technology(1)(2)(3)	16,166	17,203	51,637	53,120
Professional services(1)(2)(3)	16,076	21,304	51,525	71,045
Total cost of revenue, excluding depreciation and amortization	32,242	38,507	103,162	124,165
Operating expenses:
Sales and marketing(1)(2)(3)	8,563	14,361	29,508	42,305
Research and development(1)(2)(3)	9,503	12,281	30,308	39,859
General and administrative(1)(2)(3)(4)	11,999	16,069	37,887	38,515
Depreciation and amortization	9,728	12,614	32,822	37,618
Goodwill impairment	—	—	122,548	28,769
Total operating expenses	39,793	55,325	253,073	187,066
Gain on sale of business	65,889	—	65,889	—
Income (loss) from operations	50,137	(17,509)	(92,820)	(74,774)
Loss on extinguishment of debt	(9,494)	—	(9,494)	—
Interest and other expense, net	(540)	(4,679)	(8,417)	(11,838)
Income (loss) before income taxes	40,103	(22,188)	(110,731)	(86,612)
Income tax benefit (provision)	393	(41)	(336)	(337)
Net income (loss)	$40,496	$(22,229)	$(111,067)	$(86,949)

(1)Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-Based Compensation Expense:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$145	$205	$335	$719
Professional services	594	991	1,488	3,187
Sales and marketing	1,033	2,085	2,442	6,789
Research and development	817	972	1,773	3,421
General and administrative	1,488	2,786	4,518	8,789
Total	$4,077	$7,039	$10,556	$22,905

(2)Includes acquisition-related costs, net, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acquisition-related costs (benefit), net:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$—	$11	$1	$118
Professional services	—	24	6	200
Sales and marketing	210	(25)	213	416
Research and development	25	—	31	357
General and administrative	1,137	(1,826)	5,516	(3,598)
Total	$1,372	$(1,816)	$5,767	$(2,507)
(3)Includes restructuring and other related costs, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring and other related costs:	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization:
Technology	$(18)	$436	$278	$837
Professional services	151	650	717	1,792
Sales and marketing	207	1,947	1,567	2,299
Research and development	79	1,374	1,669	3,282
General and administrative	935	365	2,620	501
Total	$1,354	$4,772	$6,851	$8,711
(4)    Includes non-recurring lease-related charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-recurring lease-related charges:	(in thousands)		(in thousands)
General and administrative	$—	$6,900	$—	$6,900
Total	$—	$6,900	$—	$6,900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Technology	72%	68%	70%	66%
Professional services	28	32	30	34
Total revenue	100	100	100	100
Cost of revenue, excluding depreciation and amortization shown below:
Technology	29	22	26	22
Professional services	29	28	26	30
Total cost of revenue, excluding depreciation and amortization	58	50	52	52
Operating expenses
Sales and marketing	15	19	15	18
Research and development	17	16	15	17
General and administrative	21	21	19	16
Depreciation and amortization	18	17	17	16
Goodwill impairment	—	—	62	12
Total operating expenses	71	73	128	79
Gain on sale of business	117	—	33	—
Income (loss) from operations	89	(23)	(47)	(31)
Loss on extinguishment of debt	(17)	—	(5)	—
Interest and other expense, net	(1)	(6)	(4)	(6)
Income (loss) before income taxes	71	(29)	(56)	(37)
Income tax benefit (provision)	1	—	—	—
Net income (loss)	72%	(29)%	(56)%	(37)%

Discussion of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$40,686	$52,051	$(11,365)	(22)%
Professional services	15,597	24,272	(8,675)	(36)%
Total revenue	$56,283	$76,323	$(20,040)	(26)%
Percentage of revenue:
Technology	72%	68%
Professional services	28	32
Total	100%	100%

Total revenue was $56.3 million for the three months ended September 30, 2026, compared to $76.3 million for the three months ended September 30, 2025, a decrease of $20.0 million, or 26%.
Technology revenue was $40.7 million, or 72% of total revenue, for the three months ended September 30, 2026, compared to $52.1 million, or 68% of total revenue, for the three months ended September 30, 2025.
The technology revenue decrease was primarily related to the disposition of the Vitalware Business in connection with the Vitalware Transaction as well as elevated churn levels and down-sell related to DOS to Ignite migrations, partially offset by growth from new and existing clients.
Professional services revenue was $15.6 million, or 28% of total revenue, for the three months ended September 30, 2026, a decrease compared to $24.3 million, or 32% of total revenue, for the three months ended September 30, 2025. The professional services revenue decrease was primarily due to our exit of certain lower margin TEMS arrangements and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$16,166	$17,203	$(1,037)	(6)%
Professional services	16,076	21,304	(5,228)	(25)%
Total cost of revenue, excluding depreciation and amortization	$32,242	$38,507	$(6,265)	(16)%
Percentage of total revenue	58%	51%
Cost of technology revenue, excluding depreciation and amortization, was $16.2 million for the three months ended September 30, 2026, compared to $17.2 million for the three months ended September 30, 2025, a decrease of $1.0 million, or 6%. The decrease was primarily due to a $0.7 million decrease in salary and related personnel costs primarily due to restructuring and other related costs related to Project Nexus and the 2025 Restructuring Plans, including stock-based compensation, a $0.6 million decrease in dues and subscriptions, and a $0.5 million decrease in restructuring and other related costs, partially offset by a $0.9 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients.

Cost of professional services revenue was $16.1 million for the three months ended September 30, 2026 and $21.3 million for the three months ended September 30, 2025, a decrease of $5.2 million or 25%. The decrease was primarily due to a $4.2 million decrease in salary and related personnel costs, including stock-based compensation, primarily due to restructuring and other related costs related to Project Nexus and the 2025 Restructuring Plans, a $0.5 million decrease in restructuring and other related costs, and a $0.4 million decrease in contractor and outside service provider fees.
Operating expenses
Sales and marketing

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$8,563	$14,361	$(5,798)	(40)%
Percentage of total revenue	15%	19%

Sales and marketing expenses were $8.6 million for the three months ended September 30, 2026, compared to $14.4 million for the three months ended September 30, 2025, a decrease of $5.8 million, or 40%.
The decrease was primarily due to a $3.0 million decrease in salary and related personnel costs, including stock-based compensation, a $1.7 million decrease in restructuring and other related costs, a $0.6 million decrease in advertising and marketing costs, and a $0.3 million decrease in the provision for expected credit losses.
Sales and marketing expense as a percentage of total revenue decreased from 19% in the three months ended September 30, 2025 to 15% in the three months ended September 30, 2026.
Research and development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$9,503	$12,281	$(2,778)	(23)%
Percentage of total revenue	17%	16%

Research and development expenses were $9.5 million for the three months ended September 30, 2026, compared to $12.3 million for the three months ended September 30, 2025, a decrease of $2.8 million, or 23%. The decrease was primarily due to a $1.5 million decrease in salary and related personnel costs, including stock based compensation, and a $1.3 million decrease in restructuring and other related costs.
Research and development expense as a percentage of revenue increased from 16% in the three months ended September 30, 2025 to 17% in the three months ended September 30, 2026.
General and administrative

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,999	$16,069	$(4,070)	(25)%
Percentage of total revenue	21%	21%
General and administrative expenses were $12.0 million for the three months ended September 30, 2026, compared to $16.1 million for the three months ended September 30, 2025, a decrease of $4.1 million, or 25%. The decrease is primarily due to a $6.9 million decrease in lease-related impairment charges and a $0.6 million decrease in salary and related personnel costs, including stock based compensation.

These decreases were partially offset by the prior year expense being netted down by a $1.9 million decrease in fair value of contingent consideration liabilities related to the earn-out associated with the Upfront acquisition that did not recur in the current period, a $1.1 million increase in acquisition related costs, and a $0.6 million increase in restructuring and other related costs.
General and administrative expense as a percentage of revenue remained flat at 21% in the three months ended September 30, 2025 and 2026.
Depreciation and amortization

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$9,728	$12,614	$(2,886)	(23)%
Percentage of total revenue	18%	17%

Depreciation and amortization expenses were $9.7 million for the three months ended September 30, 2026, compared to $12.6 million for the three months ended September 30, 2025, a decrease of $2.9 million, or 23%. This decrease was primarily due to certain intangible assets from past business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue increased from 17% in the three months ended September 30, 2025 to 18% in the three months ended September 30, 2026
Gain on sale of business

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Gain on sale of business	$65,889	$—	$65,889	100%

The Vitalware Transaction closed on July 31, 2026 with total consideration of $146.3 million, net of transaction expenses and estimated net working capital adjustments of which we received net initial cash proceeds of $144.5 million on the Vitalware Closing Date. Additional consideration of approximately $1.8 million, including escrow receivables, is expected to be received within the next year. The disposal group included major classes of assets and liabilities, including accounts receivable, property and equipment, intangible assets, allocated goodwill. and deferred revenue. Immediately prior to the completion of the divestiture, the carrying amounts of those assets and liabilities were $92.3 million and $11.9 million, respectively, including an allocation of $75.2 million of Technology reporting unit goodwill to the Vitalware Business. Such assets and liabilities were derecognized upon closing resulting in a pre-tax gain on sale of approximately $65.9 million during the three months ended September 30, 2026.
Loss on extinguishment of debt

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$(9,494)	$—	$(9,494)	(100)%

On July 31, 2026, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement and terminate the agreement. In connection with the repayment, we recognized a loss on extinguishment of debt of $9.5 million, due to the write-off of unamortized debt issuance costs, debt discount, and prepayment premiums, which is disclosed separately in the condensed consolidated statements of operations.

Interest and other expense, net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Interest income	$716	1,136	$(420)	(37)%
Interest expense	(1,594)	(5,635)	4,041	(72)%
Other income (expense)	338	(180)	518	(288)%
Total interest and other (expense) income, net	$(540)	$(4,679)	$4,139	(88)%
Interest and other expense, net decreased $4.1, or 88.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This change is primarily due to a $4.0 million decrease in interest expense from the repayment in full of all outstanding obligations under, and resulting termination of, our Credit Agreement on July 31, 2026 and a $0.5 million increase in other income primarily relating to our transition services agreement related to the Vitalware Transaction, partially offset by a $0.4 million decrease in interest income on our short-term investments and cash equivalents.
Income tax benefit (provision)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax benefit (provision)	$393	$(41)	$434	(1059)%

Our income tax benefit (provision) consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. The net income tax benefit for the three months ended September 30, 2026 is primarily due to changes in our deferred income tax liabilities resulting from the Vitalware Transaction. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the three months ended September 30, 2025.
Discussion of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Technology	$138,949	$156,409	$(17,460)	(11)%
Professional services	58,577	80,048	(21,471)	(27)%
Total revenue	$197,526	$236,457	$(38,931)	(16)%
Percentage of revenue:
Technology	70%	66%
Professional services	30	34
Total	100%	100%

Total revenue was $197.5 million for the nine months ended September 30, 2026, compared to $236.5 million for the nine months ended September 30, 2025, a decrease of $38.9 million, or 16%.

Technology revenue was $138.9 million, or 70% of total revenue, for the nine months ended September 30, 2026, compared to $156.4 million, or 66% of total revenue, for the nine months ended September 30, 2025. The technology revenue decrease was primarily related to the disposition of the Vitalware Business in connection with the Vitalware Transaction and elevated churn levels and down-sell related to DOS to Ignite migrations, partially offset by growth from new and existing clients.
Professional services revenue was $58.6 million, or 30% of total revenue, for the nine months ended September 30, 2026, compared to $80.0 million, or 34% of total revenue, for the nine months ended September 30, 2025. The professional services revenue decrease was primarily due to our exit of certain lower margin TEMS arrangements and churn of some FTE-based arrangements.
Cost of revenue, excluding depreciation and amortization

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization:
Technology	$51,637	$53,120	$(1,483)	(3)%
Professional services	51,525	71,045	(19,520)	(27)%
Total cost of revenue, excluding depreciation and amortization	$103,162	$124,165	$(21,003)	(17)%
Percentage of total revenue	52%	52%
Cost of technology revenue, excluding depreciation and amortization, was $51.6 million for the nine months ended September 30, 2026, compared to $53.1 million for the nine months ended September 30, 2025, a decrease of $1.5 million, or 3%. The decrease was primarily due to a $4.7 million decrease in salary and related personnel costs, including stock-based compensation, a $0.6 million decrease in restructuring and other related costs, and a $0.4 million decrease in revenue share fees, partially offset by a $4.6 million increase in cloud computing and hosting costs largely from the expanded use of Microsoft Azure to serve existing and new clients.
Cost of professional services revenue was $51.5 million for the nine months ended September 30, 2026, compared to $71.0 million for the nine months ended September 30, 2025, a decrease of $19.5 million, or 27%. This decrease was primarily due to a $18.1 million decrease in salary and related personnel costs including stock-based compensation and a $1.0 million decrease in restructuring and other related costs.
Sales and marketing

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$29,508	$42,305	$(12,797)	(30)%
Percentage of total revenue	15%	18%

Sales and marketing expenses were $29.5 million for the nine months ended September 30, 2026, compared to $42.3 million for the nine months ended September 30, 2025, a decrease of $12.8 million, or 30%. The decrease was primarily due to a $10.9 million decrease in ongoing salary and related personnel costs including stock-based compensation, a $1.0 million decrease in advertising and marketing costs, a $0.7 million decrease in restructuring and other related costs, and a $0.5 million decrease in contractor and outside service provider fees, partially offset by a $0.5 million increase in dues and subscriptions.
Sales and marketing expense as a percentage of total revenue decreased from 18% in the nine months ended September 30, 2025 to 15% in the nine months ended September 30, 2026.

Research and development

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$30,308	$39,859	$(9,551)	(24)%
Percentage of total revenue	15%	17%

Research and development expenses were $30.3 million for the nine months ended September 30, 2026, compared to $39.9 million for the nine months ended September 30, 2025, a decrease of $9.6 million, or 24%. The decrease was primarily due to a $5.7 million decrease in ongoing salary and related personnel costs, including stock-based compensation, a $2.2 million decrease in contractor and outside services fees, and a $1.6 million decrease in restructuring and other related costs.
Research and development expense as a percentage of revenue decreased from 17% in the nine months ended September 30, 2025 to 15% in the nine months ended September 30, 2026.
General and administrative

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$37,887	$38,515	$(628)	(2)%
Percentage of total revenue	19%	16%
General and administrative expenses were $37.9 million for the nine months ended September 30, 2026, compared to $38.5 million for the nine months ended September 30, 2025, a decrease of $0.6 million, or 2%. The decrease was primarily due to a $6.9 million decrease in lease-related impairment charges, a $4.8 million decrease in ongoing salary and related personnel costs, including stock-based compensation, and a $0.9 million decrease in occupancy related costs, partially offset by the prior year expense being netted down by $6.8 million more of a decrease in fair value of contingent consideration liabilities related to the earn-out associated with the Upfront acquisition compared to the current period, a $3.1 million increase in acquisition related costs, and a $2.1 million increase in restructuring and other related costs.
General and administrative expense as a percentage of revenue increased from 16% in the nine months ended September 30, 2025 to 19% in the nine months ended September 30, 2026.
Depreciation and amortization

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$32,822	$37,618	$(4,796)	(13)%
Percentage of total revenue	17%	16%

Depreciation and amortization expenses were $32.8 million for the nine months ended September 30, 2026, compared to $37.6 million for the nine months ended September 30, 2025, a decrease of $4.8 million, or 13%. This decrease was primarily due to certain intangible assets from past business combinations becoming fully amortized.

Depreciation and amortization expense as a percentage of revenue increased from 16% in the nine months ended September 30, 2025 to 17% in the nine months ended September 30, 2026.

Goodwill impairment

During the nine months ended September 30, 2026, and 2025, we recorded impairment charges to goodwill as we observed overall declines in our stock price and market capitalization, which along with a downward revision of our future revenue forecast and Vitalware Transaction meeting the criteria for held for sale accounting, led to our conclusion that impairment triggering events had occurred and therefore we performed quantitative goodwill impairment tests that resulted in non-cash goodwill impairment charges of $122.5 million and $28.8 million, respectively.

Gain on sale of business

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Gain on sale of business	$65,889	$—	$65,889	100%
The Vitalware Transaction closed on July 31, 2026 with total consideration of $146.3 million, net of transaction expenses and estimated net working capital adjustments, of which we received net initial cash proceeds of $144.5 million on the Vitalware Closing Date. Additional consideration of approximately $1.8 million, including escrow receivables, is expected to be received within the next year. The disposal group included major classes of assets and liabilities, including accounts receivable, property and equipment, intangible assets, allocated goodwill. and deferred revenue. Immediately prior to the completion of the divestiture, the carrying amounts of those assets and liabilities were $92.3 million and $11.9 million, respectively, including an allocation of $75.2 million of Technology reporting unit goodwill to the Vitalware Business. Such assets and liabilities were derecognized upon closing resulting in a pre-tax gain on sale of approximately $65.9 million during the three months ended September 30, 2026.
Loss on extinguishment of debt

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$(9,494)	$—	$(9,494)	(100)%
On July 31, 2026, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement and terminate the agreement. In connection with the repayment, we recognized a loss on extinguishment of debt of $9.5 million, due to the write-off of unamortized debt issuance costs, debt discount, and prepayment premiums, which is disclosed separately in the condensed consolidated statements of operations.
Interest and other expense, net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Interest income	$2,438	6,626	$(4,188)	(63)%
Interest expense	(10,981)	(18,738)	7,757	(41)%
Other income	126	274	(148)	(54)%
Total interest and other expense, net	$(8,417)	$(11,838)	$3,421	(29)%
Interest and other expense, net decreased $3.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This change is primarily due to a $7.8 million decrease in interest expense from the settlement of our convertible senior notes in April 2025 and repayment in full of all outstanding obligations under, and resulting termination of, our Credit Agreement on July 31, 2026, partially offset by a $4.2 million decrease in interest income on our short-term investments and cash equivalents.

Income tax provision

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax provision	$(336)	$(337)	$1	—%
Our income tax provision consists of current and deferred taxes for U.S. federal, state, and foreign income taxes. As we have a full valuation allowance on our net deferred tax assets, our income tax provision typically consists primarily of minimal state and foreign income taxes, which is the case for the nine months ended September 30, 2026 and 2025.
Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $79.0 million, which were held for working capital and other general corporate purposes, which may include, among other things, acquisitions and strategic transactions, such as share repurchases and debt reduction. Our cash equivalents and short-term investments are currently comprised of money market funds, U.S. treasury notes, and commercial paper, but in the past have also commonly included corporate bonds and U.S. agency securities.
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
Vitalware Transaction and Debt Extinguishment
On July 31, 2026, we completed the previously announced disposition of our Vitalware Business. The base purchase price for the Vitalware Business was $147 million, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses. Total consideration we received from Med-Metrix was $146.3 million, net of transaction expenses and estimated net working capital adjustments, of which we received net initial cash proceeds of $144.5 million on the Vitalware Closing Date. Additional consideration of approximately $1.8 million, including escrow receivables, is expected to be received within the next year. Concurrently with the closing of the Vitalware Transaction, on the Vitalware Closing Date, we used the net cash proceeds received from the Vitalware Transaction, together with cash on hand, to voluntarily repay in full all outstanding obligations under the Credit Agreement, which resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.

Credit Agreement
We entered into the Credit Agreement on July 16, 2024 (the Closing Date). The Credit Agreement provided a five-year term loan facility in an aggregate principal amount of up to $225 million, consisting of an initial term loan in the aggregate principal amount of $125 million, which was funded on the Closing Date, and a delayed draw term loan facility in the aggregate principal amount of $100 million, which was undrawn on the Closing Date.

We had the option to draw up to $40.0 million under the delayed draw facility within six months after the Closing Date and on October 29, 2024, we drew an additional principal amount of $37.7 million. We also had the option to draw up to an additional $60.0 million under the delayed draw facility within eighteen months after the Closing Date, but did not utilize this to draw down any additional debt. Borrowings under the Credit Agreement bore interest at a rate per annum equal to the secured overnight financing rate (SOFR) plus 6.5%. Commencing with the quarter ended December 31, 2024, we were required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. The final maturity date of the term loans was July 16, 2029.
We used a portion of the net proceeds from the initial term loan, together with cash on hand, to repay in full the outstanding principal and accrued interest on our 2.50% Convertible Senior Notes due 2025 at maturity on April 14, 2025. We used proceeds from the delayed draw term loan facility to fund our inorganic growth strategy through permitted acquisitions (including deferred purchase price or similar arrangements related thereto) and to pay fees, costs, and expenses in connection therewith.
As discussed above, in connection with the closing of the Vitalware Transaction on July 31, 2026 we voluntarily repaid in full all outstanding obligations under the Credit Agreement, using the net cash proceeds from the Vitalware Transaction together with cash on hand. The repayment in full of our obligations under the Credit Agreement resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.
Refer to “Note 11—Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Credit Agreement.
Share repurchase plan
During the third quarter of 2022, our board of directors authorized a share repurchase program to repurchase up to $40.0 million of our outstanding shares of common stock (Share Repurchase Plan). During the nine months ended September 30, 2026, there were no shares repurchased. During the nine months ended September 30, 2025, we repurchased and retired 1,103,601 shares of our common stock for $5.0 million at an average purchase price of $4.51 per share.
The total remaining authorization for future shares of common stock repurchases under our Share Repurchase Plan is $24.8 million as of September 30, 2026.
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

Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$16,911	$(9,181)
Net cash provided by investing activities	149,382	35,184
Net cash used in financing activities	(163,331)	(235,348)
Effect of exchange rate changes	(30)	5
Net increase (decrease) in cash and cash equivalents	$2,932	$(209,340)
Operating activities
Our largest source of operating cash flows is cash collections from our clients for technology and professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenses, marketing expenses, and technology costs.
For the nine months ended September 30, 2026, net cash provided by operating activities was $16.9 million, which included a net loss of $111.1 million. Non-cash adjustments primarily consisted of $122.5 million goodwill impairment charges, $65.9 million gain on sale of business in connection with the Vitalware Transaction, $32.8 million in depreciation and amortization, $10.6 million in stock-based compensation, $9.5 million of loss on extinguishment of debt, and $1.0 million from the provision for expected credit losses.
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
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2026 of $149.4 million was primarily due to $63.9 million provided from the sale and maturity of short-term investments and $144.5 million provided from the sale of the Vitalware Business, reduced by $43.7 million in purchases of short-term investments and $13.6 million of capitalized internal-use software development costs.
Net cash provided by investing activities for the nine months ended September 30, 2025 of $35.2 million was primarily due to $149.4 million provided from the sale and maturity of short-term investments, reduced by $57.2 million in purchases of short-term investments, $41.1 million used in the acquisition of businesses, and $14.6 million of capitalized internal-use software development costs.
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2026 of $163.3 million was primarily due to $164.0 million used in the repayment of our debt facilities, reduced by $0.6 million in proceeds from our ESPP.
Net cash used in financing activities for the nine months ended September 30, 2025 of $235.3 million was primarily due to $231.9 million used in the repayment of principal on our debt facilities and $5.0 million of share repurchases, reduced by $1.5 million in proceeds from our ESPP.

Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest rate risk
We had cash, cash equivalents, and short-term investments of $79.0 million as of September 30, 2026, which are held primarily for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of September 30, 2026, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities prior to maturity.
On July 16, 2024, we entered into the Credit Agreement consisting of a $125 million funded term loan and a delayed draw term loan facility in the aggregate principal amount of $100 million which was undrawn as of the closing date. As of September 30, 2026, $37.7 million of the delayed draw term loan had been drawn upon. The maturity date of the term loans was July 16, 2029. The interest that accrued on outstanding principal of the term loans was payable in cash on a quarterly basis, which portion accrued at a floating rate equal to SOFR plus 6.5% per year. In the event that SOFR was unavailable, interest accrued at a floating rate equal to the alternate base rate (as described in the Credit Agreement) plus 5.5% per year. Commencing with the quarter ended December 31, 2024, we were required to make quarterly principal payments in an amount equal to 0.25% of the aggregate original principal amount. As discussed above, in connection with the closing of the Vitalware Transaction, we voluntarily repaid in full all outstanding obligations under the Credit Agreement on July 31, 2026 using the net cash proceeds from the Vitalware Transaction together with cash on hand. The repayment in full of our obligations under the Credit Agreement resulted in the termination of the Credit Agreement and the simultaneous release in full of all liens thereunder.
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
Our health system end market recently experienced meaningful financial strain from significant inflation with increases in labor and supply costs without a commensurate increase in revenue, leading to significant margin pressure. We are encouraged that, in general, the operating margins of our health system end market improved in 2024, 2025, and in the nine months of 2026 relative to 2022 and 2023. However, it is possible that inflation could negatively impact clients in the future. If our costs, including labor costs, were to become subject to significant inflationary pressures on an ongoing basis, we may not be able to fully offset such higher costs by increasing fees for our Solution. Our inability or failure to do so could harm our business, results of operations, or financial condition.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns or fair value estimates deteriorate, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations, such as the goodwill impairment charges of $105.4 million and $122.5 million expensed during the year ended December 31, 2025 and nine months ended September 30, 2026, respectively, which were primarily due to overall declines in our stock price and market capitalization. Further declines in our stock price and market capitalization could result in further impairment charges, which could adversely affect our results of operations.
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
Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, including the retirement by Dan Burton from his position as our CEO on February 12, 2026, and the subsequent appointment of Simeon (Sim) Kohl to succeed Benjamin Albert as our CEO on September 14, 2026, which could disrupt our business. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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
•investor concerns that advances in AI Technologies may disrupt business models of data, analytics and software companies, reduce demand for their products, or alter pricing dynamics; and

•other events or factors, including those resulting from macroeconomic challenges (including high inflationary and/or high interest rate environment, tariffs and cuts in Medicaid and research funding, war, regional or global conflicts (including the conflicts in the Middle East), bank or financial institution failures, incidents of terrorism, public health crises, political changes, or responses to these events.
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
On August 2, 2022, our board of directors authorized and approved the Share Repurchase Plan, pursuant to which we may repurchase up to $40.0 million of our outstanding shares of common stock. We repurchased shares of common stock under this program during the third quarter of 2022, first quarter of 2023 and first quarter of 2025. There were no repurchases made during 2024 and we had $24.8 million available to purchase under the Share Repurchase Plan as of September 30, 2026. Repurchases of shares of common stock under the Share Repurchase Plan may be made from time to time, in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the discretion of our management, depending on market conditions and corporate needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2026, the following directors or officers of the Company adopted a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K:

Name and Title	Type of Trading Arrangement	Date Adopted	Expiration Date	Duration(1)	Total Shares to be Sold
Benjamin Landry, General Counsel	Rule 10b5-1 Trading Arrangement	8/12/2026	9/15/2027	399 days	Up to 283,729(2)
__________________
(1)The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) completion of all sales or (b) the expiration date listed in the table.
(2)The 10b5-1 trading arrangement provides for the sale of 71,687 shares of common stock, and net vested shares from certain performance-based restricted stock units (PRSU) awards and certain restricted stock unit (RSU) awards as well as the net number of shares resulting from purchases under the Company’s Employee Stock Purchase Plan (ESPP). With respect to the PRSU awards, total shares to be sold reflects a maximum amount that could potentially vest without taking into account that such number is subject to the level of achievement of each performance goal contained within such PRSU awards as well as the number of shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the PRSU awards, which will vary based on the market price of the Company’s common stock at the time of vesting. With respect to the RSU awards, total shares to be sold reflects a maximum amount that includes shares that will be surrendered to the Company or automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of the Company’s common stock at the time of vesting. With respect to the ESPP, the total shares to be sold is up to 5,000 shares (i.e., the maximum number of shares that could be acquired under the ESPP for the period ending on the expiration date of the Rule 10b5-1 trading arrangement), and such number will vary based on the market price of the Company’s common stock at the time of the acquisition of shares under the ESPP.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, adopted, terminated, or modified by our directors or officers during the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Document	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	July 12, 2019

3.2	Amended and Restated Bylaws.	S-1/A	3.4	July 12, 2019

3.3	Amendment to the Amended and Restated Bylaws.	8-K	3.1	August 2, 2021

4.1	Form of common stock certificate.	S-1/A	4.1	July 12, 2019

10.1#	Offer Letter, dated September 4, 2026, between Health Catalyst, Inc. and Simeon Kohl	8-K	10.1	September 8, 2026

10.2#	Offer Letter, dated September 4, 2026, between Health Catalyst, Inc. and Benjamin Albert	8-K	10.2	September 8, 2026

10.3#	Health Catalyst, Inc. 2026 Employment Inducement Incentive Plan and forms of restricted stock unit award agreement, nonqualified stock option agreement and restricted stock award agreement thereunder	8-K	10.5	September 8, 2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1^	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
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

Signature	Title	Date

/s/ Jason Alger	Chief Financial Officer	November 5, 2026
Jason Alger	(Principal Financial and Accounting Officer)